Form 10KSB
period 2000-12-31
SONOMA VALLEY BANCORP
filed 2001-04-02
CIK 1120427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

  For the fiscal year ended December 31, 2000 Commission File Number: 000-31929


                              SONOMA VALLEY BANCORP
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

              CALIFORNIA                                68-0454068
        ------------------------           ------------------------------------
        (State of incorporation)           (I.R.S. Employer Identification No.)


                              202 West Napa Street
                            Sonoma, California 95476
                                 (707) 935-3200
              ----------------------------------------------------

               (Address, including zip code, and telephone number,
              including area code, of principal executive offices)

              ----------------------------------------------------

Securities to be registered under section 12(b) of the Exchange Act: None

Securities to be registered under section 12(g) of the Exchange Act:

                                                Name of each exchange
             Title of each class                on which registered
             --------------------           -------------------------------
                Common Stock                Over the Counter Bulletin Board

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes   [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. |_|

The registrant's revenue for the year ended December 31, 2000 is $11,777,917.

Aggregate market value of Common Stock held by non-affiliates of Sonoma Valley Bancorp as of February 28, 2001 based on the current market price of the stock:
$ 24,832,046.00

The number of shares of registrant's common stock outstanding as of February 28, 2001 was 1,281,654.

                       DOCUMENTS INCORPORATE BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the registrant's annual meeting of stockholders to be held on May 16, 2001.

        With the exception of historical facts stated herein, the matters discussed in this Form 10- KSB are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operation of Sonoma Valley Bancorp's wholly owned subsidiary, Sonoma Valley Bank, projected costs and expenses related to operations of the bank's liquidity, capital resources, and the availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this Form 10-KSB, the following: (i) increased competition from other banks, savings and loan associations, thrift and loan associations, finance companies, credit unions, offerors of money market funds, and other financial institutions; (ii) the risks and uncertainties relating to general economic and political conditions, both domestically and internationally, including, but not limited to, inflation, or natural disasters affecting the primary service area of the Bank or its major industries; or (iii) changes in the laws and regulations governing the Bank's activities at either the state or federal level. Readers of this Form 10-KSB are cautioned not to put undue reliance on "forward looking" statements which, by their nature, are uncertain as reliable indicators of future performance. The Sonoma Valley Bancorp disclaims any obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

                                     PART I
Item 1. Business

General

        Sonoma Valley Bancorp ("Company") was incorporated under California law on March 9, 2000 at the direction of Sonoma Valley Bank for the purpose of forming a single-bank holding company structure pursuant to a proposed plan of reorganization ("Plan of Reorganization"). In May 2000, the shareholders of the Bank approved the Plan of Reorganization by and between Sonoma Valley Bank, Sonoma Valley Merger Company, a subsidiary formed by the Company to effect the reorganization, and the Company, whereby Sonoma Valley Bank became a wholly-owned subsidiary of the Company. The reorganization became effective November 1, 2000, after obtaining all required regulatory approvals and permits, shares of the Company's common stock were issued to shareholders of Sonoma Valley Bank in exchange for their Sonoma Valley Bank stock. Previously, Sonoma Valley Bank filed its periodic reports and current reports under the Securities Exchange Act of 1934 with the Federal Deposit Insurance Corporation. Following the reorganization, periodic and current reports are now filed with the Securities and Exchange Commission.

        The business operations of the Company continue to be conducted through its wholly-owned subsidiary, Sonoma Valley Bank ("Bank"), which began commercial lending operations on June 3, 1988. In addition to its main branch located in Sonoma, California, the Bank also operates branch offices located in Glen Ellen, California. The following discussion, therefore, although presented on a consolidated basis, analyzes the financial condition and results of operations of the Bank for the twelve month period ended December 31, 2000.

Primary Services

    The Bank emphasizes the banking needs of small to medium-sized commercial businesses, professionals and upper middle to high income individuals and families in its primary service area of Sonoma, California and the immediate surrounding area.

    The Bank offers depository and lending services keyed to the needs of its business and professional clientele. These services include a variety of demand deposit, savings and time deposit account alternatives, all insured by the FDIC up to its applicable limits. Special merchant and business services, such as coin, night depository, courier, on line cash management and merchant teller are available. The Bank offers bank by mail service, drive-up ATM service, extended hours including Saturday banking, drive-up windows, telephone voice response and bilingual employees. The Bank's lending activities are directed primarily towards granting short and medium-term commercial loans, augmented by customized lines of credit, for such purposes as operating capital, business and professional start-ups, inventory, equipment, accounts receivable, credit cards, and interim construction financing.

    The business of the Bank is not seasonal. The Bank intends to continue with the same basic commercial banking activities it has operated with since beginning operations June 3, 1988.

Competition

    In general, the banking business in California and in the market areas which the Bank serves, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks which have many offices operating over a wide geographic area. The Bank competes for loans and deposits with these and other regional banks, including several which are much larger than the Bank, as well as savings and loan associations, thrift and loan associations, finance companies, credit unions, offerors of money market funds and other financial institutions.

    The Bank's primary service area is currently served by four other banks (including two major banks: Bank of America and Wells Fargo Bank). In order to compete with the major financial institutions in its primary service area, the Bank uses its flexibility as an independent bank. This includes emphasis on specialized services and personalized attention.

    In the event there are customers whose loan demands exceed the Bank's lending limit, the Bank seeks to arrange for such loans on a participation basis with other financial institutions and intermediaries. The Bank also is able to assist those customers requiring other services not offered by the Bank by obtaining those services through its correspondent banks.

Concentration of Credit Risk

    The majority of the Bank's loan activity is with customers located within the county of Sonoma. While the Bank has a diversified loan portfolio, approximately 79% of these loans are secured by real estate in its service area. This concentration for the year ending December 31, 2000 is presented below:

(in thousands of dollars)
        Secured by real estate:
        Construction/land development           $ 13,766
        Farmland                                   3,520
        1-4 family residences                     24,405
        Commercial/multi-family                   31,750

Employees

    As of December 31, 2000, the Bank employed 37 full-time equivalent employees.

Supervision and Regulation

    The Company is a registered bank holding company under the Bank Holding Company Act, regulated, supervised and examined by the Federal Reserve Bank. As such, it must file with the Federal Reserve Bank an annual report and additional reports as the Federal Reserve Board may require. The Company is also subject to periodic examination by the Federal Reserve Board.

    In addition, both the Company and the Bank are extensively regulated under both federal and state laws and regulations. These laws and regulations are primarily intended to protect depositors, not shareholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions at issue.

    As a California state-licensed bank, the Bank is subject to regulation, supervision and periodic examination by the California Department of Financial Institutions. The Bank is also subject to regulation, supervision, and periodic examination by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is not a member of the Federal Reserve System, but is nevertheless subject to certain regulations of the Board of Governors of the Federal Reserve System. As a state bank, the Bank's deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $100,000 per depositor in most cases. For this protection, the Bank pays a semi-annual assessment.

    The regulations of these state and federal bank regulatory agencies govern most aspects of the Company's and the Bank's business and operations, including but not limited to, requiring the maintenance of non-interest bearing reserves on deposits, limiting the nature and amount of investments and loans which may be made, regulating the issuance of securities, restricting the payment of dividends, regulating bank expansion and bank activities, including real estate development activities. The Federal Reserve Board, the Federal Deposit Insurance Corporation, and the California Department of Financial Institutions have broad enforcement powers over depository institutions, including the power to prohibit a bank from engaging in business practices which are considered to be unsafe or unsound, to impose substantial fines and other civil and criminal penalties, to terminate deposit insurance, and to appoint a conservator or receiver under a variety of circumstances. The Federal Reserve Board also has broad enforcement powers over bank holding companies, including the power to impose substantial fines and other civil and criminal penalties.

Regulation of Bank Holding Companies

    As a bank holding company, the Company's activities are subject to extensive regulation by the Federal Reserve Board. The Bank Holding Company Act requires us to obtain the prior approval of the Federal Reserve Board before (i) directly or indirectly acquiring ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, we would own or control more than 5% of the shares of the other bank or bank holding company (unless the acquiring company already owns or controls a majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The Federal Reserve Board will not approve any acquisition, merger or consolidation that would have a substantially anticompetitive result, unless the anticompetitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board also considers capital adequacy and other financial and managerial factors in its review of acquisitions and mergers.

    With certain exceptions, the Bank Holding Company Act also prohibits us from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by statute or by Federal Reserve Board regulation or order, have been determined to be activities closely related to the business of banking or of managing or controlling banks.

Federal Deposit Insurance

    The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed in writing by, or pursuant to written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital.

Impact of Economic Conditions and Monetary Policies

        The earnings and growth of the Bank are and will be affected by general economic conditions, both domestic and international, and by the monetary and fiscal policies of the United States Government and its agencies, particularly the Federal Reserve Bank (FRB). One function of the FRB is to regulate the money supply and the national supply of bank credit in order to mitigate recessionary and inflationary pressures. Among the instruments of monetary policy used to implement these objects are open market transactions in United States Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirement held by depository institutions. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. However, the effect of such policies on the future business and earnings of the Bank cannot be accurately predicted.

Recent and Proposed Legislation

    From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the California legislature, and by various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Bank. Certain changes of potential significance to the Bank which have been enacted recently or others which are currently under consideration by Congress or various regulatory or professional agencies are discussed below.

    The Financial Services Modernization Act of 1999 (also known as the "Gramm-Leach-Bliley Act" after its Congressional sponsors) substantially eliminates most of the separations between banks, brokerage firms, and insurers enacted by the Glass-Steagall Act of 1933. The reform legislation permits securities firms and insurers to buy banks, and banks to underwrite insurance and securities. States retain regulatory authority over insurers. The Treasury Department's Office of the Comptroller of the Currency has authority to regulate bank subsidiaries that underwrite securities and the Federal Reserve has authority over bank affiliates for activities such as insurance underwriting and real-estate development.

    In 1997, California adopted the Environmental Responsibility Acceptance Act (the "Act") (Cal. Civil Code Sections 850-855) to facilitate the notification of government agencies and potentially responsible parties (for example, for cleanup) of the existence of contamination and the cleanup or other remediation of contamination by the potentially responsible parties. The Act requires, among other things, that owners of sites who have actual awareness of a release of a hazardous material that exceeds a specified notification threshold to take all reasonable steps to identify the potentially responsible parties and to send a notice of potential liability to the parties and the appropriate oversight agency.

    During 1996, new federal legislation amended the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and the underground storage tank provisions of the Resource Conservation and Recovery Act to provide lenders and fiduciaries with greater protections from environmental liability. In June 1997, the U.S. Environmental Protection Agency ("EPA") issued its official policy with regard to the liability of lenders under CERCLA as a result of the enactment of the Asset Conservation, Lender Liability and Deposit Insurance Protection Act of 1996. Although numerous exceptions exist, California law provides that a lender acting in the capacity of a lender will not be liable under any state or local statute, regulation or ordinance, other than the California Hazardous Waste Control Law, to undertake a cleanup, pay damages, penalties or fines, or forfeit property as a result of the release of hazardous materials at or from the property.

Future Legislation and Regulations

    From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the California legislature, and by various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact legislative changes might have on the Bank.

Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 137, issued in June 1999, defers the required effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000.

     In June 2000, the FASB issued SFAS No. 138. "Accounting for Derivative Instruments and Certain Hedging Activities." SFAS No. 138 is an amendment to SFAS No. 133 that is intended to add comprehensive guidance on accounting for derivatives and hedging activities. The effective date for an entity that has not adopted SFAS No. 133 before June 15, 2000, is concurrent with the adoption of SFAS No. 133 or no later than January 1, 2001. The adoption of SFAS No. 133 and 138 are not expected to have a material impact on the financial statements of Sonoma Valley Bancorp.

    In April 2000, the FASB issued FASB Interpretation No. (FIN) 44, "Accounting for Certain Transactions involving Stock Compensation: an Interpretation of APB Opinion No. 25." This seeks to interpret the application of APB 25, especially in relation to modifications to the terms of stock awards and the scope of APB
25. When FIN 44 affects awards and modifications made after December 15, 1998, but before July 1, 2000, the effect of applying FIN 44 should only be recognized on a prospective basis. No additional compensation cost measured on the initial application of FIN 44 that is attributable to periods prior to July 1, 2000, should be recognized and, therefore, no adjustment should be made to financial statements for periods prior to July 1, 2000. Adoption of FIN 44 is not expected to have a material impact on the financial statements of Sonoma Valley Bancorp.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of SFAS No. 125". It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. It is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of the Statement is not expected to have a material impact on the financial statements of Sonoma Valley Bancorp.

Statistical Data

    The following information is required by the Industry Guide 3, "Statistical Disclosure by Bank Holding Companies". The averages shown have been calculated using the average daily balance.


                                                                         Sequential Page
                                                                             Number
                                                                         ---------------
I.      Distribution of Assets, Liabilities and Stock-
        holders'  Equity; Interest Rates and Differential

        A. Average balance sheets                                             15
        B. Analysis of net interest earnings                                  15
        C. Rate/volume analysis                                               16

II.     Investment Portfolio

        A. Book value (Amortized Cost) of investments                         37
        B. Weighted average yield and maturity                 15, 19, 23 and 38
        C. Securities of issuer exceeding
               ten percent of equity:                                       None

III.    Loan Portfolio

        A. Types of loans                                              15 and 39
        B. Maturities and sensitivities of loans
                to change in interest rates                            23 and 40
        C. Risk elements

               1. Non-accrual, past due,
                      and restructured loans                       20, 39 and 40
               2. Potential problem loans:                                  None
               3. Foreign outstandings:                                     None
               4. Loan concentrations                              19, 53 and 54

        D. Other Interest Bearing Assets:                                   None

IV. Summary of Loan Loss Experience                                20, 21 and 40

V.  Deposits

        A. Average balances and average rates paid                            15
        B. Other categories of deposits                                     None
        C. Foreign outstandings                                             None
        D. Maturity of time deposits greater than $100,000                    23
        E. Maturity of foreign time deposits
             greater than 100,000                                           None

VI. Return on Equity and Assets                                               14

VII. Short-term Borrowings:                                                 None


Item 2. Properties

    The Company is headquartered in Sonoma, California. At the present time the Company's Bank has two branch offices. In 1995 the Bank leased additional office space adjacent to the Sonoma Branch and in September 1997 the Bank purchased property across the street from the Sonoma Branch. The Sonoma Branch is located at 202 W. Napa Street, Sonoma. The building contains approximately 6800 square feet and has been subleased on a long-term basis (the initial term expires in 2009, with option to extend for two additional five-year terms). The office is considered by management to be well maintained and adequate for the purpose intended. Lease payments made in 2000 totaled $200,005 compared to the $192,313 paid in 1999. The lease provides for future annual rents to be adjusted for changes in the Consumer Price Index ("CPI"), with a minimum annual increase of 4%, effective each March 1st.

    In July, 1995, the Bank leased a building at 463 Second Street West. The building contains approximately 2400 square feet and has been leased on a long term basis to coincide with the Sonoma Branch lease. The initial term expired in 2000, with the first option exercised to expire in 2005, with an option to extend for three additional five year terms and one additional four year term. At present the Bank utilizes all of the units. Lease payments made in 2000 totaled $41,432 compared with the $38,909 paid in 1999. Sublease rental income was $800 in 2000 compared to $3,127 in 1999. The decline in income is due to the Bank assuming all of the office space for it's own use. The lease provides for future annual rents to be adjusted for changes in the Consumer Price Index ("CPI") effective each July 1st.

    In September, 1997 the Bank purchased a building at 472 Second St. West. The building contains approximately 1013 square feet. The Bank paid $246,943 for the property. At present the Bank is utilizing the parking area for additional parking for Bank employees and the Bank is renting out the building premises. Rental income in 2000 was $15,526 compared to $14,928 in 1999.

    The Glen Ellen Branch is located at 13751 Arnold Drive, Glen Ellen. The facility is approximately 600 square feet. The facility is leased for a five year term expiring in 2003 with the option to extend for an additional five year term. Lease payments made in 2000 totaled $10,948 compared to $10,527 in 1999. The lease provides for future annual rents to be adjusted for changes in the CPI, with a minimum annual increase of 4% effective April 1st of each year.

 Item 3. Legal Proceedings

    The Company and/or its Bank are, from time to time, parties to claims arising in the ordinary course of business. After taking into consideration information furnished by legal counsel to the Bank as to the current status of any claims, management is of the opinion that the ultimate liability represented thereby, if any, will not have a material adverse effect on the financial position or results of operations of the Bank.

Item 4. Submission of Matters to a Vote of Securities Holders

    The Company did not submit any matters to security holders during the fourth quarter of its last fiscal year ended December 31, 2000.

                                     PART II

Item 5.  Market for the  Company's  Common  Stock and  Related  Security  Holder
Matters

    Following the reorganization the Company's common stock began trading on the Over the Counter Bulletin Board under the symbol "SBNK", and the Bank's stock ceased to be traded. The Company is not listed on any exchange or on the National Association of Securities Dealers Automated Quotation System (NASDAQ), but is considering applying for the listing of its shares of common stock on the Nasdaq SmallCap Market. However, no determination in that regard has yet been made by the Company.

The Company has several brokers who act as facilitators in the trades of Sonoma Valley Bancorp stock. They are:

        A.G. Edwards                        Hoefer and Arnett
        703 2nd Street, Suite 100           353 Sacramento Street, 10th floor
        Santa Rosa, CA  95409               San Francisco, CA  94111
        Denise Gilseth                      Lisa Gallo
        (800) 972-4800                      (800) 346-5544

        Paine Webber                        Raymond James Financial Services
        6570 Oakmont Drive                  777 Baywood Drive
        Santa Rosa, CA 95409                Petaluma, CA  94954
        John Rector                         Moe Jacobson
        (707) 539-1500                      (707) 763-0354

        Edward Jones                        Smith Barney
        515 First Street East               111 Santa Rosa Ave., Suite 303
        Sonoma, CA  95476                   Santa Rosa, CA 95404
        Gary Scott                          Kirk Aguer
        (707) 935-1856                      (707) 571-5702

        Edward  Jones                       Monroe Securities
        19485 Sonoma Hwy, Suite G           47 State Street
        Sonoma, CA  95476                   Rochester, NY 14614
        James Wandzilak                     Helen Rubeins
        (707) 935-0865                      (888) 995-5560

        Wedbush Morgan Securities
        1300 S.W. Fifth Avenue, Suite 2000.
        Portland, OR  97201-5667
        Joey Warmenhoven
        (503) 224-0480

The table below summarizes those trades of the common stock of which the Company has knowledge, based on estimates provided by Edward Jones setting forth the high and low bid prices for the periods shown. The prices indicated below may not represent actual transactions. The stock prices are not adjusted for stock dividends. Furthermore, the prices indicated reflect prices for the shares of common stock of the Bank for periods prior to November 1, 2000, and for the Company following that date.

Bid Price for Common Stock
Quarter Ended:                          High              Low
                                    ----------       -----------
        March 31, 1999              $   16.00        $   14.25
        June 30, 1999                   17.00            15.25
        September 30,1999               18.25            15.38
        December 31, 1999               18.00            16.38

        March 31, 2000              $   18.00        $   17.00
        June 30, 2000                   18.00            14.25
        September 30, 2000              18.00            16.00
        December 31, 2000               23.00            15.63

As of February 28, 2001,   there were 1,104  holders of record of the  Company's
common stock.

Payment of Dividends

    Under state law, the Board of Directors of a California state-licensed bank may declare a cash dividend, subject to the restriction that the amount available for the payment of cash dividends shall be the lesser of retained earnings of the bank or the bank's net income for its last three fiscal years (less the amount of any distributions to shareholders made during such period).

    However, under the Financial Institutions Supervisory Act, the FDIC has broad authority to prohibit a bank from engaging in banking practices which it considers to be unsafe or unsound. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC may assert that the payment of dividends or other payments by a bank is considered an unsafe and unsound banking practice and therefore, implement corrective action to address such a practice.

    The Bank has never paid a cash dividend and the future payment of cash dividends by the Company will not only depend on the Bank's future earnings, but will also depend on the Bank and the Company meeting certain capital requirements and having an adequate allowance for loan losses.

    Historically, the Bank has declared seven stock dividends of 5% each, two stock dividends of 10% in May 1996 and June 1997 and one 2 for 1 stock split in March 1998 as detailed below:

Date Declared           Record Date              Date Paid
- ----------------------------------------------------------------------
May 13, 1992            May 31, 1992             June 15, 1992
- ----------------------------------------------------------------------
June 26, 1993           July 15, 1993            July 31, 1993
- ----------------------------------------------------------------------
July 20, 1994           August 1, 1994           August 15, 1994
- ----------------------------------------------------------------------
January 18, 1995        February 5, 1995         February 20, 1995
- ----------------------------------------------------------------------
August 16, 1995         September 11, 1995       September 29, 1995
- ----------------------------------------------------------------------
May 22, 1996            June 14, 1996            June 28, 1996
- ----------------------------------------------------------------------
June 18, 1997           July 15, 1997            August 1, 1997
- ----------------------------------------------------------------------
March 18, 1998          April 15, 1998           April 30, 1998
- ----------------------------------------------------------------------
July 21, 1999           August 16, 1999          August 31, 1999
- ----------------------------------------------------------------------
August 16, 2000         September 8, 2000        September 25, 2000
- ----------------------------------------------------------------------


Item 6. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

The Year Ended December 31, 2000 versus December 31, 1999

The operations for the fiscal year ended were principally those of the Bank, since the reorganization was completed on November 1, 2000. Accordingly, the following discussion and analysis of the financial condition and results of operations highlights factors which have had a significant impact on the Bank's performance for 2000. It should be read in conjunction with the financial statements and notes included elsewhere in this annual report. Per share amounts for prior years have been adjusted for the Bank's prior 2 for 1 stock split declared March 18, 1998, 10% stock dividends declared June 18, 1997 and May 22, 1996 and 5% stock dividends declared in August 2000, July 1999, January and August, 1995, July 1994, June 1993 and May, 1992.

Overview

  Net income was $2,206,710 ($1.72 per share) for 2000 compared with earnings of $1,810,371 ($1.39 per share) in 1999. Return on average shareholders' equity increased from 15.75% in 1999 to 17.00% in 2000. Return on average total assets for 2000, 1999 and 1998 were 1.62%, 1.47% and 1.48%, respectively.

  At December 31, 2000 total assets were $140.4 million, a 8.3% increase over the $129.6 million at December 31, 1999. The Bank displayed loan growth to $92.6 million in 2000, compared with $80.1 million at year-end 1999, a growth rate of 15.6%. Deposits also increased, growing 6.9%, from $115.2 million at year-end 1999 to $123.1 million at year-end 2000. The loan-to-deposit ratio increased from 69.6% in 1999 to 75.2% in 2000, a reflection of stronger loan growth compared to the growth of deposits.

Net Interest Income

  Net interest income is the difference between total interest income and total interest expense. Net interest income, adjusted to a fully taxable equivalent basis, increased $1.3 million to $8.2 million, up 18.1% from 1999 net interest income of $6.9 million. Net interest income on a fully taxable equivalent basis, as shown on the table - Average Balances, Yields and Rates Paid (page 15), is higher than net interest income on the statements of operations because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($332,000 in 2000 and $245,000 in 1999, based on a 34% federal income tax rate)

  The increase in net interest income (stated on a fully taxable equivalent basis) was the net effect of a $1.8 million increase in interest income and a $495,000 increase in interest expense which is a result of loan growth of 15.6% while deposit growth was 6.9%.

  Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Bank's net interest margin increased 45 basis points to 6.49% in 2000 from 6.04% in 1999.

Interest Income

  As previously stated, interest income (stated on a fully taxable equivalent basis) increased by $1.8 million to $11.2 million in 2000, an 18.5% gain over the $9.5 million realized in 1999.

  The $1.8 million increase was the effect of a 10.0% increase in average earning assets to $126.4 million together with a 64 basis point increase in average yield for the year.

                              SONOMA VALLEY BANCORP
                      Selected Consolidated Financial Data
                       dollars in thousands, except share
                               and per share data


                                                            For the years ended:

                                          2000             1999              1998             1997              1996
                                   --------------    -------------     --------------    --------------    ---------------
RESULTS OF OPERATIONS:
Net interest income                $       7,870     $       6,699     $       5,987     $       5,282     $       4,567
Provision for loan losses                    335               240               335               295               184
Non-interest income                          893               941               878               735               643
Non-interest expense                       5,061             4,614             4,100             3,519             3,184
Provision for income tax                   1,160               976               843               789               672
Extraordinary item                 --------------    -------------     --------------    --------------    ---------------
                                   $       2,207     $       1,810     $       1,587     $       1,414     $       1,170
                                   ==============    =============     ==============    ==============    ===============


SELECTED AVERAGE BALANCES:
Assets                             $     135,924     $     123,202     $     107,202     $      98,359     $      81,116
Loans, net of unearned                    86,547            73,222            70,838            56,811            50,099
Deposits                                 120,135           109,801            95,819            89,050            73,257
Shareholders' equity                      12,984            11,490             9,976             8,377             7,148


PER SHARE DATA:
    Basic net income               $        1.72     $        1.39     $        1.22     $        1.08     $        0.90
    Fully diluted net income       $        1.67     $        1.37     $        1.20     $        1.08     $        0.90
    Period end book value          $       11.16     $        9.80     $        9.07     $        7.70     $        6.51
    Weighted average shares
      outstanding                      1,281,062         1,299,938         1,305,292         1,305,292         1,305,292


FINANCIAL RATIOS:
    Return on average assets                1.62%             1.47%             1.48%             1.44%             1.44%
    Return on average
      shareholders' equity                 17.00%            15.75%            15.91%            16.88%            16.37%
    Net yield on earning
      assets                                6.49%             6.04%             6.22%             5.95%             6.23%
    Cost Control ratio                     55.06%            58.52%            57.97%            57.01%            59.89%
    Average shareholders'
      equity to average assets              9.55%             9.33%             9.31%             8.52%             8.81%

CAPITAL RATIOS:
    Risk-based capital:
      Tier I                               12.78%            12.36%            12.57%            12.32%            12.58%
      Total                                14.04%            13.62%            13.83%            13.57%            13.83%
    Leverage ratio                         10.11%             9.54%             9.55%             8.65%             8.60%

CREDIT QUALITY:
    Net charge-offs to
      average loans                        -0.04%             0.04%             0.09%             0.25%             0.27%
    Allowance for possible
      loan losses to period
      end loans                             2.29%             2.19%             2.12%             2.01%             2.15%


                              SONOMA VALLEY BANCORP
                     Average Balances/Yields and Rates Paid
                                  Rate/Volume


                                     Twelve Months Ended 12/31/00     Twelve Months Ended 12/31/99     Twelve Months Ended 12/31/98
                                 ---------------------------------------------------------------------------------------------------
                                  Average        Income/   Yield/   Average   Income/   Yield/   Average     Income/       Yield/
ASSETS                            Balance        Expense    Rate    Balance   Expense    Rate    Balance     Expense        Rate
                                ----------     ----------- -------  --------  --------  -------- --------    ---------     --------
Interest-earning assets:               (Dollars in thousands)          (Dollars in thousands)            (Dollars in thousands)

Loans (2):
   Commercial                    $  52,475     $   5,195    9.90%  $ 48,928   $ 4,590     9.38%  $46,428     $  4,452         9.59%
   Consumer                         11,889         1,179    9.92%    14,622     1,371     9.38%   15,027        1,460         9.72%
   Real estate construction         11,316         1,224   10.82%     7,176       822    11.45%    6,216          707        11.37%
   Real estate mortgage              8,763           830    9.47%     2,033       194     9.54%    2,918          277         9.49%
   Tax Exempt Loans (1)              1,798           149    8.29%       149        14     9.40%       43            5        11.63%
   Leases                              537            55   10.24%       466        39     8.37%      297           24         8.08%
   Tax Exempt Leases (1)               122            11    9.02%       145        11     7.59%      178           10         5.62%
   Bankers' Acceptance
   Unearned fee income                (353)                            (297)                        (269)
                                ----------     -----------          --------  --------           --------    ---------
     Total loans                    86,547         8,643    9.99%    73,222     7,041     9.62%   70,838        6,935         9.79%

Investment securities:
   Available for sale:
     Taxable                        22,981         1,442    6.27%    13,915       855     6.14%   14,730          912         6.19%
     Tax-exempt (1)                    199            15    7.54%       455        32     7.03%      484           33         6.82%
   Hold to maturity:
     Taxable                           347            19    5.48%       661        40     6.05%      952           58         6.09%
     Tax-exempt (1)                 11,509           803    6.98%     9,744       664     7.81%    8,693          611         7.03%
                                ----------     -----------          --------  --------           --------    ---------
     Total investment
      securities                    35,036         2,279    6.50%    24,775     1,591     6.42%   24,859        1,614         6.49%
Federal funds sold                   4,802           294    6.12%     6,927       832     4.92%    4,108          213         5.19%
Total Due from Banks/Interest           40             2    5.00%        15         1     4.33%

Short term investments                                      0.00%                   0     0.00%                     0         0.00%
                                ----------     -----------          --------  --------           --------    ---------
  Total interest-earning
   assets                          126,425     $  11,218    8.87%   114,939   $ 9,465     8.23%   99,805     $  8,762         8.78%
                                               ===========                    =========                      =========
Non-interest-earning assets:
   Reserve for loan losses          (1,916)                          (1,640)                      (1,395)
   Cash and due from banks           6,115                            5,747                        5,060
   Premises and equipment              619                              572                          594
   Other real estate owned               0                                0                            0
   Other assets                      4,681                            3,584                        3,138
                                 ---------                        ----------                    ---------
     Total assets                $ 135,924                        $ 123,202                     $107,202
                                 =========                        ==========                    =========
LIABILITIES AND
   SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Interest bearing deposits:
     Interest bearing demand
       deposit                   $  20,875     $     204    0.98%   $19,477  $    193      .99%  $16,086      $   202         1.26%
     Savings Deposits               38,400         1,016    2.65%    35,628       881     2.47%   30,617          810         2.65%
     Time less than $100,000        18,594           947    5.09%    18,624       839     4.50%   17,437          883         5.06%
     Time $100,000 and over         15,177           831    5.48%    12,844       608     4.73%   12,619          650         5.15%
                                ----------     -----------          --------  --------           --------    ---------
     Total interest-bearing
      deposits                      93,046         2,998    3.22%    86,573     2,521     2.91%   76,759        2,545         3.32%
Federal funds purchased                 69             5    7.25%         0         0     0.00%      102            6         0.00%
Long term debt & other
 borrowings                            186            13    6.99%         0         0     0.00%        0            0         0.00%
                                ----------     -----------          --------  --------           --------    ---------
     Total interest-bearing
       liabilities                  93,301     $   3,016    3.23%    86,573   $ 2,521     2.91%   76,861     $  2,551         3.32%
                                               ===========                    ========                       =========
Non-interest-bearing
  liabilities:
   Demand deposits                  27,089                           23,228                       19,060
   Other liabilities                 2,550                            1,911                        1,305
   Shareholders' equity             12,984                           11,490                        9,976
                                 ---------                         ---------                    ----------
     Total liabilities and
       Shareholders' Equity      $ 135,924                         $123,202                     $107,202
                                 =========                         =========                    ==========
Interest rate spread                                        5.64%                         5.32%                               5.46%
                                                           ======                         =====                               ======

Interest income                                $  11,218    8.87%            $  9,465     8.23%              $   8,762        8.78%
Interest expense                                   3,016    2.39%               2,521     2.19%                  2,551        2.56%
                                               ----------  ------            ---------    -----              ----------       ------
Net interest income/margin                     $   8,202    6.49%            $  6,944     6.04%              $   6,211        6.22%
                                               ==========  ======            =========    =====              ==========       ======

(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2000 1999 and 1998.
(2) Non-accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $312,000, $279,000 and $244,000 for the twelve months ended December 31, 2000, 1999 and 1998, respectively, were amortized to the appropriate loan interest income categories.

                                                          SONOMA VALLEY BANCORP
                                                           Rate/Volume Analysis

                                                       2000 over 1999                          1999 over 1998
                                           -------------------------------------   --------------------------------------
                                             Volume    Rate   Vol/Rate    Total     Volume     Rate    Vol/Rate    Total

ASSETS
Interest-earning assets:
Loans:
   Commercial                                 333       254        18       605       240       (97)       (5)      138
   Consumer                                  (256)       79       (15)     (192)      (39)      (51)        1       (89)
   Real estate construction                   474       (46)      (26)      402       109         5         1       115
   Real estate mortgage                       642        (1)       (5)      636       (84)        1         0       (83)
   Tax Exempt Loans                           155        (2)      (18)      135        12        (1)       (2)        9
   Leases                                       6         9         1        16        14         1         0        15
   Lease (1)                                   (2)        2        (0)        0        (2)        4        (1)        1
   Unearned fee income                          0         0         0         0         0         0         0         0
                                           --------    -----     ------  -------   --------   --------   -------  -------
     Total loans                            1,352       295       (45)    1,602       250      (138)       (6)      106

Investment securities:
   Available for sale:
     Taxable                                  557        18        12       587       (50)       (7)        0       (57)
Tax-exempt (1)                                (18)        2        (1)      (17)       (2)        1         0        (1)
   Hold to maturity:
     Taxable                                  (19)       (4)        2       (21)      (18)        0         0       (18)
     Tax-exempt (1)                           120        16         3       139        74       (19)       (2)       53
                                           --------    -----     ------  -------   --------   --------   -------  -------
     Total investment securities              640        32        16       688         4       (25)       (2)      (23)
Federal funds sold                           (596)      204      (146)     (538)      665       (11)      (35)      619
Due From Banks-Interest Bearing                 1         0         0         1         1         0         0         1
                                           --------    -----     ------  -------   --------   --------   -------  -------
     Total interest-earning assets          1,397       531      (175)    1,753       920      (174)      (43)      703
                                           ========    =====     ======  =======   ========   ========   =======  =======
LIABILITIES

Interest-bearing liabilities:
   Interest bearing deposits:
     Savings deposits                          14        (3)       (0)       11        43       (43)       (9)       (9)
     Interest bearing demand deposit           69        62         4       135       133       (53)       (9)       71
     Time less than $100,000                   (1)      110        (0)      109        60       (97)       (7)      (44)
     Time $100,000 and over                   110        95        17       222        12       (53)       (1)      (42)
                                           --------    -----     ------  -------   --------   --------   -------  -------
     Total interest-bearing deposits          192       264        21       477       247      (246)      (25)      (24)
   Federal funds purchased                      0         0         5         5        (6)        0         0         6
   Long term debt & other borrowings            0         0        13        13         0         0         0         0
                                           --------    -----     ------  -------   --------   --------   -------  -------
     Total interest-bearing liabilities       192       264        39       495       241      (246)      (25)      (30)
   Interest Differential                    1,205       267      (214)    1,258       679        72       (18)      733
                                           ========    =====     ======  =======   ========   ========   =======  =======


Volume/Rate variances were allocated in the following manner:
a.   Changes affected by volume (change in volume times old rate)
b.   Changes affected by rates (change in rates times old volume)
c. Changes affected by rate/volume (change in volume times change in rates) The total for each category was arrived at by totaling the individual items in their respective categories

Interest Expense

    Total interest expense increased by $495,000 to $3.0 million. The average rate paid on all interest- bearing liabilities was 3.23%, compared to 2.91% in 1999. Average balances increased from $86.6 million to $93.3 million, a 7.8% gain.

    The gain in volume of average balances was responsible for a $231,000 increase in interest expense and higher interest rates paid resulted in an additional $264,000 increase for a total increase of $495,000. The higher rates paid on interest-bearing liabilities reflected a rising interest rate environment.

    Individual components of interest income and interest expense are provided in the table - Average Balances, Yields and Rates Paid on page 15.

Provision for Loan Losses

    The provision for loan losses charged to operations is based on the Bank's monthly evaluations of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding. The provisions to the allowance for loan losses amounted to $335,000 in 2000 and $240,000 in 1999. The increase in the provision is the result management's evaluation and assessment of the loan portfolio.

    Loans charged-off, net of recoveries, resulted in recoveries totaling $32,000 in 2000 and losses of $29,000 in 1999. The decline in charge offs reflects current economic conditions and management's efforts to identify problems early.

Non-interest Income

    Non-interest income of $893,000 decreased 5.1% in comparison with the $941,000 recorded in 1999. The decrease was primarily due to a $97,000 loss recorded on the sale of investment securities.

Non-interest Expense

    Total non-interest expense increased 9.7% to $5.1 million in 2000 from $4.6 million in 1999. Non- interest expense represented 3.7% of average total assets in 2000 and 1999. The expense/asset ratio is a standard industry measurement of a bank's ability to control its overhead or non-interest costs. During 2001, the Bank will continue to emphasize cost controls. Certain costs are not controllable by management. Refer to Note I, page 43 and 44, for a detailed description of Non-Interest Income and Non-Interest Expense.

Salaries and Benefits

    Salaries and benefits increased 19.6% from $2.2 million in 1999 to $2.6 million in 2000. The 2000 increase reflects normal merit increases and employee incentives paid as a result of the Bank's strong earnings in 2000. At December 31, 2000 total full-time equivalent employees were 37 compared to 36 at December 31, 1999. Year-end assets per employee were $3.8 million in 2000 compared to $3.6 million in 1999 and $3.3 million in 1998.

Premises and Equipment

    Expenses related to premises and equipment increased by 9.0% to $606,000 in 2000 from $556,000 in 1999. Building lease expense on three locations and storage units increased to $252,000 in 2000 from $249,000 in 1999. Sublease income for 2000 decreased to $800 from $3,127 in 1999. The 2000 decline in sublease income is due to the Bank assuming the entire building for it's own use.

Other Non-interest Expense

    Other non-interest expense declined by 1.9% to $1.8 million in 2000 from $1.9 million in 1999. The decrease was primarily the result of a 9.3% decrease in professional fees. Professional fees is the largest category of other non-interest expense, primarily comprised of data processing, item processing and ATM services, as well as accounting, legal and other professional fees. These services decreased by $100,000 to $973,000 in 2000 from $1.1 million in 1999. In 1999 consultants were hired to assist with Year 2000 readiness resulting in a decrease in professional fees in 2000. Increases in other categories reflect the increased growth and volume of business in general.

Provision for Income Taxes

    The provision for income taxes declined to an effective tax rate of 34.45% in 2000 compared with 35.03% in 1999.

Balance Sheet Analysis

Investment Securities

    Securities are classified as held to maturity if the Bank has both the intent and the ability to hold these securities to maturity. As of December 31, 2000, the Bank had securities totaling $12.2 million with a market value of $12.4 million categorized as held to maturity. Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.

    Securities are classified as available for sale if the Bank intends to hold these debt securities for an indefinite period of time, but not necessarily to maturity. Investment securities which are categorized as available for sale are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity. Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy. Securities held in the available for sale category are recorded at market value, which is $21.4 million compared to an amortized cost of $21.2 million as of December 31, 2000.

    At year end 2000 the overall portfolio had a market value of $33.8 million compared with an amortized cost of $33.4 million. Investment securities increased 2.3% to $33.5 million from $32.8 million in 1999. The Bank maintains an investment portfolio of securities rated A or higher by Standard and Poor's and/or Moody's Investors Service. Tax-exempt bonds are occasionally purchased without an A rating. In the opinion of management, there was no investment in securities at December 31, 2000 that would constitute a material credit risk to the Bank.

    The table below shows the components of the investment portfolio and average yields. For further information concerning the Bank's total securities portfolio, including market values and unrealized gains and losses, refer to Note C of the Notes to Consolidated Financial Statements on pages 37, 38 and 39.


                               Twelve months ended 12/31/00    Twelve months ended 12/31/99
                                     Average    Average         Average           Average
                                     Balance     Yield          Balance            Yield

U.S. Treasury securities            $14,898      6.18%          $  8,777           6.20%
U.S. federal agency issues            2,958      6.46%               444           6.31%
State, county and municipal issues   12,055      6.94%            10,860           6.78%
Corporate securities                  4,840      6.36%             4,350           6.09%
Equity securities                       285      7.72%               344           5.23%
                                    --------                    ---------
Total investment securities         $35,036      6.50%          $ 24,775           6.42%
                                    ========                    =========

Loans

    A comparative schedule of average loan balances is presented in the table on page 15; year-end balances are presented in Note D to the Consolidated Financial Statements pages 39 and 40.

    Loan balances at December 31, 2000 were $92.6 million, an increase of 15.6% over 1999. Commercial loans, comprising 60.4% of the portfolio, increased $3.8 million, or 7.2% over 1999. This increase represented the primary reason for the overall growth in the portfolio. Included in commercial loans are loans made for commercial purposes and secured by real estate.

    Real Estate Construction loans increased $3.3 million, or 36.0% over 1999 balances. Consumer loans, including home equity loans, increased $3.5 million or 32.7% over 1999 balances while real estate mortgage loans increased $1.6 million. In 1997 the Bank offered leasing opportunities to small businesses. Lease financing receivables for year end 2000 increased $258,000 or 48.0%.

Risk Elements

    The majority of the Bank's loan activity is with customers located within Sonoma County. Approximately 79% of the total loan portfolio is secured by real estate located in the Bank's service area (see Note P, on page 53 and 54 of the Consolidated Financial Statements, Concentration of Credit Risk).

    Significant concentrations of credit risk may exist if a number of loan customers are engaged in similar activities and have similar economic characteristics. The Bank believes that it has policies in place to identify problem loans and to monitor concentration of credits of loan customers engaged in similar activities.

Commitments and Letters of Credit

    Loan commitments are written agreements to lend to customers at agreed upon terms provided there are no violations of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Loan commitments may have variable interest rates and terms that reflect current market conditions at the date of commitment. Because many of the commitments are expected to expire without being drawn upon, the amount of total commitments does not necessarily represent the Bank's anticipated future funding requirements. Unfunded loan commitments were $35.3 million at December 31, 2000 and $32.2 million at December 31, 1999.

    Standby letters of credit commit the Bank to make payments on behalf of customers when certain specified events occur. Standby letters of credit are primarily issued to support customers' financing requirements of twelve months or less and must meet the Bank's normal policies and collateral requirements. Standby letters of credit outstanding were $493,000 at December 31, 2000 and $533,000 at December 31, 1999.

Nonperforming Assets

    Management classifies all loans as non-accrual loans when they become more than 90 days past due as to principal or interest, or when the timely collection of interest or principal becomes uncertain, if earlier, unless they are adequately secured and in the process of collection.

    A loan remains in a non-accrual status until both principal and interest have been current for six months and meets cash flow or collateral criteria or when the loan is determined to be uncollectible and is charged off against the allowance for loan losses, or in the case of real estate loans, is transferred to other real estate owned. A loan is classified as a restructured loan when the interest rate is materially reduced, when the term is extended beyond the original maturity date or other concessions are made by the Bank because of the inability of the borrower to repay the loan under the original terms.

    The Bank had $294,000 in non-accrual status at December 31, 2000 and $403,000 at December 31, 1999. There were no loans 90 days or more past due at December 31, 2000 and 1999.

Allowance for Loan Losses

    The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. The allowance is increased by provisions charged to operating expense and reduced by charge-offs, net of recoveries. The allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed monthly and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

    The review process is intended to identify loan customers who may be experiencing financial difficulties. In these circumstances, a specific reserve allocation or charge-off may be recommended. Other factors considered by management in evaluating the adequacy of the allowance include: loan volume, historical net loan loss experience, the condition of industries and geographic areas experiencing or expected to experience economic adversities, credit evaluations, and current economic conditions. The allowance for loan losses is not a precise amount, but based on the factors above, represents management's best estimate of losses that may be ultimately realized from the current loan portfolio.

    Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated. However, as of December 31, 2000, the Bank believes its overall allowance for loan losses is adequate based on its analysis of conditions at that time.

    At December 31, 2000, the allowance for loan losses was $2.1 million, or 2.3% of year end loans, compared with $1.8 million or 2.2% of year end loans at December 31, 1999. Net charge-offs to average loans declined when compared with the prior year. The Bank recorded net recoveries of .04% in 2000 compared to net losses of .04% in 1999. The continued low level of charge-offs in 2000 reflects the Bank's attention and effort in managing and collecting past due loans by encouraging the customer to bring them to a current status or to pay them off.

Deposits

    A comparative schedule of average deposit balances is presented in the table on page 15; year-end deposit balances are presented in the table below.

    Total deposits increased $7.9 million (6.9%) in 2000, to $123.1 million. Demand deposits increased $4.3 million or 15.9% in 2000. Savings deposits declined by $59,000, or .2% and interest bearing checking increased $1.8 million or 9.4% during 2000. Other time deposits of less than $100,000 increased $362,000 and time deposits over $100,000 increased $1.5 million, for an increase of 2.0% and 10.2% respectively from 1999 balances.

The composition of deposits for the years ending December 31, 2000 and 1999 are as follows:


                                    December 31,   Percentage   December 31,   Percentage
                                       2000         of Total        1999        of Total
                                  --------------   ----------  -------------   ----------
Interest bearing
   transaction deposits           $ 21,369,905       17.4%     $ 19,537,945       17.0%
Savings deposits                    35,551,104       28.9%       35,610,320       30.9%
Time deposits,
 $100,000 and over                  16,278,342       13.2%       14,775,119       12.8%
Other time deposits                 18,824,403       15.3%       18,462,984       16.0%
                                  --------------               -------------
Total interest bearing
   deposits                         92,023,754       74.8%       88,386,368       76.7%

Demand deposits                     31,072,318       25.2%       26,801,170       23.3%
                                  --------------               -------------
Total deposits                    $123,096,072      100.0%     $115,187,538      100.0%
                                  ==============               ==============

Capital

    The Bank is subject to FDIC regulations governing capital adequacy. The FDIC has adopted risk- based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. Under the current guidelines, as of December 31, 2000, the Bank was required to have minimum Tier I and total risk-based capital ratios of 4% and 8% respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios should be 6% and 10% respectively.

    The FDIC has also adopted minimum leverage ratio guidelines for compliance by banking organizations. The guidelines require a minimum leverage ratio of 4 percent of Tier 1 capital to total average assets. Banks experiencing high growth rates are expected to maintain capital positions well above the minimum levels. The leverage ratio in conjunction with the risk-based capital ratio constitute the basis for determining the capital adequacy of banking organizations.

    Based on the FDIC's guidelines, the Bank's total risk-based capital ratio at December 31, 2000 was 14.04% and its Tier 1 risk-based capital ratio was 12.78%. The Bank's leverage ratio was 10.11%. All the ratios exceed the minimum guidelines of 8.00%, 4.00% and 4.00%, respectively. The ratios at December 31, 1999 were 13.62%, 12.36% and 9.54%, respectively.

    Management believes that the Bank's current capital position, which exceeds guidelines established by industry regulators, is adequate to support its business.

Liquidity Management

    The Bank's  liquidity  is  determined  by the level of assets (such as cash, federal  funds  sold  and  available-  for-sale  securities)  that  are  readily convertible to cash to meet customer withdrawal and borrowing needs. Deposit growth also contributes to the Bank's liquidity needs. The Bank's liquidity position is reviewed by management on a regular basis to verify that it is adequate to meet projected loan funding and potential withdrawal of deposits. The Bank has a comprehensive Asset and Liability Policy which it uses to monitor and determine adequate levels of liquidity. At year end 2000, the Bank's liquidity ratio (adjusted liquid assets to deposits and short term liabilities) was 24.27% compared to 28.98% and 28.91% at year end 1999 and 1998, respectively. Management expects that liquidity will remain adequate throughout 2001, as loans are not expected to grow significantly more than deposits, and excess funds will continue to be invested in quality liquid assets.

Asset/Liability Management

    The principal objectives of asset/liability management are to manage the sensitivity of net interest rate spreads to changes in interest rates. In addition, management attempts to balance risk with profitability. Interest rate sensitivity measures the differences in the timing at which certain assets and liabilities are repriced.

    The following table sets forth the dollar amounts of maturing and/or repricing assets and liabilities for various periods. This does not include the impact of prepayments or other forms of convexity caused by changing interest rates. Historically, this has been immaterial and estimates for them are not included.

    The Bank has more liabilities than assets repricing during the next year. However, because the Bank's asset rates change more than deposit rates, the Bank's interest income will change more than cost of funds when rates change. Its net interest margin should therefore increase somewhat when rates increase and shrink somewhat when rates fall. The current estimate is a $75,000 increase for a 1% increase in the Fed Funds rate and a $128,000 decrease for a 1% decline in the Fed Funds rate.

    The Bank controls its long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than its long term fixed rate funding, primarily demand deposit accounts and capital. The table on the following page sets forth cumulative maturity distributions as of December 31, 2000 for the Bank's interest-bearing assets and interest-bearing liabilities, and the Bank's interest rate sensitivity gap as a percentage of total interest-earning assets.

(dollars in thousands)

   December 31, 2000                 3 months     12 months     3 years      5 years    15 years    >15 years     Totals
                                    ----------    ----------   ----------   ---------  ----------   ---------   ---------
   ASSETS:
  Fixed rate investments             $  3,921     $  8,142     $ 11,783     $  5,576    $  2,283    $  1,584    $ 33,289
  Variable rate investments                --           --           --           --          --         252         252
  Fixed rate loans                      7,697        9,483        8,109        8,984      17,129       2,502      53,904
  Variable rate loans                  35,048        1,354        1,708          611          --          --      38,721
  Interest-bearing balances                 2           --           --           --          --          --           2
  Fed funds sold                        2,920           --           --           --          --          --       2,920
                                    ----------    ----------   ----------   ---------  ----------   ---------   ---------
     Interest bearing assets           49,588       18,979       21,600       15,171      19,412       4,338     129,088
                                    ==========    ==========   ==========   =========  ==========   =========   =========
LIABILITIES:
  Interest bearing transaction
   deposits                            21,370           --           --           --          --           0      21,370
  Savings deposits                     35,551           --           --           --          --          --      35,551
  Time deposits
     Fixed rate >100m                   6,437        8,427        1,107          307          --          --      16,278
     Fixed rate <100m                   7,738        9,329        1,389          281          --          --      18,782
     Floating rate >100m                   --           --           --           --          --          --           0
     Floating rate <100m                   42           --           --           --          --          --          42
  Borrowings                                0           --           --           --          --          --           0
                                    ----------    ----------   ----------   ---------  ----------   ---------   ---------
     Interest Bearing Liabilities    $ 71,183     $ 17,756     $  2,496     $    588    $      0    $      0    $ 92,023
                                    ==========    ==========   ==========   =========  ==========   =========   =========
Rate Sensitivity Gap                  (21,595)       1,223       19,104       14,583      19,412       4,338          --
Cumulative Rate Sensitivity
  Gap                                 (21,595)     (20,372)      (1,268)      13,315      32,727      37,065          --
Cumulative Position to Total
  Assets                               (15.38%)     (14.51%)       (.09%)       9.49%      23.31%      26.40%         --


Year 2000

    The Bank experienced no Year 2000 problems as a result of the century rollover. The Bank was open on January 1, 2000 and was able to conduct business as usual. The Bank continues and will continue to monitor its computer systems as new critical dates occur.

Inflation

    Assets and liabilities of a financial institution are principally monetary in nature. Accordingly, interest rates, which generally move with the rate of inflation, have potentially the most significant effect on the Bank's net interest income. The Bank attempts to limit inflation's impact on rates and net income margins by minimizing its effect on these margins through continuing asset/liability management programs.

Management's Discussion and Analysis
The Year Ended December 31, 1999 versus December 31, 1998

Summary

    Net earnings for 1999 were $1.8 million compared with $1.6 million in 1998. Earnings per share for 1999 were $1.39 compared with $1.22 in 1998. Return on average assets was 1.47% in 1999 compared with 1.48% the previous year, while return on average equity was 15.75% in 1999 and 15.91% for the previous year.

    Total assets reached $129.6 million in 1999, a 10.4% increase over the $117.4 million at December 31, 1998. Loans increased 9.9% to $80.1 million, compared with $72.9 million at year-end 1998. Deposits also increased, growing 9.7% from $105.0 million at year-end 1998 to $115.2 million at year-end 1999. The loan-to-deposit ratio increased from 69.5% to 69.6%.

Net Interest Income

    Net interest income on a fully tax equivalent basis increased by $733,000 to $6.9 million in 1999, up 11.8% from 1998 net interest income of $6.2 million. The net interest margin for 1999 declined to 6.04% from 6.22% for the previous year. Individual components of interest income and interest expense are provided in the table - Average Balances, Yields and Rates Paid on page 15.

Interest Income

    Interest income increased by $703,000 to $9.5 million for a 8.0% gain over the $8.8 million realized in 1998. The volume of earning assets increased by 15.2% to $114.9 million from $99.8 million in 1998, while the yield on average earning assets decreased by 55 basis points.

Interest Expense

    Interest expense decreased by $30,000 to $2.5 million in 1999 from $2.6 million in 1998. The average rate paid on all interest-bearing liabilities decreased from 3.32% in 1998 to 2.91% in 1999 while average balances increased from $76.9 million to $86.6 million, a 12.6% gain over 1998. The gain in volume of average balances was responsible for a $216,000 increase in interest expense offset by a $246,000 decrease related to lower interest rates paid for a net decrease of $30,000. The lower rates paid on interest bearing liabilities is the result of a declining rate environment.

Provision for Loan Losses

    The provision for loan losses was $240,000 in 1999 and $335,000 in 1998. The decrease in the provision is primarily the result of loan growth and management's evaluation and assessment of the loan portfolio. Loans charged off, net of recoveries, were $29,000 in 1999 and $62,000 in 1998. The decline in charge-offs reflects current economic conditions and managements efforts to identify problems early.

Non-interest Income

    Non-interest income increased by 7.2% to $941,000 from $878,000 the previous year. All major categories of non-interest income showed increases reflecting the overall increase of business in general, particularly service charges on deposit accounts.

Non-interest Expense

    Non-interest expenses increased 12.5% to $4.6 million in 1999 from $4.1 million in 1998. Non- interest expense represented 3.7% of average total assets compared with 3.8% of average total assets in 1998.

    Salaries and benefits increased by 11.9% from $2.0 million in 1998 to $2.2 million in 1999. The 1999 increase reflects normal merit increases and employee incentives paid as a result of the Bank's strong earnings in 1999. At December 31, 1999 and December 31, 1998, total full-time equivalent employees were 36. Year end assets per employee were $3.6 million in 1999 compared to $3.3 million in 1998.

    Expenses related to premises and equipment increased by 5.1% to $556,000 in 1999, from $529,000 in 1998. Building lease expense on three locations and storage units increased to $249,000 in 1999 from $238,000 in 1998. Sublease income for 1999 decreased to $18,000 from $24,000 in 1998. The 1999 decrease in sublease income is due to the Bank assuming more office space for it's use.

    Other non-interest expenses increased by 15.8% to $1.9 million in 1999 from $1.6 million in 1998. The increase was spread over the majority of categories of other non-interest expenses. The largest expense category was professional fees which consists primarily of data processing, item processing and ATM services reflecting the overall increase in customer processing activities. Other increases reflect the increased growth and volume of business in general.

Provision for Income Taxes

    The provision for income taxes increased to an effective tax rate of 35.03% in 1999 compared with 34.69% in 1998.

Item 7. Financial Statements and Supplementary Data

    For consolidated financial statements of the Bancorp, see consolidated balance sheets as of December 31, 2000 and 1999, consolidated statements of operations, consolidated statements of changes in shareholders' equity and consolidated statements of cash flows for the three years ended December 31, 2000 and notes to consolidated financial statements at pages 27 through 59 of this annual report.

Item 8. Changes On and Disagreement With Accountants on Accounting and Financial Disclosure

None

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Shareholders
Sonoma Valley Bancorp and Subsidiary
Sonoma, California


We have audited the accompanying consolidated balance sheets of Sonoma Valley Bancorp and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in the shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonoma Valley Bancorp and Subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.





January 30, 2001

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999

                                                                            2000                1999
                                                                      --------------       --------------

   Cash and due from banks                                            $   7,262,394        $   6,606,250
   Federal funds sold                                                     2,920,000            7,000,000
                                                                      --------------       --------------
                           Total cash and cash equivalents               10,182,394           13,606,250
   Investment securities available-for-sale, at fair value               21,358,387           21,885,011
   Investment securities held-to-maturity (fair value
     of $12,414,261 and $10,831,210, respectively)                       12,182,311           10,900,477
   Loans and lease financing receivables, net                            90,464,005           78,366,479
   Premises and equipment, net                                              607,298              563,141
   Accrued interest receivable                                            1,151,924            1,035,593
   Cash surrender value of life insurance                                 1,917,304            1,393,737
   Other assets                                                           2,492,353            1,829,828
                                                                      --------------       --------------
                                              Total assets            $ 140,355,976        $ 129,580,516
                                                                      ==============       ==============
LIABILITIES
   Noninterest-bearing demand deposits                                $  31,072,318        $  26,801,170
   Interest-bearing transaction deposits                                 21,369,905           19,537,945
   Savings and money market deposits                                     35,551,104           35,610,320
   Time deposits, $100,000 and over                                      16,278,342           14,775,119
   Other time deposits                                                   18,824,403           18,462,984
                                                                      --------------       --------------
                                            Total deposits              123,096,072          115,187,538
   Accrued interest payable
     and other liabilities                                                2,954,658            2,338,300
                                                                      --------------       --------------
                                         Total liabilities              126,050,730          117,525,838

   Commitments and contingencies (see accompanying notes)

SHAREHOLDERS' EQUITY
   Common stock, no par value; 10,000,000 shares
     authorized; 1,281,680 shares in 2000 and 1,230,161 in
     1999 issued and outstanding                                          9,585,003            8,534,744
   Retained earnings                                                      4,641,551            3,671,578
   Accumulated other comprehensive income                                    78,692             (151,644)
                                                                      --------------       --------------
                                Total shareholders' equity               14,305,246           12,054,678
                                                                      --------------       --------------
                Total liabilities and shareholders' equity            $ 140,355,976        $ 129,580,516
                                                                      ==============       ==============



The accompanying notes are an integral part of these financial statements

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended December 31, 2000, 1999 and 1998


                                                              2000                1999              1998
                                                         -------------      -------------      ------------
INTEREST INCOME
   Loans and leases                                       $ 8,588,054        $ 7,032,537       $ 6,929,585
   Taxable securities                                       1,441,452            878,336           952,694
   Tax-exempt securities                                      539,863            459,345           425,347
   Federal funds sold                                         294,165            831,763           213,268
   Dividends                                                   21,682             17,798            16,904
                                                         -------------      -------------      ------------
                  Total interest income                    10,885,216          9,219,779         8,537,798
INTEREST EXPENSE
   Interest-bearing transaction deposits                      203,767            193,078           202,217
   Savings and money market deposits                        1,016,445            881,292           809,761
   Time deposits, $100,000 and over                           830,920            607,425           650,377
   Other time deposits                                        946,805            839,090           882,446
   Other                                                       17,579                 --             6,072
                                                         -------------      -------------      ------------
                 Total interest expense                     3,015,516          2,520,885         2,550,873
                                                         -------------      -------------      ------------
       NET INTEREST INCOME                                  7,869,700          6,698,894         5,986,925
   Provision for loan losses                                  335,000            240,000           335,000
                                                         -------------      -------------      ------------
              NET INTEREST INCOME AFTER
                 PROVISION FOR LOAN AND
                         LEASE LOSSES                       7,534,700          6,458,894         5,651,925
NON-INTEREST INCOME                                           892,701            941,585           878,108
NON-INTEREST EXPENSE
   Salaries and employee benefits                           2,636,374          2,205,483         1,970,691
   Premises and equipment                                     606,044            555,691           528,734
   Other                                                    1,818,221          1,853,205         1,600,580
                                                         -------------      -------------      ------------
             Total non-interest expense                     5,060,639          4,614,379         4,100,005
                                                         -------------      -------------      ------------
                Income before provision
                       for income taxes                     3,366,762          2,786,100         2,430,028
   Provision for income taxes                               1,160,052            975,729           842,779
                                                         -------------      -------------      ------------
                             NET INCOME                  $  2,206,710       $  1,810,371       $ 1,587,249
                                                         =============      =============      ============
                   NET INCOME PER SHARE                  $       1.72       $       1.39       $      1.22
                                                         =============      =============      ============
                   NET INCOME PER SHARE
                      ASSUMING DILUTION                  $      1.67        $       1.37       $      1.20
                                                         =============      =============      ============


The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                         For the years ended December 31, 2000, 1999 and 1998


                                                                                                    Accumulated
                                                                                                       Other
                                  Comprehensive     Common Stock                      Retained      Comprehensive
                                      Income           Shares         Amount         Earnings          Income               Total
                                 ---------------   -------------  -------------   --------------- ----------------      ------------

Balance at January 1, 1998                             593,120     $ 7,678,967    $    1,384,517   $     71,028         $ 9,134,512

2 for 1 stock split                                    593,120
Net income for the year          $   1,587,249                                         1,587,249                          1,587,249
Other comprehensive income,
    net of tax:
  Unrealized gains on
    securities available-
    for-sale:
  Unrealized holding gains
    arising during the year,
    net of taxes of $25,075             51,033
  Less: reclassification
    adjustment, net of taxes
    of $9,988                          (14,284)
                                 ---------------
Other comprehensive income,
   net of taxes                         36,749                                                           36,749              36,749
                                 ---------------   -------------  -------------   --------------- ----------------      ------------
Total comprehensive income       $   1,623,998
                                 ===============

     BALANCE AT
  DECEMBER 31, 1998                                  1,186,240     $ 7,678,967    $    2,971,766   $    107,777         $10,758,510

5% stock dividend                                       58,447         949,760          (949,760)
Fractional shares                                                                         (7,181)                            (7,181)
Redemption and retirement
   of stock                                            (14,526)        (93,983)         (153,618)                          (247,601)
Net income for the year          $   1,810,371                                         1,810,371                          1,810,371
Other comprehensive income,
   net of tax:
   Unrealized holding losses
     on securities available-
     for-sale arising during
     the year, net of taxes
     of $181,430                      (259,421)
                                 ---------------
Other comprehensive income,
   net of taxes                       (259,421)                                                        (259,421)           (259,421)
                                 ---------------   -------------  -------------   --------------- ----------------      ------------
Total comprehensive income       $   1,550,950
                                 ===============


                                   (Continued)

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

              For the years ended December 31, 2000, 1999 and 1998


                                                                                Accumulated
                                                                                   Other
                              Comprehensive    Common Stock      Retained      Comprehensive
                                 Income          Shares          Amount           Earnings          Income            Total
                           ----------------   --------------   ------------   -----------------   -----------     --------------
            BALANCE AT
     DECEMBER 31, 1999                         1,230,161       $ 8,534,744    $   3,671,578       $(151,644)      $  12,054,678

5% stock dividend                                 60,605         1,068,160       (1,068,160)
Fractional shares                                                                    (7,912)                             (7,912)
Redemption and retirement
   of stock                                      (14,168)          (91,667)        (160,665)                           (252,332)
Stock options exercised and
   related tax benefits                            5,082            73,766                                               73,766
Net income for the year        $2,206,710                                         2,206,710                           2,206,710
Other comprehensive income,
   net of tax:
   Unrealized holding gains
     on securities available-
     for-sale arising during
     the year, net of taxes
     of $161,088                  230,336
                           ----------------
Other comprehensive income,
   net of taxes                   230,336                                                           230,336             230,336
                           ----------------   --------------   ------------   -----------------   -----------     --------------
Total comprehensive income     $2,437,046
                           ================

            BALANCE AT
        DECEMBER 31, 2000                      1,281,680       $ 9,585,003    $   4,641,551       $  78,692         $14,305,246
                                              ==============   ============   =================   ===========     ================



The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 2000, 1999 and 1998


                                                               2000                  1999                  1998
                                                          -------------         -------------         -------------
OPERATING ACTIVITIES
   Net income                                             $  2,206,710          $  1,810,371          $  1,587,249
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
        Provision for loan and lease losses                    335,000               240,000               335,000
        Depreciation                                           150,492               147,943               132,004
        Loss on sale of equipment                               12,029                    --                    --
        Amortization and other                                  93,539               102,787                70,055
        Investment gains                                            --                    --               (16,723)
        Net change in interest receivable                     (116,331)             (172,070)              (66,567)
        Net change in cash surrender value
          of life insurance                                   (523,567)              (68,732)              (67,383)
        Net change in other assets                            (811,450)             (399,699)             (325,332)
        Net change in interest payable
          and other liabilities                                616,358               709,903               507,678
                                                          -------------         -------------         -------------
                        NET CASH PROVIDED BY
                        OPERATING ACTIVITIES                 1,962,780             2,370,503             2,155,981
INVESTING ACTIVITIES
   Purchases of securities held-to-maturity                 (3,179,416)           (1,997,672)           (3,405,115)
   Purchases of securities available-for-sale               (3,240,876)          (17,579,197)              (33,200)
   Proceeds from maturing securities held-to-
     maturity                                                1,832,000               895,000               835,000
   Proceeds from maturing securities available-
     for-sale                                                1,215,000             8,864,131               251,065
   Proceeds from sales of securities available-
     for-sale                                                2,915,968                    --             4,498,438
   Net increase in loans and leases                        (12,432,526)           (7,224,067)           (9,714,576)
   Purchases of premises and equipment                        (226,378)             (116,229)             (114,546)
   Proceeds from disposal of equipment                          19,700                    --                    --
                                                          -------------         -------------         -------------
                           NET CASH USED FOR
                        INVESTING ACTIVITIES               (13,096,528)          (17,158,034)           (7,682,934)


                                   (Continued)

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

              For the years ended December 31, 2000, 1999 and 1998


                                                                2000                  1999                  1998
                                                          --------------        --------------        ---------------
FINANCING ACTIVITIES
   Net change in demand, interest-bearing
     transaction and savings deposits                     $   6,043,892          $  7,941,356          $  5,856,104
   Net change in time deposits                                1,864,642             2,254,262             2,411,270
   Stock repurchases                                           (252,332)             (247,601)
   Stock options exercised                                       61,602                    --                    --
   Fractional shares purchased                                   (7,912)               (7,181)                   --
                                                          --------------        --------------        ---------------
                            NET CASH PROVIDED BY
                            FINANCING ACTIVITIES              7,709,892             9,940,836             8,267,374
                                                          --------------        --------------        ---------------

                          NET CHANGE IN CASH AND
                                CASH EQUIVALENTS             (3,423,856)           (4,846,695)            2,740,421

   Cash and cash equivalents
     at beginning of year                                    13,606,250            18,452,945            15,712,524
                                                          --------------        --------------        ---------------
                       CASH AND CASH EQUIVALENTS
                                  AT END OF YEAR          $  10,182,394          $ 13,606,250          $ 18,452,945
                                                          ==============        ==============        ===============

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:

Cash paid during the year for:
   Interest expense                                        $  2,994,750          $  2,517,610          $  2,551,158
   Income taxes                                            $  1,849,000          $  1,346,000          $  1,208,000

SUPPLEMENTAL DISCLOSURES OF
   NONCASH ACTIVITIES:

Stock dividend                                             $  1,068,160          $    949,760                    --
Net change in unrealized gains and
   losses on securities                                    $    391,425          $   (440,851)         $     61,824
Net change in deferred income taxes
   on unrealized gains and losses on
   securities                                              $   (161,089)         $    181,430          $    (25,075)

The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998


NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Business: During 2000, the shareholders of Sonoma Valley Bank (the Bank) approved a Plan of Reorganization and Merger Agreement, which provided for the formation of Sonoma Valley Bancorp (the Bancorp) (a bank holding company) and the conversion of each share of outstanding Bank common stock into one share of no par value Bancorp common stock. Effective November 1, 2000, the Bancorp issued 1,281,680 shares of its common stock for all of the outstanding common stock of the Bank through a merger which has been accounted for similar to a pooling of interests in that the historical cost basis of the Bank has been carried forward. As a result of the merger, the Bank became the wholly owned subsidiary of the Bancorp.

Sonoma Valley Bank (the Bank) was organized in 1987 and commenced operations on June 3, 1988 as a California state-chartered bank. The Bank is subject to regulation, supervision and regular examination by the State Department of Financial Institutions and Federal Deposit Insurance Corporation. The regulations of these agencies govern most aspects of the Bank's business.

Principles of Consolidation: The consolidated financial statements include the accounts of the Bancorp and the Bank. All material intercompany accounts and transactions have been eliminated.

Nature of Operations: The Bank provides a variety of banking services to individuals and businesses in its primary service area of Sonoma, California and the immediate surrounding area. The Bank offers depository and lending services primarily to meet the needs of its business and professional clientele. These services include a variety of demand deposit, savings and time deposit account alternatives, and special merchant and business services. The Bank's lending activities are directed primarily towards granting short and medium-term commercial loans, customized lines of credit, for such purposes as operating capital, business and professional start-ups, inventory, equipment and accounts receivable, and interim construction financing. The Bank also targets Small Business Administration guaranteed loans to qualified small business borrowers.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents: For the purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions "Cash and due from banks" and "federal funds sold." Generally, federal funds are sold or purchased for one-day periods.

Investment Securities: Securities are classified as held-to-maturity if the Bancorp has both the intent and ability to hold those debt securities to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2000, 1999 and 1998


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities are classified as available-for-sale if the Bancorp intends to hold those debt securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Bancorp's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available-for-sale are carried at fair value. Unrealized holding gains or losses are reported as increases or decreases in shareholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

Loans and Lease Financing Receivables: Loans are stated at the amount of unpaid principal, less the allowance for loan losses and net deferred loan fees. Interest on loans is accrued and credited to income based on the principal amount outstanding. Loan origination fees and certain direct loan origination costs are capitalized and recognized as an adjustment of the yield on the related loan. However, loan origination costs in excess of fees collected are not deferred but this treatment has an immaterial impact on the financial statements. Amortization of net deferred loan fees is discontinued when the loan is placed on nonaccrual status.

All of the Bancorp's leases are classified and accounted for as direct financing leases. Under the direct financing method of accounting for leases, the total net rentals receivable under the lease contracts, net of unearned income, are recorded as a net investment in direct financing leases, and the unearned income is recognized each month as it is earned so as to produce a constant periodic rate of return on the unrecovered investment.

Allowance for Loan and Lease Losses: The allowance is maintained at a level which, in the opinion of management, is adequate to absorb probable losses inherent in the loan and lease portfolio. Credit losses related to off-balance-sheet instruments are included in the allowance for loan and lease losses except if the loss meets the criteria for accrual under Statement of Financial Accounting Standards No. 5, in which case the amount is accrued and reported separately as a liability. Management determines the adequacy of the allowance based upon reviews of individual loans and leases, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and leases and other pertinent factors. The allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed monthly and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Loans and leases deemed uncollectible are charged to the allowance. Provisions for loan and lease losses and recoveries on loans previously charged off are added to the allowance.

Commercial loans are considered impaired, based on current information and events, if it is probable that the Bancorp will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Allowances on impaired loans are

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2000, 1999 and 1998


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

established based on the present value of expected future cash flows discounted at the loan's historical effective interest rate or, for collateral- dependent loans, on the fair value of the collateral. Cash receipts on impaired loans are used to reduce principal.

Income Recognition on Impaired and Nonaccrual Loans and Leases: Loans and leases, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. If a loan or lease or a portion of a loan or lease is classified as doubtful or is partially charged off, the loan or lease is classified as nonaccrual. Loans and leases that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

Loans and leases may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms of interest and principal.

While a loan or lease is classified as nonaccrual and the future collectibility of the recorded balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded balance is expected, interest income may be recognized on a cash basis. In the case where a nonaccrual loan or lease had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets.

Foreclosed Real Estate: Foreclosed real estate includes both formally foreclosed property and in-substance foreclosed property. In-substance foreclosed properties are those properties for which the Bancorp has taken physical possession, regardless of whether formal foreclosure proceedings have taken place. At the time of foreclosure, foreclosed real estate is recorded at the lower of the carrying amount or fair value less cost to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of their new cost basis or fair value minus estimated costs to sell. Revenue and expenses from operations and subsequent adjustments to the carrying amount of the property are included in income (loss) on foreclosed real estate.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2000, 1999 and 1998


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes: Provisions for income taxes are based on amounts reported in the statements of operations (after exclusion of non-taxable income such as interest on state and municipal securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized for deductible temporary differences and tax credit carryforwards, and then a valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized.

Advertising:  Advertising costs are charged to operations in the year incurred.

Net Income Per Share of Common Stock: Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year, after giving retroactive effect to the stock dividends and splits. Net income per share--assuming dilution is computed similar to net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options computed under the treasury method.

Off-Balance-Sheet Financial Instruments: In the ordinary course of business the Bancorp has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Operating Segments: The Bancorp adopted Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, (Statement No. 131) effective January 1, 1999. This statement establishes standards for reporting information about segments in annual and interim financial statements. Statement No. 131 introduces a new model for segment reporting called "management approach". The management approach is based on the way the chief operating decision maker organizes segments with a company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management desegregates a company. Based on the "management approach" model, the Bancorp has determined that its business is comprised of a single operating segment and that Statement No. 131, therefore, has no impact on its financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2000, 1999 and 1998


NOTE B--RESTRICTIONS ON CASH AND DUE FROM BANKS

Cash and due from banks include amounts the Bank is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve. The total requirement at December 31, 2000 and 1999 was $1,729,000 and $1,339,000, respectively.


NOTE C--INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities are summarized as follows:

                                       Amortized       Unrealized       Unrealized        Fair
                                         Cost             Gains           Losses          Value
                                     -------------    -------------   -------------   -------------
December 31, 2000:

Securities Available-for-Sale
   U.S. Treasury securities          $ 15,031,209     $    101,111             --      $ 15,132,320
   U.S. Government agency               2,993,693           44,134     $     (109)        3,037,718
     securities
   Corporate securities                 2,948,059            6,357        (17,767)        2,936,649
   Equity securities                      251,700               --             --           251,700
                                     -------------    -------------   -------------   -------------
                                     $ 21,224,661     $    151,602     $  (17,876)     $ 21,358,387
                                     =============    =============   =============   =============
Securities Held-to-Maturity
   Municipal securities              $ 12,182,311     $    248,627     $  (16,677)     $ 12,414,261
                                     -------------    -------------   -------------   -------------
                                     $ 12,182,311     $    248,627     $  (16,677)     $ 12,414,261
                                     =============    =============   =============   =============


                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2000, 1999 and 1998

NOTE C--INVESTMENT SECURITIES (Continued)

                                           Amortized          Unrealized            Unrealized               Fair
                                             Cost               Gains                 Losses                 Value
                                        --------------       -------------        -------------         --------------
December 31, 1999:

Securities Available-for-Sale
   U.S. Treasury securities             $ 13,078,372         $      7,425          $    (46,421)         $ 13,039,376
   U.S. Government agency                  2,978,016                   --               (25,980)            2,952,036
     securities
   Corporate securities                    5,507,898                   --              (194,867)            5,313,031
   Equity securities                         361,500                   --                    --               361,500
   Municipal securities                      216,924                2,144                    --               219,068
                                        --------------       -------------        -------------         --------------
                                        $ 22,142,710         $      9,569          $   (267,268)         $ 21,885,011
                                        ==============       =============        =============         ==============
Securities Held-to-Maturity
   Municipal securities                 $ 10,900,477         $     54,732          $   (123,999)         $ 10,831,210
                                        --------------       -------------        -------------         --------------
                                        $ 10,900,477         $     54,732          $   (123,999)         $ 10,831,210
                                        ==============       =============        =============         ==============

Contractual maturities of investment securities at December 31, 2000 were as follows:

                                          Securities Available-For-Sale               Securities Held-To-Maturity
                                        ----------------------------------       -------------------------------------
                                           Amortized              Fair              Amortized                Fair
                                             Cost                Value                Cost                  Value
                                        --------------       -------------        -------------         --------------

Due in one year or less                  $10,554,625          $10,578,018          $  1,485,398         $  1,492,089
Due after one year through
   five years                             10,418,336           10,528,669             6,830,320            6,857,611
Due after five years through
   ten years                                      --                   --               763,219              795,702
Due after ten years                               --                   --             3,103,374            3,268,859
Equity securities                            251,700              251,700                   --                   --
                                        ---------------      --------------        -------------        --------------
                                         $21,224,661          $21,358,387          $ 12,182,311         $ 12,414,261
                                        ===============      ==============        =============        ==============


During 2000, the Bancorp sold securities available-for-sale for total proceeds of approximately $2,687,482 resulting in gross realized losses of approximately $97,186 and no gross realized gains. During 1999, the Bancorp did not sell any

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2000, 1999 and 1998


NOTE C--INVESTMENT SECURITIES (Continued)

securities   available-for-sale.   During  1998,  the  Bancorp  sold  securities
available-for- sale for total proceeds of approximately $4,498,400 resulting in gross realized gains of approximately $16,700 and no gross realized losses.

As of December 31, 2000, investment securities with a carrying amount of $4,127,874 and an approximate fair value of $4,206,272 were pledged, in accordance with federal and state requirements, as collateral for public deposits. Investment securities with a carrying amount and fair value of $3,104,189 at December 31, 2000 were pledged to meet the requirements of the Federal Reserve and the U.S. Department of Justice.


NOTE D--LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the loan and lease portfolio was as follows at December 31:

                                                          2000                          1999
                                             --------------------------     -------------------------

Commercial                                   $ 56,119,346        60.4%      $ 52,349,322        65.0%
Consumer                                       14,137,455        15.2%        10,651,252        13.2%
Real estate mortgage                            9,296,451        10.0%         7,704,365         9.6%
Real estate construction                       12,570,660        13.5%         9,243,676        11.5%
Lease financing receivables, net of
   unearned income of $152,768
   in 2000 and $108,491 in 1999                   794,784          .9%           537,328          .7%
                                             -------------      -------     --------------     -------
                                               92,918,696       100.0%        80,485,943       100.0%
                                                                =======                        =======
Deferred loan fees and costs, net                (334,174)                      (365,570)
Allowance for loan and lease losses            (2,120,517)                    (1,753,894)
                                             -------------                  ---------------
                                             $ 90,464,005                   $ 78,366,479
                                             =============                  ===============


At December 31, 2000, the recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards (Statement) No. 114 totaled $241,000, with a corresponding valuation allowance of $43,000. At December 31, 1999, the recorded investment in loans for which impairment has been recognized in accordance with Statement No. 114 totaled $174,000, with a corresponding valuation allowance of $31,000. For the years ended December 31, 2000, 1999 and 1998, the average recorded investment in impaired loans was approximately $220,000, $209,000 and $421,000, respectively. No interest was recognized on impaired loans during 2000, 1999 or 1998.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2000, 1999 and 1998


NOTE D--LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

In addition, at December 31, 2000 and 1999, the Bancorp had other nonaccrual loans of approximately $100,700 and $251,600, respectively, for which impairment had not been recognized.

The Bancorp has no commitments to loan additional funds to the borrowers of impaired or nonaccrual loans.

The maturity and repricing distribution of the loan and lease portfolio at December 31:

                                                               2000          1999
                                                         -------------   ------------
         Fixed rate loan maturities
           Three months or less                          $  7,882,290   $  4,612,725
           Over three months to twelve months               9,482,600     10,432,281
           Over one year to five years                     16,908,269     16,459,548
           Over five years                                 19,630,840     21,139,753
         Floating rate loans repricing
           Quarterly or more frequently                    35,047,776     23,009,417
           Quarterly to annual frequency                    1,353,849      1,819,878
           One to five years frequency                      2,319,505      2,609,516
                                                         -------------   ------------
                                                           92,625,129     80,083,118
         Nonaccrual loans                                     293,567        402,825
                                                         -------------   ------------
                                                         $ 92,918,696   $ 80,485,943
                                                         =============  =============

An analysis of the changes in the allowance for loan and lease losses is as follows for the years ended December 31:


                                                          2000              1999                1998
                                                     ------------       ------------       -------------

Beginning balance                                    $ 1,753,894        $ 1,543,155         $ 1,270,438
Provision for loan and lease losses                      335,000            240,000             335,000
Loans charged off:
   Commercial                                                               (38,875)           (129,170)
   Consumer                                              (19,440)           (22,687)             (6,974)
                                                     ------------       ------------       -------------
                                                         (19,440)           (61,562)           (136,144)
Recoveries:
   Commercial                                             38,181             26,227              64,925
   Consumer                                               12,882              6,074               8,936
                                                     -----------       ------------       -------------
                                                          51,063             32,301              73,861
                                                     ------------       ------------       -------------
 Ending balance                                      $ 2,120,517        $ 1,753,894         $ 1,543,155
                                                     ============       ============       =============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2000, 1999 and 1998


NOTE E--PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at December 31:

                                                       2000             1999
                                                  ------------     -------------

Land                                              $   175,000       $   175,000
Building                                               71,943            71,943
Leasehold improvements                                188,856           189,268
Furniture, fixtures and equipment                     980,430         1,006,699
                                                  ------------      ------------
                                                    1,416,229         1,442,910
Less:  Accumulated depreciation                      (808,931)         (879,769)
                                                  ------------      ------------
                                                  $   607,298       $   563,141
                                                  ============      ===========


NOTE F--TIME DEPOSITS

The maturities of time deposits at December 31, 2000 are as follows:

Maturing within one year                         $32,021,000
Maturing in one year to two years                  2,022,000
Maturing two years through five years                859,000
Maturing after five years                            201,000
                                                 -----------
                                                 $35,103,000
                                                 ===========
NOTE G--FEDERAL FUNDS CREDIT LINES

The Bank has uncommitted federal funds lines of credit agreements with other banks. The maximum borrowings available under these lines totaled $13,500,000 at December 31, 2000. The Bank pledged loans totaling $3,846,425 as collateral to secure advances from the Federal Home Loan Bank of up to $3,491,898. There were no borrowings outstanding under the agreements at December 31, 2000.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2000, 1999 and 1998


NOTE H--EMPLOYEE BENEFIT PLANS

In February  1989,  the Bancorp  initiated a 401(k)  Employee  Savings Plan (the
Plan), and amended the Plan in September, 1993. Under the provisions of the Plan, the Bancorp matches a portion of the employee's contribution each payday. All employees are eligible for participation the first day of the month following six months of employment. Bancorp contributions are 100% vested at all times. The Bancorp made contributions totaling $64,019 in 2000, $59,146 in 1999 and $52,499 in 1998.

During 1994, the Bancorp purchased single premium life insurance policies in connection with the implementation of retirement plans for three key officers. The policies provide protection against the adverse financial effects from the death of a key officer and provide income to offset expenses associated with the plans. The officers are insured under the policies, but the Bancorp is the owner and beneficiary. At December 31, 2000 and 1999, the cash surrender value of these policies totaled $1,917,304 and $1,393,737, respectively.

The retirement plans are unfunded and provide for the Bancorp to pay the officers specified amounts for specified periods after retirement and allow the officers and directors to defer a portion of current compensation in exchange for the Bancorp's commitment to pay a deferred benefit at retirement. If death occurs prior to or during retirement, the Bancorp will pay the officer's beneficiary or estate the benefits set forth in the plans. Deferred compensation is vested as to the amounts deferred. Liabilities are recorded for the estimated present value of future salary continuation benefits and for the amounts deferred by the officers and directors. At December 31, 2000 and 1999, the liability recorded for the supplemental retirement plan totaled $665,081 and $390,562 respectively. The amount of pension expense related to this plan for 2000 and 1999 was $274,500 and $120,800 respectively. At December 31, 2000 and 1999, the liability recorded for the deferred compensation plan totaled $567,000 and $445,000, respectively. The amount of expense related to this plan for 2000 and 1999 was $47,600 and $32,900, respectively. The following are the components of the accumulated benefit obligation related to the supplemental retirement plan as of December 31:


                                                                     2000               1999
                                                               -------------         ----------

   Projected benefit obligation                                $    303,884          $ 445,954
   Unamortized net transition obligation                            361,197            (64,843)
   Unrecognized net gain                                                                 9,451
                                                               -------------         ----------
         Pension liability included in other liabilities       $    665,081          $ 390,562
                                                               =============         ==========

The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% for 2000 and 1999. A rate of increase in future compensation levels of 5% was used for 1999. The entire accumulated benefit obligation was fully vested at December 31, 2000 and 1999.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2000, 1999 and 1998


NOTE H--EMPLOYEE BENEFIT PLANS (Continued)

The following is a reconciliation of the beginning and ending balances of the pension liability and the components of net pension expense for the years ended December 31:

                                                                 2000             1999
                                                              -----------     -----------

   Pension liability at beginning of year                     $  390,562      $ 269,746
   Net periodic pension expense:
     Service cost                                                302,468         89,275
     Interest cost on projected benefit obligation                19,767         25,952
     Amortization of unrecognized liability at transition        (47,716)         5,589
                                                              ------------    ----------
                                                                 274,519        120,816
                                                              ------------    ----------
                Pension liability at end of year              $  665,081      $ 390,562
                                                              ============    ==========


NOTE I--NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

Non-interest  income is comprised of the following for the years ended  December
31:


                                                         2000          1999            1998
                                                     -------------  -----------   --------------

        Service charges on deposit accounts          $   692,639    $  654,889    $   606,882
        Other fee income                                 209,418       203,441        174,254
        Investment securities gains (losses)             (97,186)                      16,723
        Other (none exceeding 1% of revenues)             87,830        83,255         80,249
                                                     -------------  ----------    -------------
                                                     $   892,701    $  941,585    $   878,108
                                                     =============  ==========    =============


                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2000, 1999 and 1998


NOTE I--NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE (Continued)

Other non-interest expense is comprised of the following for the years ended December 31:

                                                           2000          1999           1998
                                                      -------------  -----------   ------------

         Professional and consulting fees             $   513,706    $  662,379    $   474,659
         Data processing                                  459,559       410,728        360,644
         Stationery and supplies                          159,886       142,472        136,009
         Staff related                                    148,724       136,018        111,488
         Advertising and business development             139,926       112,148        179,565
         Postage and telephone                            110,093       105,882         99,217
         Assessments and insurance                         79,972        72,627         58,340
         Other (none exceeding 1% of revenues)            206,355       210,951        180,658
                                                      ------------- ------------   ------------
                                                      $ 1,818,221    $1,853,205    $ 1,600,580
                                                      ============= ============   ============


 NOTE J--INCOME TAXES

The provision for income taxes is comprised of the following:

                                 2000           1999          1998
                             ------------   ------------   ------------
Current
  Federal                    $ 1,142,220    $   965,997    $   875,336
  State                          458,664        385,662        335,684
                             ------------   ------------   ------------
                               1,600,884      1,351,659      1,211,020
Deferred
  Federal                       (341,303)      (285,933)      (292,967)
  State                          (99,529)       (89,997)       (75,274)
                             ------------    ------------   -----------
                                (440,832)      (375,930)      (368,241)
                             ------------   ------------   ------------
                             $ 1,160,052    $   975,729    $   842,779
                             ============   ============   ============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2000, 1999 and 1998


NOTE J--INCOME TAXES (Continued)

The following is a reconciliation of income taxes computed at the Federal statutory income tax rate of 34% to the effective income tax rate used for the provision for income taxes:

                                                                    2000           1999            1998
                                                                 -----------    ------------   ------------

   Income tax at Federal statutory rate                          $ 1,144,699    $   947,274    $   826,210
     State franchise tax, less Federal
         income tax benefit                                          240,872        199,328        173,854
     Interest on municipal obligations exempt
         from Federal tax                                           (198,992)      (146,773)      (132,895)
     Life insurance earnings                                         (30,276)       (28,286)       (27,731)
     Meals and entertainment                                           4,446          4,186          3,539
     Other differences                                                  (697)                         (198)
                                                                 ------------   ------------   ------------
   Provision for income taxes                                    $ 1,160,052    $   975,729    $   842,779
                                                                 ============   ============   ============

The tax effects of temporary differences that give rise to the components of the net deferred tax asset recorded as an other asset as of December 31 were as follows:

                                                                    2000           1999            1998
                                                                 -----------    ------------   ------------

Deferred tax assets:
  Allowance for loan losses                                      $  752,724     $   618,790    $   523,607
  Nonqualified benefit plans                                        563,131         399,922        281,543
  Accrued liabilities                                               487,417         391,564        254,786
  State franchise taxes                                             155,946         131,125        114,133
  Unrealized securities holding losses                                              106,054
  Deferred loan fees                                                  2,248                            356
  Other                                                              43,999          14,206          9,817
                                                                 -----------    ------------   ------------
               Total deferred tax assets                          2,005,465       1,661,661      1,184,242

Deferred tax liabilities:
  Unrealized securities holding gains                                55,034                         75,375
  Depreciation                                                       20,909          23,587         35,397
  Other                                                              26,609          25,457         18,212
                                                                 -----------    ------------   ------------
               Total deferred tax liabilities                       102,552          49,044        128,984
                                                                 -----------    ------------   ------------
               Net deferred tax asset                            $1,902,913     $ 1,612,617    $ 1,055,258
                                                                 ===========    ============   ============


                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2000, 1999 and 1998


NOTE J--INCOME TAXES (Continued)

Amounts presented for the tax effects of temporary differences are based upon estimates and assumptions and could vary from amounts ultimately reflected on the Bancorp's tax returns. Accordingly, the variances from amounts reported for prior years are primarily the result of adjustments to conform to the tax returns as filed.

Payable (refundable) income taxes were $(210,566) and $35,733 at December 31, 2000 and 1999, respectively. The income tax (benefit) expense related to net investment (losses) gains was $(39,996) during 2000 and $6,882 during 1998. There were no net investment gains or losses in 1999.


NOTE K--STOCK REPURCHASE

In January 2001, the Bancorp approved a program to repurchase Sonoma Valley Bancorp stock up to $1 million.


NOTE L--EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share for the years ended December 31:

                                               2000                1999            1998
                                           -------------        -----------    -----------
Basic:
Net income                                 $ 2,206,710          $1,810,371     $1,587,249
                                           =============        ===========    ===========
                                             1,281,062           1,299,938      1,305,292
                                           =============        ===========    ===========
Earnings per share                         $      1.72          $     1.39     $     1.22
                                           =============        ===========    ===========


                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2000, 1999 and 1998


NOTE L--EARNINGS PER SHARE (Continued)



                                                         2000                1999               1998
                                                      -----------         -----------         -----------
Diluted:

Net income                                             2,206,710          $1,810,371          $1,587,249
                                                      ===========         ===========         ===========

Weighted-average common shares outstanding             1,281,062           1,299,938           1,305,292

Net effect of dilutive stock options - based on the
treasury stock method using average market                41,702              22,380              13,420
                                                      -----------         -----------         -----------
Weighted-average common shares outstanding
and common stock equivalents                           1,322,764           1,322,318           1,318,712
                                                      ===========         ===========         ===========
Earnings per share - assuming dilution                $     1.67          $     1.37          $     1.20
                                                      ===========         ===========         ===========


NOTE M--STOCK OPTION PLAN

At December 31, 2000, the Bancorp has a stock-based compensation plan cons of a fixed stock option plan which is described below. The Bancorp a Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Bancorp's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of Statement of Financial Accounting Standards No. 123, the Bancorp's net income and net income per share would have been adjusted to the pro forma amount indicated below for the years ended December 31:

                                               2000                 1999             1998
                                           -----------         -----------       ------------
 Net income
   As reported                             $2,206,710          $1,810,371        $1,587,249
   Pro forma                                2,026,719           1,631,006         1,344,460

Net income per share
   As reported                                   1.72                1.39              1.22
   Pro forma                                     1.58                1.25              1.03

Net income per share--assuming dilution
   As reported                                   1.67                1.37              1.20
   Pro forma                                     1.53                1.23              1.02



                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2000, 1999 and 1998


NOTE M--STOCK OPTION PLAN (Continued)


The Bancorp approved a stock option plan (the Plan), effective March 31, 1996 and terminating March 31, 2006, under which incentive and nonstatutory stock options, as defined under the Internal Revenue Code, may be granted. The Plan is administered by a committee appointed by the Board. Options representing 392,203 shares of the Bancorp's authorized and unissued common stock may be granted under the Plan by the committee to directors, full-time officers, and full-time employees of the Bancorp at a price to be determined by the Committee, but in the case of incentive stock options shall not be less than 100% of the fair market value of the shares on the date the incentive stock option is granted. In addition, the Bancorp shall grant options to purchase 2,668 shares of common stock to each Board member on March 1st of each year, provided the person was a member of the Board for the entire preceding year ending December 31st, at an option price equal to the fair market value as of the grant date. The options may have an exercise period of no more than 10 years and are vested upon granting, except for 79,500 of incentive options and 133,400 of nonstatutory options granted in April 1999, which are subject to a graded vesting schedule of 20% per year. No options were granted in 2000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999 and 1998; dividend yield of zero for both years; expected volatility of 26.94 percent for 1999 and 24.28 percent for 1998; risk-free interest rates of 5.57 and 5.76 percent for 1999 and 5.83 percent for 1998 for the incentive options and 5.57 and 5.76 percent for 1999 and 5.81 percent for 1998 for the nonstatutory options; and expected lives of 10 years for both the incentive and nonstatutory options for both years.

A summary of stock option activity, adjusted to give effect to stock dividends and stock splits follows for the years ended December 31:


                                                                    Incentive Stock Options
                             ---------------------------------------------------------------------------------------------
                                               2000                          1999                            1998
                             ------------------------------   ----------------------------   -----------------------------
                                Weighted -                         Weighted -                     Weighted -
                                 Average                            Average                        Average
                             Exercise Price        Shares      Exercise price      Shares     Exercise Price        Shares
                             --------------        --------    --------------     --------    --------------       -------
Shares under option at
   beginning of year             $14.21            116,779         $ 15.14          34,611        $ 11.02           15,404

Options granted                                                      13.82          82,168          18.44           19,207
                                                   --------                        --------                         -------
Shares under option at
   end of year                    14.21            116,779           14.21         116,779          15.14           34,611
                                                  ========                        ========                         =======



                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2000, 1999 and 1998


NOTE M--STOCK OPTION PLAN (Continued)

                                                                        Incentive Stock Options
                             -------------------------------------------------------------------------------------------------------
                                     2000                                      1999                              1998
                             ----------------------------      ------------------------------     ----------------------------------
                                Weighted -                         Weighted -                       Weighted -
                                 Average                            Average                          Average
                             Exercise Price       Shares        Exercise price      Shares        Exercise Price        Shares
                             --------------       -------      ---------------     ----------     ---------------       -------
Options exercisable at
   end  of year                                   66,411                            50,511                               34,611
Weighted-average fair value
   of options granted during
   the year                                                     $    7.54                              $9.53


                                                                   Nonstatutory Stock Options
                            -------------------------------------------------------------------------------------------------------
                                     2000                                      1999                              1998
                             ----------------------------      ------------------------------     ----------------------------------
                                Weighted -                         Weighted -                       Weighted -
                                 Average                            Average                          Average
                             Exercise Price       Shares        Exercise price      Shares        Exercise Price        Shares
                             --------------       -------      ---------------     ----------     ---------------       -------

Shares under option at
   beginning of year           $   13.64          213,440        $    13.19          53,360         $    9.48            26,680
Options granted                                                       13.79         160,080             16.89            26,680
Options exercised                  11.55          (5,336)
                                                 --------                           ---------                            -------
Shares under option at
   end of year                     13.70         208,104             13.64          213,440             13.19            53,360
                                                 ========                           =========                            =======
Options exercisable at
   end of year                                   101,384                             80,040                              53,360
Weighted-average fair value
   of options granted during
   the year                                                           7.54                               8.60


                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2000, 1999 and 1998


NOTE M--STOCK OPTION PLAN (Continued)

The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                              Options Outstanding
                           -----------------------------------------------------
                                              Weighted-Average

   Range of                   Number                    Remaining  Weighted-Average
Exercise Price             Outstanding                Contractual Life  Exercise Price
- --------------             -----------                ---------------------------------

$9.48 to $11.34                39,416                   6.27 years         $    10.08
$13.61 to $13.83              239,580                   8.28 years              13.81
$16.89 to $18.70               45,887                   7.18 years              17.54
                           -----------
$9.48 to $18.70               324,883                   7.91 years              13.88
                           ===========


                                                   Options Exercisable
                                         ---------------------------------------
   Range of                                    Number          Weighted-Average
Exercise Prices                             Exercisable         Exercise Price

$9.48 to $11.34                                39,416              10.08
$13.61 to $13.83                               82,492              13.76
$16.89 to $18.70                               45,887              17.54
                                            ---------
$9.48 to $18.70                               167,795              13.93
                                             ========


NOTE N--RELATED PARTY TRANSACTIONS

The Bancorp has entered into transactions with its directors, executive officers and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The following is a summary of the aggregate activity involving related party borrowers at December 31, 2000 and 1999:

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2000, 1999 and 1998


NOTE N--RELATED PARTY TRANSACTIONS (Continued)

                                                  2000               1999
                                              ------------     --------------

    Loans outstanding at beginning of year    $ 2,035,000      $  2,365,000
    Loan disbursements                            952,000           476,000
    Loan repayments                              (564,000)         (806,000)
                                              ------------     --------------
    Loans outstanding at end of year          $ 2,423,000      $   2,035,000
                                              ============    ===============

At December 31, 2000,  commitments to related parties of approximately  $666,000
were  undisbursed.   Deposits  received  from  directors  and  officers  totaled
$4,221,300 and $4,114,200 at December 31, 2000 and 1999, respectively.

The Bancorp leases its Glen Ellen office from a director of the Bancorp under a noncancelable operating lease. Lease expense for the years ended December 31, 2000 and 1999 was $10,900 and $10,500, respectively. The remaining lease commitment is approximately $26,200 through March 2003 including a minimum inflationary increase of 4% per year. The monthly lease payments will be increased annually based upon the Consumer Price Index, but not less than 4% annually. The term of the lease is 5 years with an option to extend the lease term for an additional 5 years at the same Consumer Price Index limitations.


NOTE O--COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments: The Bancorp leases its Sonoma and Glen Ellen offices under noncancelable operating leases with remaining terms of approximately eleven years and three years, respectively. Both leases require adjustments to the base rent for changing price indices and have a minimum annual increase of four percent. The Sonoma office lease has an option to renew for two consecutive five-year terms and the Glen Ellen office lease has an option to renew for one additional five-year term. The following table summarizes future minimum commitments under the noncancelable operating leases.

         Year ended December 31:
           2001                                        $   261,635
           2002                                            270,411
           2003                                            270,212
           2004                                            276,222
           2005                                            264,459
           Thereafter                                      931,403
                                                       ------------
                                                       $ 2,274,342
                                                       ============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2000, 1999 and 1998


NOTE O--COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

Rental  expense  was  $260,000 in 2000,  $249,000 in 1999 and  $238,500 in 1998.
Sublease rental income was $16,300,  $18,100 and $23,600 in 2000, 1999 and 1998,
respectively.

Financial Instruments with Off-Balance-Sheet Risk: The Bancorp's financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Bancorp's commitments and contingent liabilities at December 31, is as follows:

                                                  Contractual Amounts
                                                   2000            1999
                                              ------------    -------------

         Commitments to extend credit         $ 35,284,000    $  32,173,000
         Standby letters of credit                 493,000          533,000

Commitments to extend credit and standby letters of credit include exposure to some credit loss in the event of nonperformance of the customer. The Bancorp's credit policies and procedures for credit commitments and financial guarantees are the same as those for extension of credit that are recorded on the balance sheet. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Bancorp.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bancorp evaluates each customer's credit worthiness on a case- by-case basis. The amount of collateral obtained, if deemed necessary by the Bancorp upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, certificates of deposits and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending facilities to customers.

The Bancorp has not incurred any losses on its commitments in 2000, 1999 or 1998.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2000, 1999 and 1998


NOTE O--COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

As a guarantor of its customer's credit card accounts, the Bancorp is contingently liable for credit card receivable balances held by another financial institution should the customers default. The total amount guaranteed as of December 31, 2000 and 1999 was $274,500 and $220,100, respectively.

Legal Proceedings: The Bancorp is party to claims and legal proceedings arising in the ordinary course of business. After taking into consideration information furnished by legal counsel to the Bancorp as to the current status of various claims and proceedings to which the Bancorp is a party, management is of the opinion that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on the financial position or results of operations of the Bancorp.

NOTE P--CONCENTRATIONS OF CREDIT RISK

Most of the Bancorp's business activity is with customers located within the State of California, primarily in Sonoma County. The economy of the Bancorp's primary service area is heavily dependent on the area's major industries which are tourism and agriculture, especially wineries, dairies, cheese producers and turkey breeders. General economic conditions or natural disasters affecting the primary service area or its major industries could affect the ability of customers to repay loans and the value of real property used as collateral. While the Bancorp has a diversified loan portfolio, approximately 79% of these loans are secured by real estate in its service area.

The concentrations of credit by type of loan are set forth in Note D. The distribution of commitments to extend credit approximates the distribution of loans outstanding. In addition, the Bancorp has loan commitments in the wine industry, tourism industry and construction loans, representing 13%, 6% and 26%, of outstanding loans, respectively. Standby letters of credit were granted primarily to commercial borrowers. The Bancorp, as a matter of policy, does not extend credit to any single borrower or group of related borrowers on a secured basis in excess of 25% of its unimpaired capital (shareholders' equity plus the allowance for credit losses) and on an unsecured basis in excess of 15% of its unimpaired capital.

The concentrations of investments are set forth in Note C. The Bancorp places its investments primarily in financial instruments backed by the U.S. Government and its agencies or by high quality financial institutions, municipalities or corporations. The Bank has significant funds deposited with one correspondent bank. Deposits with one correspondent bank were in excess of the federally insured limit by $263,365 at December 31, 2000. While management recognizes the inherent risks involved in such concentrations, this concentration provides the Bank with an effective and cost efficient means of managing its liquidity position and item processing needs. Management closely monitors the financial condition of their correspondent banks on a continuous basis. The Bancorp also maintains additional deposit accounts with other correspondent banks should management determine that a change in its correspondent banking relationship would be appropriate.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2000, 1999 and 1998


NOTE P--CONCENTRATIONS OF CREDIT RISK (Continued)

At December 31, 2000, the Bancorp had life insurance policies with cash surrender values of $1,604,500 with one insurance company, which represented 11% of the Bancorp's net worth. Management closely monitors the financial condition and rating of this insurance company on a regular basis.


NOTE Q--REGULATORY MATTERS

Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank's regulatory agency. Cash dividends are limited to the lesser of retained earnings, if any, or net income for the last three years, net of the amount of any other distributions made to shareholders during such periods. As of December 31, 2000, $3,296,577 was available for cash dividend distribution without prior approval.

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Deposit Insurance Corporation (FDIC). Failure to meet minimum capital requirements can initiate certain mandatory---and possibly additional discretionary---actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2000, 1999 and 1998


NOTE Q--REGULATORY MATTERS (Continued)

As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios are also presented in the table.


                                                                                          To Be Well
                                                                                      Capitalized Under
                                                                    For Capital       Prompt Corrective
                                                  Actual         Adequacy Purposes    Action  Provisions
                                          --------------------- --------- ---------  --------------------
                                            Amount      Ratio    Amount     Ratio     Amount      Ratio
                                           ---------   --------  --------  --------  ---------   --------
                                                                                        (in thousands)
As of December 31, 2000:
Total Capital
  (to Risk Weighted Assets)                 $15,326     14.0%   >$8,731     >8.0%    >$10,914     >10.0%
                                                                -           -        -            -
 Tier I Capital
  (to Risk Weighted Assets)                 $13,952     12.8%   >$4,366     >4.0%    >$6,549      >6.0%
                                                                -           -        -            -
Tier I Capital
  (to Average Assets)                       $13,952    10.1%   >$5,520     >4.0%    >$6,900      >5.0%
                                                               -           -        -            -

As of December 31, 1999:
Total Capital
  (to Risk Weighted Assets)                 $13,448    13.6%   >$7,902     >8.0%    >$9,877      >10.0%
                                                               -           -        -            -
Tier I Capital
 (to Risk Weighted Assets)                  $12,207    12.4%   >$3,951     >4.0%    >$5,926      >6.0%
                                                               -           -        -            -
Tier I Capital
 (to Average Assets)                        $12,207     9.5%   >$5,120     >4.0%    >$6,400      >5.0%
                                                               -           -        -            -


NOTE R--CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

A condensed balance sheet as of December 31, 2000 and the related condensed statement of operations and cash flows for the two months then ended for Sonoma Valley Bancorp (parent company only) are presented as follows (there was no parent company activity during 1999 and 1998):

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2000, 1999 and 1998


NOTE R--CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (Continued)

                             Condensed Balance Sheet
                                December 31, 2000

Assets
 Cash                                                                $   255,630
 Other assets                                                             19,110
 Investment in common stock of subsidiary                             14,030,506
                                                                     -----------
                                                                     $14,305,246
                                                                     ===========
Shareholders' equity
 Common stock                                                        $ 9,585,003
 Retained earnings                                                     4,641,551
 Net unrealized holding gains                                             78,692
                                                                     -----------
                                                                     $14,305,246
                                                                     ===========

                       Condensed Statement of Operations
                       Two months ended December 31, 2000


Dividend from subsidiary                                             $   300,000
Expenses                                                                  44,370
                                                                     -----------
Income before income taxes and equity in undistributed
 income of subsidiary                                                    255,630
Income tax benefit                                                        19,110
                                                                     -----------
                                                                         274,740
Equity in undistributed net income of subsidiary                         111,750
                                                                     -----------
Net income                                                           $   386,490
                                                                     ===========

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2000, 1999 and 1998


NOTE R--CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (Continued)

                        Condensed Statement of Cash Flows
                       Two months ended December 31, 2000

Operating activities:
   Net income                                                     $386,490
   Adjustments to reconcile net income to net cash
    used by operating activities:
    Equity in undistributed net income of subsidiary              (111,750)
    Increase in other assets                                       (19,110)
                                                                  ---------
            Net cash used by operating activities                  255,630
                                                                  ---------
     Net increase in cash and cash at end of year                 $255,630
                                                                  =========

NOTE S--FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bancorp as a whole.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2000, 1999 and 1998


NOTE S--FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Bancorp and Subsidiary's financial instruments are as follows at December 31:

                                                      2000                                          1999
                                        -------------------------------------      ----------------------------------
                                                                 Estimated                               Estimated
                                          Carrying                 Fair              Carrying               Fair
                                           Amount                 Value               Amount               Value
                                        -------------        ----------------     ------------         -------------
Financial assets:
    Cash and due from banks             $  7,262,394         $  7,262,394         $  6,606,250         $  6,606,250
    Federal funds sold                     2,920,000            2,920,000            7,000,000            7,000,000
    Investment securities
      available-for-sale                  21,358,387           21,358,387           21,885,011           21,885,011
    Investment securities held-
      to-maturity                         12,182,311           12,414,261           10,900,477           10,831,210
    Loans and lease financing
      receivables, net                    90,464,005           80,866,849           78,366,479           78,162,009
    Accrued interest receivable            1,151,924            1,151,924            1,035,593            1,035,593
    Cash surrender value of life
      insurance                            1,917,304            1,917,304            1,393,737            1,393,737

Financial liabilities:
   Deposits                              123,096,072          123,157,508          115,187,538          114,931,049
   Accrued interest payable                  101,935              101,935               81,169               81,169

The carrying amounts in the preceding table are included in the balance sheet under the applicable captions.

The following methods and assumptions were used by the Bancorp in estimating its fair value disclosures for financial instruments:

Cash, due from banks and federal funds sold: The carrying amount is a reasonable estimate of fair value.

Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying amount of accrued interest receivable approximates its fair value.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2000, 1999 and 1998


NOTE S--FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Loans and lease financing receivables, net: For variable-rate loans and leases that reprice frequently and fixed rate loans and leases that mature in the near future, with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other fixed rate loans and leases are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans or leases with similar terms to borrowers of similar credit quality. Loan and lease fair value estimates include judgments regarding future expected loss experience and risk characteristics and are adjusted for the allowance for loan and lease losses. The carrying amount of accrued interest receivable approximates its fair value.

Cash surrender value of life insurance: The carrying amount approximates its fair value.

Deposits: The fair values disclosed for demand deposits (for example, interest-bearing checking accounts and passbook accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates fair value.

Off-balance  sheet  instruments:   Off-balance  sheet  commitments   consist  of
commitments to extend credit and standby letters of credit. The contract or notional amounts of the Bancorp's financial instruments with off-balance-sheet risk are disclosed in Note O. Estimating the fair value of these financial instruments is not considered practicable due to the immateriality of the amounts of fees collected, which are used as a basis for calculating the fair value, on such instruments.

                                    PART III

Item 9.  Directors and Executive Officers of the Company.

    The information called for in Item 9 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 180 days from fiscal year end.

Item 10.  Executive Compensation.

    The information called for in Item 10 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 180 days from fiscal year end.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The information called for in Item 11 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 180 days from fiscal year end.

Item 12.  Certain Relationships and Related Transactions.

None.

Item 13. Financial Statements, Exhibits and Reports on Form 8-K.

Financial Statements

    The following financial statements of the Company are filed as part of this Annual Report:

Number                                                                     Page

1.  Independent Auditor's Report ..........................................26


2.  Consolidated Balance Sheets as of December 31, 2000 and 1999 ..........27

3.  Consolidated Statements of Operations for the three years ended
    December 31, 2000 .....................................................28


4.  Consolidated Statements of Changes in Shareholders' Equity
    for the three years ended December 31, 2000 ...........................29

5.  Consolidated Statements of Cash Flows for the three years ended
    December 31, 2000......................................................31

6.  Notes to Consolidated Financial Statements ............................33

Financial Statement Schedules

    All other schedules have been omitted since the required information is not present or is not present in sufficient amounts to require submission of the schedules or because the information is included in the financial statements or the notes thereto.

Reports on Form 8-K

    The Company filed a Report on Form 8-K on November 13, 2000, announcing the consummation of the reorganization and formation of the bank holding company.

Exhibits

    The following Exhibits are attached or incorporated herein by reference:

3.1 Sonoma Valley Bank Articles of Incorporation, filed as Exhibit 3.1 (formerly 1.1) to the Registrant's Registration Statement on Form F-1 filed on May 1, 1989, filed with the FDIC.

3.2  Sonoma Valley Bank Amendment to Articles of Incorporation, filed as Exhibit
     3.2 (formerly 1.2) to the Registrant's Registration Statement on Form F-1 filed on May 1, 1989, filed with the FDIC.

3.3 Sonoma Valley Bank By-laws, filed as Exhibit 3.3 (formerly 1.3) to the Registrant's Registration Statement on Form F-1 filed on May 1, 1989, filed with the FDIC.

4.1 Form of Share Certificate for the Common Stock of Sonoma Valley Bank, filed as Exhibit 4.1 (formerly 3.1) to the Registrant's Registration Statement on Form F-1 filed on May 1, 1989.

4.2 Agreement for the sale of Sonoma Valley Bank Stock dated September 23, 1992, filed as Exhibit 4.2 (formerly A-1) to the Form F-2 for the year ended December 31, 1992.

10.1 Lease for Sonoma branch office, filed as Exhibit 10.1 (formerly 7.1) to the Registrant's Registration Statement on Form F-1 filed on May 1, 1989.

10.2 Sonoma Valley Bank Chief Executive Officer Severance Agreement dated January 4, 1995, filed as Exhibit 10.2 to the Form 10-KSB for the year ended December 31, 1997.

10.3 Sonoma Valley Bank Supplemental Executive Retirement Plan, as amended on March 20, 1996, filed as Exhibit 10.3 to the Form 10-KSB for the year ended December 31, 1997.

10.4 Sonoma Valley Bank Deferred Compensation Plan, filed as Exhibit 10.4 to the Form 10-KSB for the year ended December 31, 1997.

10.5 Sonoma Valley Bank Master Trust Agreement for Executive Deferral Plans, filed as Exhibit 10.5 to the Form 10-KSB for the year ended December 31, 1997.

10.6 Sonoma Valley Bank 1996 Stock Option Plan, filed as Exhibit 10.6 to the Form 10-KSB for the year ended December 31, 1997.

10.7 Sonoma Valley Bank Severance Agreement with Mel Switzer, Jr. dated October 21, 1998.

10.8 Sonoma Valley Bank Severance Agreement with Mary Dieter dated October 21, 1998.

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   SONOMA VALLEY BANCORP




Date: March 28, 2001          By:/s/ MEL SWITZER, JR.
                                     ----------------------------------------
                                     Mel Switzer, Jr.
                                     President and
                                     Chief Executive Officer
                                     (Principal Executive Officer)


Date: March 28, 2001          By:/s/ MARY QUADE DIETER
                                     -----------------------------------------
                                     Mary Quade Dieter
                                     Executive Vice President and
                                     Chief Operating Officer
                                     (Principal Finance and Accounting Officer)

Pursuant to the requirements of section 13 of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ SUZANNE BRANGHAM                                       Date: March 28, 2001
- --------------------------------------------------------
Suzanne Brangham, Director


/s/ DALE T. DOWNING                                        Date: March 28, 2001
- --------------------------------------------------------
Dale T. Downing, Director


/s/ FREDERICK H. HARLAND                                   Date: March 28, 2001
- --------------------------------------------------------
Frederick H. Harland, Director


/s/ ROBERT B. HITCHCOCK                                   Date: March 28, 2001
- -------------------------------------------------------
Robert B. Hitchcock, Director


/s/ GERALD J. MARINO                                       Date: March 28, 2001
- --------------------------------------------------------
Gerald J. Marino, Director


/s/ GARY D. NELSON                                         Date: March 28, 2001
- --------------------------------------------------------
Gary D. Nelson, Director


/s/ ROBERT J. NICHOLAS                                     Date: March 28, 2001
- --------------------------------------------------------
Robert J. Nicholas, Chairman
of the Board and Director


/s/ ANGELO C. SANGIANCOMO                                  Date: March 28, 2001
- --------------------------------------------------------
Angelo C. Sangiacomo, Director


/s/ JESSE R. STONE                                         Date: March 28, 2001
- --------------------------------------------------------
Jesse R. Stone, Director


/s/ MEL SWITZER, JR.                                       Date: March 28, 2001
- --------------------------------------------------------
Mel Switzer, Jr., Director


/s/ HARRY WEISE                                            Date: March 28, 2001
- --------------------------------------------------------
Harry Weise, Secretary
of the Board and Director