Form 10QSB
period 2001-03-31
SONOMA VALLEY BANCORP
filed 2001-05-14
CIK 1120427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the Quarter Ended March 31, 2001           Commission File Number: 000-31929



                              SONOMA VALLEY BANCORP
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

           CALIFORNIA                                    68-0454068
     ------------------------               -----------------------------------
     (State of incorporation)               (I.R.S. Employer Identification No.)

                              202 West Napa Street
                            Sonoma, California 95476
                                 (707) 935-3200
               ---------------------------------------------------
               (Address, including zip code, and telephone number,
              including area code, of principal executive offices)




Securities to be registered under section 12(g) of the Exchange Act:

                                                   Name of each exchange
             Title of each class                   on which registered
        ---------------------------            -------------------------------
        Common Stock, No Par Value             Over the Counter Bulletin Board


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No


The number of shares of registrant's common stock outstanding as of May 7, 2001 was 1,275,154.

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                            Part I                               Page
                                                                                 ----

Item 1. Financial Statements

        Consolidated Balance Sheets                                                3
        Consolidated Statements of Operations                                      4
        Consolidated Statements of Changes in Shareholders' Equity                 5
        Consolidated Statements of Cash Flows                                      7
        Average Balances/Yields and Rates Paid                                     8
        Notes to Consolidated Financial Statement                                  9

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

        Forward Looking Statements                                                10
        Overview-Three Month Period                                               10
        Results of Operations                                                     10
        Balance Sheet Analysis                                                    12

                                            Part II
Item 1. Legal Proceedings                                                         18

Item 2. Changes in Securities                                                     18

Item 3. Defaults Upon Senior Securities                                           18

Item 4. Submission of Matters to a Vote of Security Holders                       18

Item 5. Other Information                                                         18

Item 6. Exhibits and Reports on Form 8-K                                          18


Signatures                                                                        19



The information furnished in these interim statements reflects all adjustments and accruals which are, in the opinion of management, necessary for a fair statement of the results for such periods. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

                                     Part I

Item 1.
                              FINANCIAL STATEMENTS
                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

           March 31, 2001 (Unaudited) and December 31, 2000 (Audited)

                                                                          March 31               December 31
                                                                            2001                     2000
                                                                       --------------           -------------
   ASSETS
   Cash and due from banks                                              $  5,664,778            $  7,262,394
   Federal funds sold                                                      3,520,000               2,920,000
                                                                       --------------           -------------
                             Total cash and cash equivalents               9,184,778              10,182,394
   Investment securities held-to-maturity (fair
     value of $12,450,000, $12,414,000 and
     $10,979,000, respectively)                                           12,049,814              12,182,311
   Investment securities available-for-sale, at fair
     value                                                                18,717,290              21,358,387
   Loans and lease financing receivables, net                             92,929,242              90,464,005
   Premises and equipment, net                                               606,810                 607,298
   Accrued interest receivable                                             1,074,427               1,151,924
   Cash surrender value of life insurance                                  1,957,292               1,917,304
   Other assets                                                            2,051,748               2,492,353
                                                                       --------------           -------------
                                                Total assets            $138,571,401            $140,355,976
                                                                       ==============           =============
   LIABILITIES
   Noninterest-bearing demand deposits                                  $ 26,330,021            $ 31,072,318
   Interest-bearing transaction deposits                                  21,461,548              21,369,905
   Savings and money market deposits                                      38,213,403              35,551,104
   Time deposits, $100,000 and over                                       15,775,937              16,278,342
   Other time deposits                                                    19,220,495              18,824,403
                                                                       --------------           -------------
                Total deposits                                           121,001,404             123,096,072
   Accrued interest payable
     and other liabilities                                                 2,685,584               2,954,658
                                                                       --------------           -------------
                                           Total liabilities             123,686,988             126,050,730
SHAREHOLDERS' EQUITY
   Common stock, no par value; 10,000,000 shares
     authorized; 1,275,250 shares at
     March 31, 2001, 1,281,680 shares at December 31, 2000
     and 1,217,763 shares at March 31, 2000
     issued and outstanding                                                9,536,907               9,585,003
   Retained earnings                                                       5,173,546               4,641,551
   Accumulated other comprehensive income                                    173,960                  78,692
                                   Total shareholders'equity              14,884,413              14,305,246
                                                                       --------------           -------------
                  Total liabilities and shareholders' equity            $138,571,401            $140,355,976
                                                                       ==============           =============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) For the
                   three months ended March 31, 2001 and 2000


                                                                                      2001                  2000
                                                                                   ----------            ----------
INTEREST INCOME
   Loans and leases                                                                $2,275,809            $1,991,262
   Taxable securities                                                                 300,423               367,625
   Tax-exempt securities                                                              143,037               121,739
   Federal funds sold                                                                 102,032                96,547
   Dividends                                                                            4,193                 4,998
                                                                                   ----------            ----------
                                    Total interest income                           2,825,494             2,582,171
INTEREST EXPENSE
   Interest-bearing transaction deposits                                               45,482                50,943
   Savings and money market deposits                                                  315,815               248,861
   Time deposits, $100,000 and over                                                   230,619               185,959
   Other time deposits                                                                256,610               218,721
   Other borowings                                                                      1,738                     0
                                                                                   ----------            ----------
                                    Total interest expense                            850,264               704,484
                                                                                   ----------            ----------
                                    NET INTEREST INCOME                             1,975,230             1,877,687
   Provision for loan losses                                                           70,000                60,000
                                                                                   ----------            ----------
                                    NET INTEREST INCOME AFTER
                                    PROVISION FOR LOAN AND
                                    LEASE LOSSES                                    1,905,230             1,817,687
NON-INTEREST INCOME                                                                   306,149               226,182
NON-INTEREST EXPENSE
   Salaries and employee benefits                                                     721,964               663,025
   Premises and equipment                                                             152,592               140,855
   Other                                                                              411,752               472,578
                                                                                   ----------            ----------
                                    Total non-interest expense                      1,286,308             1,276,458
                                                                                   ----------            ----------
                                    Income before provision
                                    for income taxes                                  925,071               767,411
   Provision for income taxes                                                         311,778               265,852
                                                                                   ----------            ----------

                                    NET INCOME                                     $  613,293            $  501,559
                                                                                   ==========            ==========

                                    NET INCOME PER SHARE                           $     0.48            $     0.39
                                                                                   ==========            ==========
                                    NET INCOME PER SHARE--
                                    ASSUMING DILUTION                              $     0.45            $     0.38
                                                                                   ==========            ==========

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

   For the three months ended March 31, 2001 (Unaudited), and the years ended
                 December 31, 2000 (Audited) and 1999 (Audited)



                                                                                          Accumulated
                                                                                             Other
                            Comprehensive      Common Stock                Retained      Comprehensive
                                Income       Shares       Amount           Earnings          Income            Total
                            ------------- ------------  -----------      ------------   ---------------    -------------

          BALANCE AT
        JANUARY 1, 1999                   1,186,240     $7,678,967       $2,971,766          $107,777       $10,758,510

5% stock dividend                            58,447        949,760         (949,760)
Fractional shares                                                            (7,181)                             (7,181)
Redemption and retirement
   of stock                                 (14,526)       (93,983)        (153,618)                           (247,601)
Net income for the year      $  1,810,371                                 1,810,371                           1,810,371
Other comprehensive income,
   net of tax:
   Unrealized losses on
    securities
    available-for-sale:
   Unrealized holding losses
     arising during the year,
     net of taxes of
      $181,430                   (259,421)
                            -------------
Other comprehensive income,
   net of taxes                  (259,421)                                                   (259,421)         (259,421)
                            ------------- ------------  -----------      ------------   ---------------    -------------
Total comprehensive income   $  1,550,950
                            =============

            BALANCE AT
        DECEMBER 31, 1999                 1,230,161     $8,534,744       $3,671,578        $ (151,644)      $12,054,678

5% stock dividend                            60,605      1,068,160       (1,068,160)
Fractional shares                                                            (7,912)                             (7,912)
Redemption and retirement
   of stock                                 (14,168)       (91,667)        (160,665)                           (252,332)
Stock options exercised and
   related tax benefits                       5,082         73,766                                               73,766
Net income for the year      $  2,206,710                                 2,206,710                           2,206,710
Other comprehensive income,
   net of tax:
   Unrealized holding gains
     on securities available-
     for-sale arising during
     the year, net of taxes
     of $161,088                  230,336
                            -------------
Other comprehensive income,
   net of taxes                   230,336                                                     230,336           230,336
                            ------------- ------------  -----------      ------------   ---------------    -------------
Total comprehensive income   $  2,437,046
                            =============


                              SONOMA VALLEY BANCORP

   For the three months ended March 31, 2001 (Unaudited), and the years ended
                 December 31, 2000 (Audited) and 1999 (Audited)



                                                                                            Accumulated
                                                                                              Other
                           Comprehensive          Common Stock              Retained       Comprehensive
                              Income        Shares          Amount          Earnings          Income             Total
                           -------------  ------------    -------------    ------------    --------------    ---------------

            BALANCE AT
        DECEMBER 31, 2000                 1,281,680       $ 9,585,003        $4,641,551     $     78,692      $ 14,305,246

Redemption and retirement
     of stock                                (6,430)          (48,096)          (81,298)                          (129,394)
Net income for the period      613,293                                       $  613,293                            613,293

Other comprehensive income,
   net of tax:
   Unrealized gains on
    securities available-for
    sale:
   Unrealized holding gains
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $66,627                  95,268
                            ------------
Other comprehensive income,
   net of taxes                 95,268                                                            95,268            95,268
                            ------------  -------------    -------------    ------------    --------------     ------------
Total comprehensive income   $ 708,561
                            ============
            BALANCE AT
        MARCH  31, 2001                   1,275,250       $ 9,536,907        $5,173,546      $   173,960      $ 14,884,413
                                          =============    =============    ============    ==============     ============


                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

               For the three months ended March 31, 2001 and 2000


                                                                      2001               2000
                                                                --------------      -------------
OPERATING ACTIVITIES
   Net income                                                   $    613,293        $    501,559
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
         Provision for loan losses                                    70,000              60,000
         Depreciation                                                 34,874              34,493
         Amortization and other                                       19,589              26,163
         Net change in interest receivable                            77,497             109,015
         Net change in other assets                                  373,978             234,368
         Net change in life insurance                                (39,988)            (18,900)
         Net change in interest payable
           and other liabilities                                    (269,074)            (73,836)
                                                                --------------      -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            880,169             872,862
INVESTING ACTIVITIES
   Securities held-to-maturity:
      Investment purchases                                                 0            (192,234)
      Proceeds from maturing investments                             120,000                   0
   Securities available-for-sale:
      Investment purchases                                            (4,100)         (3,224,276)
      Proceeds from maturing investments                           2,800,000           1,000,000
   Net change in loans                                            (2,535,237)         (1,310,116)
   Purchases of premises and equipment                               (34,386)            (99,566)
                                                                --------------      -------------
            NET CASH PROVIDED BY (USED FOR)
            INVESTING ACTIVITIES                                     346,277          (3,826,192)

FINANCING ACTIVITIES
   Net change in demand, interest-bearing
      transaction and savings deposits                            (1,988,355)          4,500,120
   Net change in time deposits                                      (106,313)            (61,812)
   Stock repurchases                                                (129,394)           (221,570)
                                                                --------------      -------------
            NET CASH (USED FOR) PROVIDED BY
            FINANCING ACTIVITIES                                  (2,224,062)          4,216,738
                                                                --------------      -------------

            NET CHANGE IN CASH AND CASH EQUIVALENTS                 (997,616)          1,263,408

   Cash and cash equivalents
      at beginning of period                                      10,182,394          13,606,250
                                                                --------------      -------------
            CASH AND CASH EQUIVALENTS
            AT END OF PERIOD                                    $  9,184,778        $ 14,869,658
                                                                =============       =============
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
   Interest                                                     $  1,042,004        $    871,817
   Income taxes                                                 $          0        $     50,000
Change in unrealized gains and losses
   on securities available-for-sale                             $    161,895        $   (116,941)
Change in deferred income taxes on
    unrealized holding gains and losses on securities           $    (66,627)       $     48,126



                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
               For the three months ended March 31, 2001 and 2000
                             (dollars in thousands)


                                                     2001                            2000
                                      --------------------------------    -------------------------------
                                       Average     Income/      Yield/     Average    Income/      Yield/
ASSETS                                 Balance     Expense       Rate      Balance   Expense        Rate
Interest earning assets:
Loans(2):
   Commercial                         $ 54,897    $  1,331      9.83%     $ 52,505   $ 1,275       9.77%
   Consumer                             14,498         357      9.99%       10,402       250       9.67%
   Real estate construction             12,513         324     10.50%        9,551       255      10.74%
   Real estate mortgage                  9,171         214      9.46%        8,176       182       8.95%
   Tax exempt loans (1)                  2,258          47      8.44%        1,210        25       8.31%
   Leases                                  596          16     10.89%          435        11      10.17%
   Tax exempt leases (1)                   178           4      9.11%          130         3       9.28%
   Unearned loan fees                     (314)                               (355)
                                       --------   ---------                --------   -------
     Total loans                        93,797       2,293      9.91%       82,054     2,001       9.81%
Investment securities:
   Available for sale:
     Taxable                            19,923         305      6.21%       23,444       365       6.26%
     Tax exempt (1)                          0           0         0%          219         4       7.35%
   Hold to maturity:
     Taxable                               204           3      5.96%          454         7       6.20%
     Tax exempt(1)                      11,933         212      7.21%       10,596       180       6.83%
                                       --------   ---------                --------   -------
     Total investment securities        32,060         520      6.58%       34,713       556       6.44%
Federal funds sold                       7,538         102      5.49%        6,876        96       5.62%
Total due from banks/Interest bearing       18           0         0%           89         1       4.52%
                                       --------   ---------                --------   -------
   Total interest bearing assets       133,413    $  2,915      8.86%      123,732   $ 2,654       8.63%
                                                  =========                          ========
Noninterest-bearing assets:
   Reserve for loan losses              (2,159)                             (1,788)
   Cash and due from banks               6,432                               6,149
   Premises and equipment                  613                                 595
   Other assets                          5,320                               4,202
                                       --------                            --------
               Total assets           $143,619                            $132,890
                                       ========                            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
   Interest bearing deposits
     Interest bearing transaction     $ 20,878    $     45       .87%     $ 20,905   $    51        .98%
     Savings                            42,294         316      3.03%       38,462       249       2.60%
     Certificates over $100,000         16,201         231      5.78%       14,640       186       5.11%
     Other time deposits                19,035         257      5.48%       18,693       218       4.69%
                                       --------   ---------                --------  --------
        Total interest bearing
         Deposits                       98,408         849      3.50%       92,700       704       3.05%
   Long term debt & other borrowings       139           2      5.84%            0         0          0%
                                       --------                            --------
        Total interest bearing
          liabilities                   98,547    $    851      3.50%       92,700   $   704       3.05%
                                                  =========                          ========
Non interest bearing liabilities:
   Non interest bearing demand
    deposits                            27,792                              25,727
   Other liabilities                     2,862                               2,296
   Shareholders' equity                 14,418                              12,167
                                      --------                             --------
     Total liabilities and
      shareholders' equity            $143,619                            $132,890
                                      ========                             ========
Interest rate spread                                            5.36%                              5.58%
                                                               ======                             =======
Interest income                                   $  2,915      8.86%                $ 2,654       8.63%
Interest expense                                       851      2.59%                    704       2.29%
                                                  ---------    ------                --------     -------
Net interest income/margin                        $  2,064      6.27%                $ 1,950       6.34%
                                                  =========    ======                ========     =======


(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2001 and 2000.

(2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $72,543 and $94,033 for the three months ended March 31, 2001 and March 31, 2000, respectively, were amortized to the appropriate interest income categories.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Sonoma Valley Bancorp and Subsidiary at March 31, 2001 and results of operations for the three months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results through December 31, 2001.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Sonoma Valley Bancorp and its wholly owned subsidiary Sonoma Valley Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Commitments

The Company has no outstanding performance letters of credit at March 31, 2001 and March 31, 2000.

Note 4 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding. The weighted average number of common shares used in computing the net income per common share for the period ending March 31, 2001 was 1,280,587 and for the period ending March 31, 2000 was 1,283,253.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding. The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending March 31, 2001 was 1,350,155 and for the period ending March 31, 2000 was 1,325,103.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       For the Three Month Periods
       Ended March 31, 2001 and 2000

Forward Looking Statements

With the exception of historical facts stated herein, the matters discussed in this Form 10- QSB are "forward looking" statements that involve risks an uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operation of Sonoma Valley Bancorp's wholly owned subsidiary, Sonoma Valley Bank, projected costs and expenses related to operations of the bank's liquidity, capital resources, and the availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this Form 10-QSB, the following; (i) increased competition from other banks, savings and loan associations, thrift and loan associations, finance companies, credit unions, offerors of money market funds, and other financial institutions; (ii) the risks and uncertainties relating to general economic and political conditions, both domestically and internationally, including, but not limited to, inflation, or natural disasters affecting the primary service area of the Bank or its major industries; or (iii) changes in the laws and regulations governing the Bank's activities at either the state or federal level. Readers of this Form 10-QSB are cautioned not to put undue reliance on "forward looking" statements which, by their nature, are uncertain as reliable indicators of future performance. Sonoma Valley Bancorp disclaims any obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

Overview

Sonoma Valley Bancorp (the "Company") reported net income of $613,293 for the first three months of 2001 compared with $501,559 for the first three months of 2000. On a per share basis, net income equaled $.48 compared with $.39 per share during the same period in 2000.

Return on average total assets on an annualized basis for the three-month periods was 1.73% and 1.51% respectively. Return on average shareholders' equity on an annualized basis for the same periods was 17.24% and 16.50%, respectively.

RESULTS OF OPERATIONS

Net interest Income

Net interest income is the difference between total interest income and total interest expense. Net interest income, adjusted to a fully taxable equivalent basis, as shown on the table- Average Balance, Yields and Rates Paid, on page 8, is higher than net interest income on the statement of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($89,000 in 2001 and $72,000 in 2000, based on a 34% federal income tax rate).

The improvement in net interest income (stated on a fully taxable equivalent basis) is a result of a $261,000 increase in interest income offset by an increase in interest expense of $147,000.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin for 2001 decreased to 6.27% from 6.34% for the same period in 2000.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) increased by $261,000 to $2.9 million in the three months of 2001, a 9.83% increase over the $2.7 million realized during the same period in 2000.

The $261,000 increase was a result of a 7.82% increase in average earning assets to $133.4 million for the period.

Interest Expense

Total interest expense increased by $147,000 to $851,000. The average rate paid on all interest-bearing liabilities increased from 3.05% in 2000 to 3.50% in 2001. Average balances increased from $92.7 million to $98.5 million, an 6.31% gain in deposits. The increase in volume of average balances was responsible for a $43,000 increase in interest expense together with a $104,000 increase in expense related to higher interest rates resulting higher interest expense of $147,000.

Individual components of interest income and interest expense are provided in the table- Average Balances, Yields and Rates Paid on page 8.

Provision for Loan Losses

The provision for loan losses charged to operations is based on the Company's monthly evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding. The provision to the allowance for loan losses amounted to $70,000 during the three months of 2001 and $60,000 in the same period in 2000. The provision is based on managements evaluation and assessment of the loan portfolio.

Loans charged-off were $687 and recoveries were $9,009 for the three months of 2001 compared with $3,564 in charge-offs and $6,286 in recoveries for the same period in 2000.

Non-interest Income

Non-interest income of $306,000 increased 35.4% over the $226,000 recorded in the comparable period in 2000. Services Charges were up due to customers carrying lower balances and deposit growth. In addition, life insurance proceeds increased due an additional policy.

Non-interest Expense

Total non-interest expense increased .70% to $1.29 million during the three months of 2001 from $1.28 million for the same period in 2000. Non-interest expense on an annualized basis represented 3.63% of average total assets in 2001 compared with 3.86% in the comparable period in 2000. The decrease in the 2000 expense ratio reflects normal operating expense and the increase in the cost of doing business.

Salaries and benefits increased 8.90% from $663,000 in 2000 to $722,000 in 2001. The 2001 increase reflects higher salaries due to market pressures and merit increases. At March 31, 2001 and 2000, the total full time equivalent employees were 37.

Expense related to premises and equipment increased 7.80% to $152,000 in 2001 from $141,000 in 2000. The Company continues to emphasize investment in technology in order to better utilize employees' time and offer a higher level of customer service.

Other operating expenses declined by 12.90% to $412,000 in 2001 from $473,000 in 2000. The largest category of other non-interest expense, professional fees, is primarily comprised of data processing, item processing and ATM services, as well as accounting, legal and other professional fees.

Provision for Income Taxes

The provision for income taxes declines to an effective tax rate of 33.73% for the three months of 2001 compared with 34.68% for the three months of 2000. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

BALANCE SHEET ANALYSIS

Investments

Investment securities were $30.8 million at March 31, 2001, an 8.3% decline from the $33.5 million at December 31, 2000 and a 12.2% decline from $35.1 million at March 31, 2000. The Company maintains an investment portfolio of securities rated A or higher by Standard and Poor's and or Moody's Investors Service. Local tax-exempt bonds are occasionally purchased without an A rating.

Securities are classified as held to maturity, if the Company has both the intent and the ability to hold these securities to maturity. As of March 31, 2001, the Company had securities totaling $12.0 million with a market value of

$12.5 million categorized as hold to maturity. Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.

Securities are classified as available for sale if the Company intends to hold these debt securities for an indefinite period of time, but not necessarily to maturity. Investment securities which are categorized as available for sale are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity. Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy. Securities held in the available for sale category are recorded at market value, which is $18.7 million compared to an amortized cost of $18.4 million as of March 31, 2001.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses are recognized in the accounts upon sale, or at such time as management determines that a permanent decline in value exists.

Loans

The Company's loan portfolio was $95.1 million at March 31, 2001, or 78.6% of total deposits. This compares with $92.6 million, or 75.2% of total deposits, at December 31, 2000 and $81.4 million, or 68.1% of total deposits, at March 31, 2000. A comparative schedule of average loan balances is presented in the table on page 8; period end and year- end balances are presented in the following table.


                              March 31,     Percentage  December 31,   Percentage    March 31,    Percentage
                                2001         of Total         2000     of Total       2000         of Total
                             ------------   ----------  -------------  -----------  ------------  ----------

Commercial                   $57,980,525        60.8%    $56,119,346       60.4%    $53,567,519       65.5%
Consumer                      14,758,080        15.5%     14,137,455       15.2%     10,240,635       12.5%
Real estate construction      12,900,733        13.5%     12,570,660       13.5%      8,581,183       10.5%
Real estate mortgage           9,016,021         9.4%      9,296,451       10.0%      8,830,412       10.8%
Leases                           766,975         0.8%        794,784        0.9%        550,259        0.7%
                                               100.0%                     100.0%                     100.0%
                                            ==========                 ===========                ==========
Deferred loan fees
 and costs, net                 (294,253)                   (334,174)                  (336,797)

Allowance for loan
 and lease losses             (2,198,839)                 (2,120,517)                (1,816,616)
                             ------------               --------------              ------------
                             $92,929,242                 $90,464,005                $79,616,595
                             ============               ==============              ============


Risk Elements

The majority of the Company's loan activity is with customers located within Sonoma county. Approximately 78% of the total loan portfolio is secured by real estate located in the Company's service area.

Significant concentrations of credit risk may exist if a number of loan customers are engaged in similar activities and have similar economic characteristics. The Company believes it has policies in place to identify problem loans and to monitor concentrations of credits.

Non Performing Assets

There were $288,000 nonaccrual loans and no loans 90 days or more past due and still accruing at March 31, 2001. There were $448,000 nonaccrual loans and no loans 90 days or more past due and still accruing at March 31, 2000.

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

The review process is intended to identify loan customers who may be experiencing financial difficulties. In these circumstances, a specific reserve allocation or charge-off may be recommended. Other factors considered by management in evaluating the adequacy of the allowance include: loan volume, historical net loan loss experience, the condition of industries and geographic areas experiencing or expected to experience economic adversities, credit evaluations and current economic conditions. The allowance for loan losses is not a precise amount, but based on the factors above, represents management's best estimate of losses that may be ultimately realized from the current loan portfolio.

Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated. However, as of March 31, 2001 the Company believes its overall allowance for loan losses is adequate based on its analysis of conditions at that time.

At March 31, 2001, the allowance for loan losses was $2.2 million, or 2.31% of period-end loans, compared with $2.1 million, or 2.29% at December 31, 2000 and $1.8 million, or 2.23% at March 31, 2000.

An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.



                                       For the Three         For the Year       For the Three
                                        Months Ended             Ended           Months Ended
                                          3/31/01              12/31/01           3/31/00

Balance beginning of year               $ 2,120,517          $ 1,753,894          $ 1,753,894
Charge-offs:
  Commercial                                      0                    0                    0
  Consumer                                     (687)             (19,440)              (3,564)
                                        ------------         ------------         ------------
               Total charge-offs               (687)             (19,440)              (3,564)

Recoveries:

  Commercial                                  2,883               38,181                4,109
  Consumer                                    6,126               12,882                2,177

                Total recoveries              9,009               51,063                6,286

Net charge-offs                               8,322               31,623                2,722
Provision charged to operations              70,000              335,000               60,000
                                        ------------         ------------         ------------
Balance end of period                   $ 2,198,839          $ 2,120,517          $ 1,816,616
                                        ============         ============         ============
Ratio of net charge-offs
 annualized to average loans                 -0.04%               -0.04%               -0.01%
Balance in allowance as a percentage
  of loans outstanding at period end          2.31%                2.29%                2.23%


Deposits

A comparative schedule of average deposit balances is presented in the table on page 8; period end and year-end deposit balances are presented in the following table.


                              March 31,     Percentage  December 31,   Percentage    March 31,    Percentage
                                2001         of Total         2000     of Total       2000         of Total
                            -------------   ----------  ------------   ----------  -------------  ----------

Interest bearing
 transaction deposits       $ 21,461,548        17.7%   $ 21,369,905       17.4%   $ 21,393,221       17.8%
Savings deposits              38,213,403        31.6%     35,551,104       28.9%     38,597,612       32.3%
Time deposits, $100,000
 and over                     15,775,937        13.0%     16,278,342       13.2%     14,440,978       12.1%
Other time deposits           19,220,495        15.9%     18,824,403       15.3%     18,735,313       15.7%
                            -------------               ------------               -------------
Total interest bearing
  deposits                    94,671,383        78.2%     92,023,754       74.8%     93,167,124       77.9%
Demand deposits               26,330,021        21.8%     31,072,318       25.2%     26,458,722       22.1%
                            -------------               ------------               -------------
Total deposits              $121,001,404       100.0%   $123,096,072      100.0%   $119,625,846      100.0%
                            =============               ============               =============



Total deposits declined by $2.1 million, during the three months of 2001, to $121.0 million from $123.1 million at December 31, 2000. Non-interest bearing demand deposits declined $4.7 million. Savings deposits and other time deposits showed the largest increase of $2.7 million and $396,000 respectively, over year end balances. Time deposits over $100,000 declined $502,000.

Risk-Based Capital

The Federal Deposit Insurance Corporation (FDIC) has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off- balance sheet exposures. Under current guidelines, as of March 31, 2001, the Company was required to have minimum Tier I and total risk-based capital ratios of 4% and 8% respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios should be 6% and 10% respectively.

The FDIC has also adopted new minimum leverage ratio guidelines for compliance by banking organizations. The guidelines require a minimum leverage ratio of 4% of Tier 1 capital to total average assets. Banks experiencing high growth rates are expected to maintain capital positions well above the minimum levels. The leverage ratio in conjunction with the risk-based capital ratio constitute the basis for determining the capital adequacy of banking organizations.

The table below presents Tier 1 capital, total capital and total risk-weighted assets at March 31, 2001, along with the related risk-based capital ratio and leverage ratio.

(dollars in thousands)

           Total
       Risked-based       TIER 1                 TOTAL                  Leverage
          Assets         Capital     Ratio     Capital        Ratio       Ratio
     ---------------     --------   -------    --------     ---------    -------
       $  103,239        $ 14,748    14.29%     $16,050       15.55%      10.28%

Asset/Liability Management

     The principal objectives of asset/liability management are to manage the sensitivity of net interest rate spreads to changes in interest rates. In addition, management attempts to balance risk with profitability. Interest rate sensitivity measures the differences in the timing at which certain assets and liabilities are repriced.

     The following table sets forth the dollar amounts of maturing and/or repricing assets and liabilities for various periods. Prepayments and runoff can impact the scheduled repricing. However, because they have historically been immaterial, estimates for them are not included.

     The Company has more liabilities than assets repricing during the next year. However, because the Company's asset rates change more than deposit rates, the Company's interest income will change more than cost of funds when rates change. Its net interest margin should therefore increase somewhat when rates increase and shrink somewhat when rates fall. The current estimate is a $75,000 change for a 1% change in the Fed Funds rate.

     The Company controls its long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than its long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of March 31, 2001 for the Company's interest-bearing assets and interest-bearing liabilities, and the Company's interest rate sensitivity gap as a percentage of total interest-earning assets.


MARCH 31, 2001                 3 months   12 months   3 years    5 years    15 years  >15 years   Totals
                               ---------  ----------  ---------  --------   --------  ---------  --------
(in thousands)

ASSETS:
  Fixed rate investments       $   1,250  $  11,065   $  9,502   $  4,826   $  2,283  $  1,584   $ 30,510
  Variable rate investments            0          0          0          0          0       256        256
  Fixed rate loans                 8,792      8,983      7,565      9,168     16,736     2,478     53,722
  Variable rate loans             37,365      1,790      2,070        187          0         0     41,412
  Interest-bearing balances due
   from banks                          1                                                                1

  Fed funds sold                   3,520                                                            3,520
     Interest bearing assets      50,928     21,838      19,137     14,181     19,019     4,318    129,421
                               ---------- ----------  ----------  --------   ---------  -------- ---------
LIABILITIES:
  Interest bearing transaction
   deposits                       21,461                                                            21,461
  Savings deposits                38,213                                                            38,213
Time Deposits                                                                                            0
     Fixed rate >100m              5,773     8,770         924         309                          15,776
     Fixed rate <100m              8,672     8,712       1,573         221                          19,178
     Floating rate >100m                                                                                 0
     Floating rate <100m              43                                                                43
  Borrowings                           0                                                                 0
                              ---------- ----------  ----------  --------   ---------  -------- ---------
    Interest Bearing
     Liabilities               $  74,162   $17,482      $2,497       $ 530    $     0     $   0   $ 94,671
                               ---------- ----------  ----------  --------   ---------  -------- ---------
Rate Sensitivity Gap             (23,234)    4,356      16,640      13,651     19,019     4,318
                               ---------- ----------  ----------  --------   ---------  --------
Cumulative Rate Sensitivity
   Gap                           (23,234)  (18,878)     (2,238)     11,413     30,432    34,750
                               ---------- ----------  ----------  --------   ---------  --------
Cumulative Position to Total
   Assets                         -16.77%   -13.63%     -1.62%        8.24%     21.97%    25.08%
                              ---------- ----------  ----------  --------   ---------  -------- -


                                     Part II

Item 1. LEGAL PROCEEDINGS

From time to time the Company may be a party to legal proceedings arising in the ordinary course of business. The Company is not currently a party to, nor is any of its properties the subject of , any material pending legal proceedings.

Item 2. CHANGES IN SECURITIES

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

               None

        (b)    Reports on Form 8-K

               None

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   SONOMA VALLEY BANCORP




Date:   May 14, 2001                      /s/ MEL SWITZER, JR.
                                              -----------------------------
                                              Mel Switzer, Jr.
                                              President and Chief Executive
                                              Officer
                                              (Principal Executive Officer)




Date:  May 14, 2001                       /s/ MARY QUADE DIETER
                                              -----------------------------
                                              Mary Quade Dieter
                                              Executive Vice President and
                                              Chief Operating Officer
                                              (Principal Accounting Officer)