Form 10QSB
period 2001-06-30
SONOMA VALLEY BANCORP
filed 2001-08-13
CIK 1120427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the Quarter ended June 30, 2001            Commission File Number: 000-31929

                           -------------------------


                              SONOMA VALLEY BANCORP
                 (Name of small business issuer in its charter)

         CALIFORNIA                                      68-0454068
       --------------                                  --------------
    (State of incorporation)                (I.R.S. Employer Identification No.)

                              202 WEST NAPA STREET
                            SONOMA, CALIFORNIA 95476
                                 (707) 935-3200
                               ------------------
               (Address, including zip code, and telephone number,
              including area code, of principal executive offices)

                            ------------------------



Securities to be registered under section 12(g) of the Exchange Act:

                                                    Name of each exchange
     Title of each class                            on which registered
  --------------------------                   -------------------------------
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


The number of shares of registrant's common stock outstanding as of August 7, 2001 was 1,272,996.

Transitional small business disclosure format.
(Check one) [ ] Yes [X] No

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                     Part I                                 Page
                                                                            ----

Item 1.        Financial Statements

               Consolidated Balance Sheets                                     3
               Consolidated Statements of Operations                           4
               Consolidated Statements of Changes in Shareholders' Equity      5
               Consolidated Statements of Cash Flows                           7
               Average Balances/Yields and Rates Paid                          8
               Notes to Consolidated Financial Statements                      9

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations

               Forward Looking Statements                                     10
               Overview-Six Month Periods                                     10
               Results of Operations                                          10
               Balance Sheet Analysis                                         12
               Overview-Three Month Periods                                   18

                                     Part II
Item 1.        Legal Proceedings                                              22

Item 2.        Changes in Securities                                          22

Item 3.        Defaults Upon Senior Securities                                22

Item 4.        Submission of Matters to a Vote of Security Holders            22

Item 5.        Other Information                                              22

Item 6.        Exhibits and Reports on Form 8-K                               22


Signatures                                                                    23




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

                                     PART I

ITEM 1.
                              FINANCIAL STATEMENTS
                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

             June 30, 2001(Unaudited) and December 31, 2000(Audited)
                          and June 30, 2000(Unaudited)

                                                                                   June 30           December 31           June 30
ASSETS                                                                               2001                2000                2000
                                                                                 ------------        ------------      ------------

Cash and due from banks                                                           $ 6,023,290         $ 7,262,394       $ 6,159,295
Federal funds sold                                                                  2,265,000           2,920,000         4,365,000
                                                                                 ------------        ------------      ------------
                                         Total cash and cash equivalents            8,288,290          10,182,394        10,524,295
Investment securities held-to-maturity (fair
  value of $12,673,000, $12,414,000 and
  $12,290,000, respectively)                                                       12,341,609          12,182,311        12,391,893
Investment securities available-for-sale at fair value                             17,485,792          21,358,387        23,882,567
Loans and lease financing receivables, net                                         99,765,246          90,464,005        83,342,881
Premises and equipment, net                                                           637,335             607,298           620,976
Accrued interest receivable                                                         1,061,046           1,151,924         1,059,810
Cash surrender value of life insurance                                              1,981,264           1,917,304         1,427,714
Other assets                                                                        2,083,941           2,492,353         2,098,892
                                                                                 ------------        ------------      ------------
                                                            Total assets         $143,644,523        $140,355,976      $135,349,028
                                                                                 ------------        ------------      ------------
LIABILITIES
Noninterest-bearing demand deposits                                              $ 29,037,222        $ 31,072,318      $ 27,003,014
Interest-bearing transaction deposits                                              21,549,367          21,369,905        20,746,081
Savings and money market deposits                                                  39,054,102          35,551,104        38,666,560
Time deposits, $100,000 and over                                                   16,452,418          16,278,342        15,200,963
Other time deposits                                                                19,191,157          18,824,403        18,368,045
                                                                                 ------------        ------------       -----------
                                                          Total deposits          125,284,266         123,096,072       119,984,663
Accrued interest payable and other liabilities                                      2,878,788           2,954,658         2,479,010
                                                                                 ------------        ------------        ----------
                                                       Total liabilities          128,163,054         126,050,730       122,463,673
SHAREHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares
  authorized; 1,272,996 shares at
  June 30, 2001, 1,281,680 shares at December 31, 2000
  and 1,221,075 shares at June 30, 2000
  issued & outstanding.                                                             9,520,047           9,585,003         8,516,843
Retained earnings                                                                   5,774,607           4,641,551         4,571,133
Accumulated other comprehensive income                                                186,815              78,692          (202,621)
                                                                                 ------------        ------------      -------------
                                              Total shareholders' equity           15,481,469          14,305,246        12,885,355
                                                                                 ------------        ------------      -------------
                              Total liabilities and shareholders' equity         $143,644,523        $140,355,976      $135,349,028
                                                                                 ------------        ------------      -------------



                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                       For the Three Months                  For the Six Months
                                                                          Ended June 30,                      Ended June 30,
                                                                      2001              2000              2001                2000
                                                                 -------------     -------------      ------------       -----------

INTEREST INCOME
  Loans and leases                                               $   2,284,843     $   2,047,817      $  4,560,652       $ 4,039,079
  Taxable securities                                                   269,327           372,677           569,750           740,302
  Tax-exempt securities                                                138,060           121,455           281,097           243,194
  Federal funds sold                                                    32,509           110,469           134,541           207,016
  Dividends                                                              4,288             7,522             8,481            12,520
                                                                 -------------     -------------      ------------       -----------
                                      Total interest income          2,729,027         2,659,940         5,554,521         5,242,111
INTEREST EXPENSE
  Interest-bearing transaction deposits                                 39,721            50,346            85,203           101,289
  Savings and money market deposits                                    243,186           252,830           559,001           501,691
  Time deposits, $100,000 and over                                     204,514           199,713           435,133           385,672
  Other time deposits                                                  235,491           227,786           492,101           446,507
  Other borrowing                                                        5,483                 0             7,221                 0
                                                                 -------------     -------------      ------------       -----------
                                     Total interest expense            728,395           730,675         1,578,659         1,435,159
                                                                 -------------     -------------      ------------       -----------
                                        NET INTEREST INCOME          2,000,632         1,929,265         3,975,862         3,806,952
  Provision for loan and lease losses                                   77,000            80,000           147,000           140,000
                                                                 -------------     -------------      ------------       -----------
                                        NET INTEREST INCOME
                                        AFTER PROVISION FOR
                                             LOAN AND LEASE
                                                     LOSSES          1,923,632         1,849,265         3,828,862         3,666,952

NON-INTEREST INCOME                                                    317,771           233,729           623,920           459,911
NON-INTEREST EXPENSE
  Salaries and employee benefits                                       756,796           591,066         1,478,760         1,254,091
  Premises and equipment                                               147,565           144,444           300,157           285,299
  Other                                                                373,119           484,728           784,871           957,306
                                                                 -------------     -------------      ------------       -----------
                                 Total non-interest expense          1,277,480         1,220,238         2,563,788         2,496,696
                                                                 -------------     -------------      ------------       -----------
                                    Income before provision
                                           for income taxes            963,923           862,756         1,888,994         1,630,167
  Provision for income taxes                                           332,982           304,095           644,760           569,947
                                                                 -------------     -------------      ------------       -----------

                                                 NET INCOME      $     630,941     $     558,661      $  1,244,234       $ 1,060,220
                                                                 =============     =============      ============       ===========
NET INCOME PER SHARE                                             $         .47     $         .42      $        .93       $       .79
                                                                 =============     =============      ============       ===========
NET INCOME PER SHARE-
ASSUMING DILUTION                                                $         .45     $         .40      $        .88       $       .76
                                                                 =============     =============      ============       ===========

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

     For the six months ended June 30, 2001(Unaudited), and the years ended
                  December 31, 2000(Audited) and 1999(Audited)


                                                                                                  Accumulated
                                                                                                     Other
                                 Comprehensive         Common Stock               Retained       Comprehensive
                                    Income          Shares         Amount         Earnings          Income          Total
                                 ------------    ------------    ------------    ------------    ------------    ------------

BALANCE AT JANUARY 1, 1999                          1,186,240    $  7,678,967    $  2,971,766    $    107,777    $ 10,758,510
5% stock dividend                                      58,447         949,760        (949,760)
Fractional shares                                                                      (7,181)                         (7,181)
Redemption & retirement
 of stock                                             (14,526)        (93,983)       (153,618)                       (247,601)
Net income for the year          $  1,810,371                                       1,810,371                       1,810,371
Other comprehensive income,
  net of tax:
   Unrealized losses on
    securities
    available-for-sale:
   Unrealized holding losses
    arising during the year,
    net of taxes of
    $181,430                         (259,421)
                                 ------------
Other comprehensive income,
  net of taxes                       (259,421)                                                       (259,421)       (259,421)
                                 ------------    ------------    ------------    ------------    ------------    ------------

Total comprehensive income       $  1,550,950
                                 ============



BALANCE AT DECEMBER 31, 1999                        1,230,161       8,534,744       3,671,578        (151,644)     12,054,678
5% stock dividend                                      60,605       1,068,160      (1,068,160)
Fractional shares                                                                      (7,912)                         (7,912)
Redemption & retirement of stock                      (14,168)        (91,667)       (160,665)                       (252,332)
Stock options exercised &
  related tax benefits                                  5,082          73,766                                          73,766
Net income for the year          $  2,206,710                                        2,206,710                      2,206,710
Other comprehensive income,
  net of tax:
   Unrealized holding gains
    arising during the year,
    net of taxes
    of $161,088                       230,336
                                 ------------
Other comprehensive income,
  net of taxes                        230,336                                                         230,336         230,336
                                 ------------    ------------    ------------    ------------    ------------    ------------

Total comprehensive income       $  2,437,046
                                 ============


                      SONOMA VALLEY BANCORP AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

     For the six months ended June 30, 2001(Unaudited), and the years ended
                  December 31, 2000(Audited) and 1999(Audited)


                                                                                                  Accumulated
                                                                                                     Other
                                 Comprehensive         Common Stock               Retained       Comprehensive
                                    Income          Shares         Amount         Earnings          Income          Total
                                 ------------    ------------    ------------    ------------    ------------    ------------

BALANCE AT DECEMBER 31, 2000                        1,281,680    $  9,585,003    $  4,641,551    $     78,692    $ 14,305,246
Stock dividend
Fractional shares
Redemption & retirement of stock                       (8,684)        (64,956)       (111,178)                       (176,134)
Net income for the period        $  1,244,234                                       1,244,234                       1,244,234
Other comprehensive income,
 net of tax:
   Unrealized losses on securities
   available-for-sale:
   Unrealized holding gains arising
     during the year, net of taxes
     $75,616                          108,123
                                  -----------
Other comprehensive income,
 net of taxes                         108,123                                                         108,123         108,123
                                 ------------    ------------    ------------    ------------    ------------    ------------
Total comprehensive income       $  1,352,357
                                 ------------


BALANCE AT JUNE 30, 2001                            1,272,996    $  9,520,047    $  5,774,607    $    186,815    $ 15,481,469
                                                 ============    ============    ============    ============    ============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                 For the six months ended June 30, 2001 and 2000


                                                       2001             2000
                                                   ------------    ------------
OPERATING ACTIVITIES

    Net income                                     $  1,244,234    $  1,060,220
    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
      Provision for loan losses                         147,000         140,000
      Depreciation                                       69,956          72,241
      Loss on sale of equipment                               0             175
      Amortization and other                             39,745          51,862
      Net change in interest receivable                  90,878         (24,217)
      Net change in other assets                        332,796        (233,414)
      Net change in life insurance                      (63,960)        (33,977)
      Net change in interest payable
       and other liabilities                            (75,870)        140,710
                                                   ------------    ------------
                NET CASH PROVIDED BY
                OPERATING ACTIVITIES                  1,784,779       1,173,600

INVESTING ACTIVITIES
    Securities held-to-maturity:
      Investment purchases                             (304,409)     (2,206,985)
      Proceeds from maturing investments                120,000         680,000
    Securities available-for-sale:
      Investment purchases                               (8,300)     (3,100,476)
      Proceeds from maturing investments              4,050,000       1,000,000
   Net change in loans                               (9,448,241)     (5,116,402)
   Purchases of premises and equipment                  (99,993)       (130,251)
                                                   ------------    ------------
                NET CASH USED FOR
                INVESTING ACTIVITIES                 (5,690,943)     (8,874,114)

FINANCING ACTIVITIES
   Net change in demand, interest-bearing
    transaction and savings deposits                  1,647,364       4,466,220
   Net change in time deposits                          540,830         330,905
   Exercise of stock options                                  0          73,765
   Stock repurchases                                   (176,134)       (252,331)
                                                   ------------    ------------
                NET CASH PROVIDED BY
                FINANCING ACTIVITIES                  2,012,060       4,618,559
                                                   ------------    ------------
                NET CHANGE IN CASH
                AND CASH EQUIVALENTS                 (1,894,104)     (3,081,955)

   Cash and cash equivalents
    at beginning of period                           10,182,394      13,606,250
                                                   ------------    ------------
                CASH AND CASH EQUIVALENTS
                AT END OF PERIOD                    $ 8,288,290    $ 10,524,295
                                                   ------------    ------------
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
   Interest                                         $ 1,762,173   $   1,603,259
   Income taxes                                         406,286         846,164
Change in unrealized gains and losses
 on securities available-for-sale                       183,739         (86,627)
Change in deferred income taxes on
  unrealized holding gains
  and losses on securities                              (75,616)         35,650


                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
                 For the six months ended June 30, 2001 and 2000
                             (dollars in thousands)

                                                         2001                            2000
                                              --------------------------      ----------------------------
                                              Average   Income/   Yield/      Average   Income/     Yield/
ASSETS                                        Balance   Expense    Rate       Balance   Expense      Rate

Interest-earning assets:
Loans(2):
  Commercial                                $ 57,167  $  2,698      9.52%   $ 51,846   $  2,520       9.77%
  Consumer                                    14,966       696      9.38%     10,849        535       9.92%
  Real estate construction                    12,503       639     10.31%      9,723        517      10.69%
  Real estate mortgage                         9,250       430      9.37%      8,451        400       9.52%
  Tax exempt loans (1)                         2,329        98      8.49%      1,524         63       8.31%
  Leases                                         574        28      9.84%        430         22      10.29%
  Tax exempt leases (1)                          179         7      7.89%        131          5       7.68%
  Unearned loan fees                            (315)                           (348)
                                            --------  --------              --------   --------
         Total loans                          96,653     4,596      9.59%     82,606      4,062       9.89%
Investment securities
  Available for sale:
         Taxable                              18,738       572      6.16%     23,557        739       6.31%
         Tax exempt(1)                             0         0      0.00%        218          8       7.38%
  Hold to maturity:
         Taxable                                 203         6      5.96%        455         13       5.75%
         Tax exempt (1)                       11,992       426      7.16%     10,520        360       6.88%
                                            --------  --------              --------   --------
         Total investment securities          30,933     1,004      6.55%     34,750      1,120       6.48%
Federal funds sold                             5,096       135      5.34%      6,945        207       5.99%
Total due from banks/Interest bearing             15         0      2.69%         74          2       5.44%
                                            --------  --------              --------   --------
  Total interest earning assets              132,697     5,735      8.72%    124,375      5,391       8.72%
                                                      ========                         ========
Noninterest-bearing assets:
  Reserve for loan losses                     (2,194)                         (1,821)
  Cash and due from banks                      6,422                           6,156
  Premises and equipment                         614                             612
  Other assets                                 5,340                           4,278
                                            --------                        --------
    Total assets                            $142,879                        $133,600
                                            ========                        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing deposits
   Interest bearing transaction               21,410        85      0.80%     20,853        101       0.97%
   Savings deposits                           40,565       559      2.78%     38,638        502       2.61%
   Time deposits over $100,000                15,762       435      5.57%     14,736        386       5.27%
   Other time deposits                        19,039       492      5.21%     18,572        446       4.83%
                                            --------  --------               -------   --------
    Total interest bearing Deposits           96,776     1,571      3.27%     92,799      1,435       3.11%
  Long term debt & other borrowings              350         7      4.03%          0          0
                                            --------  --------               -------   --------
    Total interest bearing liabilities        97,126    $1,578      3.28%     92,799     $1,435       3.11%
                                                      ========                         ========
Non interest bearing liabilities:
  Non interest bearing demand deposits        28,305                          26,099
  Other liabilities                            2,851                           2,339
  Shareholders' equity                        14,597                          12,363
                                            --------                        --------
    Total liabilities and shareholders'
     equity                                 $142,879                        $133,600
                                            ========                        ========
Interest rate spread                                                5.44%                             5.61%
                                                                   =====                             =====
Interest income                                         $5,735      8.72%               $ 5,391       8.72%
Interest expense                                         1,578      2.40%                 1,435       2.32%
                                                      --------     -----               --------      -----
Net interest income/margin                              $4,157      6.32%               $ 3,956       6.40%
                                                      ========     =====               ========      =====


(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2001 and 2000.
(2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $134,921 and $155,142 for the six months ended June 30,2001 and June 30,2000, respectively, were amortized to the appropriate interest income categories.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Sonoma Valley Bancorp and Subsidiary at June 30, 2001 and results of operations for the three and six months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10- KSB. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the operating results through December 31, 2001.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Sonoma Valley Bancorp and its wholly owned subsidiary Sonoma Valley Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Commitments

The Company has no outstanding performance letters of credit at June 30, 2001 and June 30, 2000.

Note 4 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding. The weighted average number of common shares used in computing the net income per common share for the period ending June 30, 2001 was 1,340,358 and for the period ending June 30, 2000 was 1,345,764.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding. The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending June 30, 2001 was 1,417,079 and for the period ending June 30, 2000 was 1,386,192.

These outstanding shares have been retroactively adjusted to reflect a 5% stock dividend declared July 18, 2001, to shareholders of record August 3, 2001 and payable on August 17, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        For the Six Month Periods
        Ended June 30, 2001 and 2000

FORWARD LOOKING STATEMENTS

With the exception of historical facts stated herein, the matters discussed in this Form 10-QSB are "forward looking" statements that involve risks an uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operation of Sonoma Valley Bancorp's wholly owned subsidiary, Sonoma Valley Bank, projected costs and expenses related to operations of the bank's liquidity, capital resources, and the availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this Form 10-QSB, the following; (i) increased competition from other banks, savings and loan associations, thrift and loan associations, finance companies, credit unions, offerors of money market funds, and other financial institutions; (ii) the risks and uncertainties relating to general economic and political conditions, both domestically and internationally, including, but not limited to, inflation, or natural disasters affecting the primary service area of the Bank or its major industries; or (iii) changes in the laws and regulations governing the Bank's activities at either the state or federal level. Readers of this Form 10-QSB are cautioned not to put undue reliance on "forward looking" statements which, by their nature, are uncertain as reliable indicators of future performance. Sonoma Valley Bancorp disclaims any obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

OVERVIEW

Sonoma Valley Bancorp (the "Company") reported net income of $1,244,234 for the first six months of 2001 compared with $1,060,220 for the first six months of 2000. On a per share basis, net income equaled $.93 compared with $.79 per share during the same period in 2000.

Return on average total assets on an annualized basis for the six-month periods was 1.76% and 1.60% respectively. Return on average shareholders' equity on an annualized basis for the same periods was 17.19% and 17.24%, respectively.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the difference between total interest income and total interest expense. Net interest income, adjusted to a fully taxable equivalent basis, as shown on the table- Average Balance, Yields and Rates Paid, on page 8, is higher than net interest income on the statement of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($181,000 in 2001 and $149,000 in 2000, based on a 34% federal income tax rate).

The improvement in net interest income (stated on a fully taxable equivalent basis) is a result of a $345,000 increase in interest income offset by an increase in interest expense of $144,000.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin for 2001 decreased to 6.32% from 6.40% for the same period in 2000.

INTEREST INCOME

As previously stated, interest income (stated on a fully taxable equivalent basis) increased by $345,000 to $5.7 million in the six months of 2001, a 6.39% increase over the $5.4 million realized during the same period in 2000. The $345,000 increase was a result of a 6.69% increase in average earning assets to $132.7 million for the period from $124.4 million in 2000.

INTEREST EXPENSE

Total interest expense increased by $144,000 to $1.6 million. The average rate paid on all interest-bearing liabilities increased from 3.11% in 2000 to 3.28% in 2001. Average balances increased from $92.8 million to $97.1 million, a 4.66% gain in deposits. The increase in volume of average balances was responsible for a $61,000 increase in interest expense together with a $83,000 increase in expense related to higher interest rates resulting higher interest expense of $144,000.

Individual components of interest income and interest expense are provided in the table-Average Balances, Yields and Rates Paid on page 8.

PROVISION FOR LOAN LOSSES

The provision for loan losses charged to operations is based on the Company's monthly evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding. The provision to the allowance for loan losses amounted to $147,000 during the six months of 2001 and $140,000 in the same period in 2000. The increase in the provision is due to an increase in loans outstanding and on managements evaluation and assessment of the loan portfolio.

Loans charged-off were $16,000 and recoveries were $20,000 for the six months of 2001 compared with $5,000 in charge-offs and $11,000 in recoveries for the same period in 2000.

NON-INTEREST INCOME

Non-interest income of $624,000 increased 35.7% over the $460,000 recorded in the comparable period in 2000. Services Charges were up due to customers carrying lower balances and deposit growth. In addition, life insurance proceeds increased due an additional policy.

NON-INTEREST EXPENSE

Total non-interest expense increased 2.69% to $2.6 million during the six months of 2001 from $2.5 million for the same period in 2000. Non-interest expense on an annualized basis represented 3.59% of average total assets in 2001 compared with 3.74% in the comparable period in 2000.

Salaries and benefits increased 17.91% from $1.3 million in 2000 to $1.5 million in 2001. The 2001 increase reflects higher salaries due to market pressures and merit increases. At June 30, total full time equivalent employees were 36 compared to 37 in 2000.

Expense related to premises and equipment increased 5.21% to $300,000 in 2001 from $285,000 in 2000. The Company continues to emphasize investment in technology in order to better utilize employees' time and offer a higher level of customer service.

Other operating expenses declined by 18.01% to $785,000 in 2001 from $957,000 in 2000. The largest category of other non-interest expense, professional fees, is primarily comprised of data processing, item processing and ATM services, as well as accounting, legal and other professional fees.

PROVISION FOR INCOME TAXES

The provision for income taxes declined to an effective tax rate of 34.13% for the six months of 2001 compared with 34.96% for the six months of 2000. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

BALANCE SHEET ANALYSIS

INVESTMENTS

Investment securities were $29.8 million at June 30, 2001, a 11.1% decline from the $33.5 million at December 31, 2000 and a 17.8% decline from $36.3 million at June 30, 2000. The Company maintains an investment portfolio of securities rated A or higher by Standard and Poor's and or Moody's Investors Service. Local tax-exempt bonds are occasionally purchased without an A rating.

Securities are classified as held to maturity, if the Company has both the intent and the ability to hold these securities to maturity. As of June 30, 2001, the Company had securities totaling

$12.3 million with a market value of $12.7 million categorized as held to maturity. Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.

Securities are classified as available for sale if the Company intends to hold these debt securities for an indefinite period of time, but not necessarily to maturity. Investment securities which are categorized as available for sale are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity. Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy. Securities held in the available for sale category are recorded at market value, which is $17.5 million compared to an amortized cost of $17.2 million as of June 30, 2001.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses to the income statement are recognized upon sale, or at such time as management determines that a permanent decline in value exists.

LOANS

The Company's loan portfolio was $102.0 million at June 30, 2001, or 81.4% of total deposits. This compares with $92.6 million, or 75.2% of total deposits, at December 31, 2000 and $85.2 million, or 71.0% of total deposits, at June 30, 2000. A comparative schedule of average loan balances is presented in the table on page 8; period end and year-end balances are presented in the following table.


                              June 30,  Percentage   December 31, Percentage    June 30,   Percentage
                                2001     of Total        2000      of Total       2000      of Total
                           ------------  --------    ------------  --------   ------------  --------

Commercial                 $ 66,467,676   65.0%      $ 56,119,346   60.4%     $ 52,699,791   61.6%
Consumer                     15,006,114   14.6%        14,137,455   15.2%       11,992,342   14.0%
Real estate construction     11,395,804   11.1%        12,570,660   13.5%       11,713,262   13.7%
Real estate mortgage          9,115,975    8.9%         9,296,451   10.0%        8,663,933   10.1%
Leases                          451,536    0.4%           794,784    0.9%          536,895    0.6%
                           -------------             ------------             ------------
                            102,437,105  100.0%        92,918,696  100.0%       85,606,223  100.0%
                                         =====                     =====                    =====
Deferred loan fees
 and costs, net                (400,300)                 (334,174)                (363,301)
Allowance for loan
 and lease losses            (2,271,559)               (2,120,517)              (1,900,041)
                           ------------              ------------             ------------

                           $ 99,765,246              $ 90,464,005             $ 83,342,881
                           ============              ============             ============

RISK ELEMENTS

The majority of the Company's loan activity is with customers located within Sonoma County. Approximately 80% of the total loan portfolio is secured by real estate located in the Company's service area.

Significant concentrations of credit risk may exist if a number of loan customers are engaged in similar activities and have similar economic characteristics. The Company believes it has policies in place to identify problem loans and to monitor concentrations of credits.

During the fourth quarter of 2000 and continuing during the first half of 2001, the State of California has been subject to a deterioration of the ability of major utility companies to provide energy for the state's needs. In northern California, in general, and in Sonoma County, where the Company operates, the crisis has resulted in occasional "rolling black-outs" where certain areas are not provided with any electricity for periods of up to two hours. To date, the most significant impact has been a significant increase in electricity rates for most commercial and residential users, including the Company. In addition, the major utility companies have purchased electricity on a "spot" basis, at prices which can exceed their ability to pass on costs to customers and, as a result, one major utility company has filed for bankruptcy protection. However, since May of 2001, the severity of the energy shortage has partially subsided due to conservation, the opening of three new power facilities and the increase in production at other facilities. The cost of electricity and gas has also decreased in recent months.

The long-term impact of the energy crisis is not known, but could result in an economic slowdown in California as companies relocate or shift current or new production and facilities to locations in other states where energy prices are more affordable and stable. This and the direct impact of higher electricity rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay existing loans, the value of real estate and other collateral securing loans and the Company's financial condition and results of operations in general. As a result, the market value of the Company's common stock could be adversely impacted.

Although the Company has no direct credit risk exposure to California utility companies, during the second quarter of 2001 the Company augmented its credit risk management practices in an attempt to assess and monitor the impact of energy price increases on current and prospective borrowers.

Based on its risk management review and a review of its loan portfolio, management believes that its allowance for losses for the quarter ending June 30, 2001, is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgment, including the impact of California energy prices discussed above, the perceived ability of borrowers to pass increased energy bills onto their customers and predicted future energy needs of borrowers. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.

NON PERFORMING ASSETS

Management classifies all loans as non accrual loans when they become more than 90 days past due as to principal or interest, or when the timely collection of interest or principal becomes uncertain, if earlier, unless they are adequately secured and in the process of collection.

A loan remains in a non accrual status until both principal and interest have been current for 6 months and when other criteria are met or when the loan is determined to be uncollectible and is charged off against the allowance for loan losses, or, in the case of real estate loans, is transferred to other real estate owned. A loan is classified as a restructured loan when the interest rate is materially reduced, when the term is extended beyond the original maturity date or other concessions are made by the bank because of the inability of the borrower to repay the loan under the original terms.

There were $920,000 of non accrual loans and no loans 90 days or more past due and still accruing at June 30, 2001. There were $217,000 of non accrual loans and no loans 90 days or more past due and still accruing at June 30, 2000.

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

Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated. However, as of June 30, 2001 the Company believes its overall allowance for loan losses is adequate based on its analysis of conditions at that time.

At June 30, 2001, the allowance for loan losses was $2.3 million, or 2.23% of period-end loans, compared with $2.1 million, or 2.29% at December 31, 2000 and $1.9 million, or 2.23% at June 30, 2000.

An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.


                                      For the Six Months   For the Year   For the Six Months
                                             Ended            Ended              Ended
                                            6/30/01         12/31/00            6/30/00

Balance beginning of year               $   2,120,517     $   1,753,894     $   1,753,894
Charge-offs:
  Commercial                                   (6,000)                0                 0
  Consumer                                     (9,817)          (19,440)           (4,782)
                                        -------------     -------------     -------------
                Total charge-offs             (15,817)          (19,440)           (4,782)
Recoveries:

  Commercial                                    4,914            38,181             7,602
  Consumer                                     14,945            12,882             3,327
                                        -------------     -------------     -------------
                Total recoveries               19,859            51,063            10,929

Net recoveries                                  4,042            31,623             6,147
Provision charged to operations               147,000           335,000           140,000
                                        -------------     -------------     -------------
Balance end of period                   $   2,271,559     $   2,120,517     $   1,900,041
                                        =============     =============     =============
Ratio of net charge-offs
 annualized to average loans                    -0.01%            -0.04%            -0.01%
Balance in allowance as a percentage             2.23%             2.29%             2.23%
  of loans outstanding at period end


DEPOSITS

A comparative schedule of average deposit balances is presented in the table on page 8; period end and year-end deposit balances are presented in the following table.


                                June 30,    Percentage    December 31,  Percentage     June 30,     Percentage
                                  2001       of Total         2000       of Total        2000        of Total
                             ------------    --------    ------------    --------    ------------    --------

Interest bearing
 transaction deposits        $ 21,549,367      17.2%     $ 21,369,905      17.4%     $ 20,746,080      17.3%
Savings deposits               39,054,102      31.2%       35,551,104      28.9%       38,666,561      32.2%
Time deposits,
$100,000
 and over                      16,452,418      13.1%       16,278,342      13.2%       15,200,963      12.7%
Other time deposits            19,191,157      15.3%       18,824,403      15.3%       18,368,045      15.3%
                             ------------     -----      ------------     -----      ------------     -----
Total interest bearing
 deposits                      96,247,044      76.8%       92,023,754      74.8%       92,981,649      77.5%

Demand deposits                29,037,222      23.2%       31,072,318      25.2%       27,003,014      22.5%
                             ------------     -----      ------------     -----      ------------     -----
Total deposits               $125,284,266     100.0%     $123,096,072     100.0%     $119,984,663     100.0%
                             ============     =====      ============     =====      ============     =====

Total deposits increased by $2.2 million, during the six months of 2001, to $125.3 million from $123.1 million at December 31, 2000. Savings deposits and other time deposits showed the largest increase of $3.5 million and $367,000 respectively, over year end balances. Interest- bearing and time deposits over $100,000 also increased $179,000 and $174,000, respectively. However, non-interest bearing demand deposits declined $2.0 million.

RISK-BASED CAPITAL

The Federal Deposit Insurance Corporation (FDIC) has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off- balance sheet exposures. Under current guidelines, as of June 30, 2001, the Company was required to have minimum Tier I and total risk-based capital ratios of 4% and 8% respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios should be 6% and 10% respectively.

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

The table below presents Tier 1 capital, total capital and total risk-weighted assets at June 30, 2001, along with the related risk-based capital ratio and leverage ratio.

(dollars in thousands)

       Total
    Risked-based      TIER 1                  TOTAL               Leverage
       Assets        Capital     Ratio       Capital    Ratio       Ratio
    -----------      -------     -----       -------    -----       -----

     $111,051        $14,714     13.25%      $16,113    14.51%      10.37%

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

The Company has more liabilities than assets repricing during the next year. However, because the Company's asset rates change more than deposit rates, the Company's interest income will change more than cost of funds when rates change. Its net interest margin should therefore increase somewhat when rates increase and shrink somewhat when rates fall. The current estimate a $130,000 increase in income for a 1% increase in the Fed Funds rate and a $143,000 decline in income for a 1% decline in the fed funds rate. This exposure to declining rates is currently exaggerated by an assumption that lower interest fixed rate loans will refinance and current deposit rates are static.

The Company controls its long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than its long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of June 30, 2001 for the Company's interest-bearing assets and interest-bearing liabilities, and the Company's interest rate sensitivity gap as a percentage of total interest-earning assets.


JUNE 30, 2001                          3 months   12 months    3 years     5 years    15 years    >15 years     Totals
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------
(in thousands)

ASSETS:
  Fixed rate investments              $   3,642   $  10,870   $   7,049   $   3,835   $   2,587   $   1,584   $  29,567
  Variable rate investments                   0           0           0           0           0         260         260
  Fixed rate loans                        8,594       8,914       7,032       9,307      21,152       2,458      57,457
  Variable rate loans                    40,584       1,374       2,062         184           0           0      44,204
  Interest-bearing balances
   due from banks                             8                                                                       8

  Fed funds sold                          2,265                                                                   2,265
     Interest bearing assets             55,093      21,158      16,143      13,326      23,739       4,302     133,761
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------

LIABILITIES:
  Interest bearing transaction
   deposits                              21,550                                                                  21,550
  Savings deposits                       39,054                                                                  39,054
Time Deposits                                                                                                         0
     Fixed rate >100m                     5,387      9,451      1,262           310                              16,410
     Fixed rate <100m                     7,778      9,436      1,677           291                              19,182
     Floating rate >100m                                                                                              0
     Floating rate <100m                     51                                                                      51
  Borrowings                                  0                                                                       0
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------
    Interest Bearing Liabilities      $  73,820   $  18,887   $   2,939   $     601   $       0   $       0   $  96,247
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------
Rate Sensitivity Gap                    (18,727)      2,271      13,204      12,725      23,739       4,302
                                      ---------   ---------   ---------   ---------   ---------   ---------
Cumulative Rate Sensitivity Gap         (18,727)    (16,456)     (3,252)      9,473      33,212      37,514
                                      ---------   ---------   ---------   ---------   ---------   ---------
Cumulative Position to Total Assets      -13.07%     -11.48%      -2.27%       6.61%      23.17%      26.18%
                                      ---------   ---------   ---------   ---------   ---------   ---------


FOR THE THREE MONTH PERIODS
ENDED JUNE 30, 2001 AND 2000

OVERVIEW

The Company reported net income of $631,000 for the second quarter of 2001 compared with $559,000 for the second quarter of 2000. On a per share basis, net income for the three months ended June 30, 2001 equaled $.49 per share compared with $.44 per share during the same period in 2000.

Return on average total assets on an annualized basis for the three months ended June 30, 2001 and 2000 was 1.78% and 1.66%, respectively. Return on average shareholders' equity on an annualized basis for the three months ended June 30, 2001 and 2000 was 17.1% and 17.8%, respectively.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income, adjusted to a fully taxable equivalent basis, increased $88,000 to $2.1 million for the three months ended June 30, 2001, up 4.39% from the $2.0 million in the comparable period of 2000. Net interest income on a fully taxable equivalent basis, as shown on the table -Average Balances, Yields and Rates Paid on page 21, is higher than net interest income on the statements of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($91,000 in 2001 and $76,000 in 2000, based on a 34% federal income tax rate).

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin for the second quarter of 2001 declined to 6.36% from 6.45% for the comparable period in 2000. This variance is the result of a decline of 175 basis points in the prime lending rate when compared to the same three month period in 2000.

INTEREST INCOME

Interest income for the three months ended June 30, 2001 increased by $84,000 to $2.8 million, a 3.07% gain over the $2.7 million realized during the same period in 2000.

INTEREST EXPENSE

Total interest expense for the three months ended June 30, 2001 declined by $4,000 to $727,000 compared with $731,000 in the same period of 2000. The average rate paid on all interest-bearing liabilities for the second quarter of 2001 declined to 3.05% from 3.16% in the second quarter of 2000, and average balances for the second quarter of 2001 increased to $95.7 million from $92.9 million in the same period of 2000, a 3.04% gain.

The gain in volume of average balances was responsible for a $17,000 increase in interest expense offset by a $21,000 decline related to lower interest rates paid.

Individual components of interest income and interest expense are provided in the table - Average Balances, Yields and Rates Paid on page 21.

PROVISION FOR LOAN LOSSES

The provision for loan losses during the second quarter of 2001 was $77,000 compared to $80,000 for the second quarter of 2000. The decrease in the provision is the result of managements' evaluation and assessment of the loan portfolio.

NON-INTEREST INCOME

Non-interest income of $318,000 for the second quarter of 2001 represented a increase of $84,000, or 35.90%, from the $234,000 for the comparable period in 2000.

NON-INTEREST EXPENSE

For the second quarter of 2001, non-interest expense was $1.3 million compared with $1.2 million for the same period in 2000, representing an increase of $58,000, or 4.75%. The largest increase of non interest expense was salaries and benefits, which increased $166,000, or 28.09%, compared with the three months ended June 30, 2000.

Premises and equipment expense increased $4,000, or 2.78%, to $148,000 for the second quarter of 2001 from $144,000 for the second quarter of 2000.

Other operating expenses for the three months ended June 30, 2001 declined 23.09% to $373,000 from $485,000 in the same period in 2000.

PROVISION FOR INCOME TAXES

The provision for income taxes increased to an effective tax rate of 34.54% in the second quarter of 2001 compared with 35.22% for the comparable period in 2000. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
                For the three months ended June 30, 2001 and 2000
                             (dollars in thousands)


                                                              2001                              2000
                                              ---------------------------------   --------------------------------
                                                Average    Income/        Yield/    Average    Income/       Yield/
ASSETS                                          Balance    Expense         Rate     Balance    Expense        Rate

Interest-earning assets:
Loans(2):
  Commercial                                     59,405      1,367         9.23%     51,186      1,245         9.78%
  Consumer                                       15,426        339         8.81%     11,295        285        10.15%
  Real estate construction                       12,493        315        10.11%      9,897        262        10.65%
  Real estate mortgage                            9,327        216         9.29%      8,727        218        10.05%
  Tax exempt loans (1)                            2,401         51         8.52%      1,838         38         8.32%
  Leases                                            552         12         8.72%        424         11        10.43%
  Tax exempt leases (1)                             179          3         6.72%        131          2         6.14%
  Unearned loan fees                               (317)                               (342)
                                              ---------    -------                ---------    -------
         Total loans                             99,466      2,303         9.29%     83,156      2,061         9.97%
Investment securities
  Available for sale:
         Taxable                                 17,566        267         6.10%     23,670        374         6.35%
         Tax exempt(1)                                0          0         0.00%        218          4         7.38%
  Hold to maturity:
         Taxable                                    203          3         5.93%        455          6         5.30%
         Tax exempt (1)                          12,049        214         7.12%     10,442        180         6.93%
                                              ---------    -------                ---------    -------
         Total investment securities             29,818        484         6.51%     34,785        564         6.52%
Federal funds sold                                2,708         33         4.89%      7,035        111         6.35%
Total due from banks/Interest bearing                14          0         2.86%         59          1         4.77%
                                              ---------    -------                ---------    -------
  Total interest earning assets                 132,006      2,820         8.57%    125,035      2,737         8.80%
                                                           =======                             =======
Noninterest-bearing assets:
  Reserve for loan losses                        (2,228)                             (1,854)
  Cash and due from banks                         6,411                               6,166
  Premises and equipment                            615                                 628
  Other assets                                    5,361                               4,354
                                              ---------                           ---------
        Total assets                          $ 142,165                           $ 134,329
                                              =========                           =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing deposits
     Interest bearing transaction                21,950    $    40         0.73%     20,812         50         0.97%
     Savings deposits                            38,861        243         2.51%     38,815        253         2.62%
     Time deposits over $100,000                 15,332        204         5.34%     14,831        200         5.42%
     Other time deposits                         19,042        235         4.95%     18,450        228         4.97%
                                              ---------    -------                ---------    -------
        Total interest bearing Deposits          95,185        722         3.04%     92,908        731         3.16%
  Long term debt & other borrowings                 548          5         3.66%          0          0         0.00%
                                              ---------    -------                ---------    -------
        Total interest bearing liabilities       95,733    $   727         3.05%     92,908    $   731         3.16%
                                                           =======                             =======
Non interest bearing liabilities:
  Non interest bearing demand deposits           28,817                              26,459
  Other liabilities                               2,840                               2,403
  Shareholders' equity                           14,775                              12,559
                                              ---------                           ---------
         Total liabilities and shareholders'
           equity                             $ 142,165                           $ 134,329
                                              =========                           =========
Interest rate spread                                                       5.52%                               5.64%
                                                                         ======                              ======
Interest income                                            $ 2,820         8.57%               $ 2,737         8.80%
Interest expense                                               727         2.21%                   731         2.35%
                                                           -------       ------                -------       ------
Net interest income/margin                                 $ 2,093         6.36%               $ 2,006         6.45%
                                                           =======       ======                =======       ======

(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2001 and 2000.
(2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $62,378 and $61,109 for the three months ended June 30, 2001 and June 30, 2000, respectively, were amortized to the appropriate interest income categories.

                                     PART II

ITEM 1.           LEGAL PROCEEDINGS

From time to time the Company may be a party to legal proceedings arising in the ordinary course of business. The Company is not currently a party to, nor is any of its properties the subject of, any material pending legal proceedings.

ITEM 2.           CHANGES IN SECURITIES

None

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Proposal Number 1                   Election of Directors
                                    Shares voted           Shares withholding
Nominees                                 For                   Authority
--------                            ------------------     ------------------
Suzanne Brangham                         933,330                 2,085
Dale T. Downing                          934,742                   673
Fred H. Harland                          934,742                   673
Robert B. Hitchcock                      934,742                   673
Gerald J. Marino                         934,219                 1,196
Gary D. Nelson                           934,734                   681
Robert J. Nicholas                       934,742                   673
Angelo C. Sangiacomo                     934,742                   673
J. Robert Stone                          934,742                   673
Mel Switzer, Jr.                         934,742                   673
Harry Weise                              934,742                   673

Proposal Number 2                   Richardson & Co. proposal
Total shares voted:                      For            Against       Abstain
                                         934,056           0           1,359

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


                              SONOMA VALLEY BANCORP




Date:   August 10, 2001                    /s/ Mel Switzer, Jr.
     -------------------------             -------------------------------------
                                           Mel Switzer, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




Date:   August 10, 2001                    /s/ Mary Quade Dieter
     -------------------------             -------------------------------------
                                           Mary Quade Dieter
                                           Executive Vice President and
                                           Chief Operating Officer
                                           (Principal Accounting Officer)