Form 10QSB
period 2001-09-30
SONOMA VALLEY BANCORP
filed 2001-11-14
CIK 1120427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                Quarterly Report Pursuant to Section 13 or 15(d)of the
                         Securities Exchange Act of 1934

For the Quarter ended September 30, 2001       Commission File Number: 000-31929

                           -------------------------


                              SONOMA VALLEY BANCORP
                 (Name of small business issuer in its charter)

          CALIFORNIA                                     68-0454068
        ---------------                                --------------
     (State of incorporation)               (I.R.S. Employer Identification No.)

                              202 West Napa Street
                            Sonoma, California 95476
                                 (707) 935-3200
               (Address, including zip code, and telephone number,
              including area code, of principal executive offices)

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


The number of shares of registrant's common stock outstanding as of November 6, 2001 was 1,338,518.

Transitional small business disclosure format.
(Check one) [ ] Yes  [X] No

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                   Part I                                   Page

Item 1.        Financial Statements

               Consolidated Balance Sheets                                     3
               Consolidated Statements of Operations                           4
               Consolidated Statements of Changes in Shareholders'Equity       5
               Consolidated Statements of Cash Flows                           7
               Average Balances/Yields and Rates Paid                          8
               Notes to Consolidated Financial Statements                      9

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations

               Forward Looking Statements                                     10
               Overview-Nine Month Periods                                    10
               Results of Operations                                          10
               Balance Sheet Analysis                                         12
               Overview-Three Month Periods                                   18

                                     Part II
Item 1.        Legal Proceedings                                              22

Item 2.        Changes in Securities                                          22

Item 3.        Defaults Upon Senior Securities                                22

Item 4.        Submission of Matters to a Vote of Security Holders            22

Item 5.        Other Information                                              22

Item 6.        Exhibits and Reports on Form 8-K                               22


Signatures                                                                    23




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

                                     Part I

Item 1.
                              FINANCIAL STATEMENTS
                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

         September 30, 2001 (Unaudited) and December 31, 2000 (Audited)
                       and September 30, 2000 (Unaudited)

                                                                            September 30    December 31   September 30
ASSETS                                                                          2001           2000          2000
                                                                            ------------   ------------   ------------

Cash and due from banks                                                      $ 6,454,381    $ 7,262,394   $  6,141,897
Federal funds sold                                                             6,670,000      2,920,000              0
                                                                            ------------   ------------   ------------
                                         Total cash and cash equivalents      13,124,381     10,182,394      6,141,897
Investment securities held-to-maturity (fair
  value of $12,236,000, $12,414,000 and
  $13,210,000, respectively)                                                  11,703,598     12,182,311     13,171,264
Investment securities available-for-sale at fair value                        15,532,810     21,358,387     22,819,891
Loans and lease financing receivables, net                                   103,245,l05     90,464,005     89,908,253
Premises and equipment, net                                                      625,939        607,298        633,661
Accrued interest receivable                                                    1,119,479      1,151,924      1,140,131
Cash surrender value of life insurance                                         2,005,236      1,917,304      1,896,550
Other assets                                                                   2,385,809      2,492,353      2,257,944
                                                                            ------------   ------------   ------------
                                                            Total assets    $149,742,357   $140,355,976   $137,969,591
LIABILITIES                                                                 ------------   ------------   ------------

Noninterest-bearing demand deposits                                         $ 28,571,555   $ 31,072,318   $ 26,279,790
Interest-bearing transaction deposits                                         21,501,813     21,369,905     21,321,508
Savings and money market deposits                                             43,180,278     35,551,104     37,180,024
Time deposits, $100,000 and over                                              18,425,622     16,278,342     15,390,061
Other time deposits                                                           18,858,432     18,824,403     18,706,377
                                                                            ------------   ------------   ------------
                                                          Total deposits     130,537,700    123,096,072    118,877,760
Other Borrowing                                                                        0              0      2,800,000
Accrued interest payable and other liabilities                                 3,072,706      2,954,658      2,715,883
                                                                            ------------   ------------   ------------
                                                       Total liabilities     133,610,406    126,050,730    124,393,643
SHAREHOLDERS' EQUITY

Common stock, no par value; 10,000,000 shares
  authorized; 1,338,532 shares at
  September 30, 2001, 1,281,680 shares at December 31, 2000
  and 1,281,680 shares at September 30, 2000
  issued & outstanding.                                                       11,056,002      9,585,003      9,585,003
Retained earnings                                                              4,859,714      4,641,551      4,063,880
Accumulated other comprehensive income                                           216,235         78,692        (72,935)
                                                                            ------------   ------------   ------------
                                              Total shareholders' equity      16,131,951     14,305,246     13,575,948
                                                                            ------------   ------------   ------------

                              Total liabilities and shareholders' equity    $149,742,357   $140,355,976   $137,969,591
                                                                            ------------   ------------   ------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                    For the Three Months                    For the Nine Months
                                                                     Ended September 30,                     Ended September 30,
                                                                    2001              2000                2001              2000
                                                                 ------------      ------------      ------------       ------------
INTEREST INCOME
  Loans and leases                                               $  2,369,655      $  2,224,267      $  6,930,307       $  6,263,346
  Taxable securities                                                  246,845           364,493           816,595          1,104,795
  Tax-exempt securities                                               136,967           148,830           418,064            392,024
  Federal funds sold                                                   84,858            66,469           219,399            273,485
  Dividends                                                             3,811             5,047            12,292             17,567
                                                                 ------------      ------------      ------------       ------------
                                      Total interest income         2,842,136         2,809,106         8,396,657          8,051,217
INTEREST EXPENSE
  Interest-bearing transaction deposits                                35,025            50,860           120,228            152,149
  Savings and money market deposits                                   228,934           265,146           787,935            766,837
  Time deposits, $100,000 and over                                    207,547           216,271           642,680            601,943
  Other time deposits                                                 214,528           245,250           706,629            691,757
  Federal funds purchased                                                   0             4,378                 0              4,378
  Other borrowings                                                          0            10,121             7,221             10,121
                                                                 ------------      ------------      ------------       ------------
                                     Total interest expense           686,034           792,026         2,264,693          2,227,185
                                                                 ------------      ------------      ------------       ------------
                                        NET INTEREST INCOME         2,156,102         2,017,080         6,131,964          5,824,032
  Provision for loan and lease losses                                  80,000           115,000           227,000            255,000
                                                                 ------------      ------------      ------------       ------------
                                        NET INTEREST INCOME
                                        AFTER PROVISION FOR
                                             LOAN AND LEASE
                                                     LOSSES         2,076,102         1,902,080         5,904,964          5,569,032

NON-INTEREST INCOME                                                   334,541           272,386           958,461            732,297
NON-INTEREST EXPENSE
  Salaries and employee benefits                                    1,001,885           632,197         2,363,332          1,886,288
  Premises and equipment                                              141,787           163,046           441,944            448,345
  Other                                                               249,304           517,199         1,151,488          1,474,505
                                                                 ------------      ------------      ------------       ------------
                                 Total non-interest expense         1,392,976         1,312,442         3,956,764          3,809,138
                                                                 ------------      ------------      ------------       ------------
                                    Income before provision
                                           for income taxes         1,017,667           862,024         2,906,661          2,492,191
  Provision for income taxes                                          356,285           293,205         1,001,045            863,152
                                                                 ------------      ------------      ------------       ------------
                                                 NET INCOME      $    661,382      $    568,819       $ 1,905,616       $  1,629,039
                                                                 ============      ============      ============       ============
NET INCOME PER SHARE                                             $        .49      $        .42       $      1.42       $       1.21
                                                                 ============      ============      ============       ============
NET INCOME PER SHARE-
ASSUMING DILUTION                                                $        .47      $        .41       $      1.34       $       1.18
                                                                 ============      ============      ============       ============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

  For the nine months ended September 30, 2001 (Unaudited), and the years ended
                 December 31, 2000 (Audited) and 1999 (Audited)


                                                                                            Accumulated
                                                                                               Other
                                Comprehensive        Common Stock              Retained     Comprehensive
                                   Income         Shares         Amount        Earnings        Income         Total
                                ------------   ------------   ------------   ------------   ------------   ------------

BALANCE  AT JANUARY 1, 1999                       1,186,240   $  7,678,967   $  2,971,766   $    107,777   $ 10,758,510
5% stock dividend                                    58,447        949,760       (949,760)
Fractional shares                                                                  (7,181)                       (7,181)
Redemption & retirement
 of stock                                           (14,526)       (93,983)      (153,618)                     (247,601)
Net income for the year         $  1,810,371                                    1,810,371                     1,810,371
Other comprehensive income,
  net of tax:
   Unrealized losses on
    securities
    available-for-sale:
   Unrealized holding losses
    arising during the year,
    net of taxes of
    $181,430                        (259,421)
                                ------------
Other comprehensive income
  net of taxes                      (259,421)                                                   (259,421)      (259,421)
                                ------------   ------------   ------------   ------------   ------------   ------------
Total comprehensive income      $  1,550,950
                                ============


BALANCE AT DECEMBER 31, 1999                      1,230,161      8,534,744      3,671,578       (151,644)    12,054,678
5% stock dividend                                    60,605      1,068,160     (1,068,160)
Fractional shares                                                                  (7,912)                       (7,912)
Redemption & retirement                             (14,168)       (91,667)      (160,665)                     (252,332)
of stock
Stock options exercised &
  related tax benefits                                5,082         73,766                                       73,766
Net income for the year         $  2,206,710                                    2,206,710                     2,206,710
Other comprehensive income,
  net of tax:
   Unrealized losses on
   securities available-for-sale:
   Unrealized holding gains
    arising during the year,
    net of taxes
    of $161,088
                                     230,336
                               -------------
Other comprehensive income,
  net of taxes                       230,336                                                     230,336        230,336
                               -------------   ------------   ------------   ------------   ------------   ------------
Total comprehensive income        $2,437,046
                               =============

                              SONOMA VALLEY BANCORP

  For the nine months ended September 30, 2001 (Unaudited) and the years ended
                 December 31, 2000 (Audited) and 1999 (Audited)

                                                                                             Accumulated
                                                                                                Other
                                Comprehensive          Common Stock            Retained     Comprehensive
                                   Income        Shares          Amount        Earnings        Income         Total
                                ------------   ------------   ------------   ------------   ------------   ------------

BALANCE AT DECEMBER 31, 2000                    1,281,680     $  9,585,003   $  4,641,551   $     78,692   $ 14,305,246
Stock dividend                                     63,104        1,381,975     (1,381,975)

Fractional shares                                                                 (11,955)                      (11,955)
Redemption & retirement of stock                  (22,689)        (169,714)      (293,523)                     (463,237)
Exercise of Stock option &
related tax benefit                                16,437          258,738                                      258,738
Net income for the per          $  1,905,616                                    1,905,616                     1,905,616
Other comprehensive income,
net of tax:
   Unrealized gains on securities
   available-for-sale:
   Unrealized holding gains arising
     during the year, net of taxes
     $96,193                         137,543
                                ------------

Other comprehensive income,          137,543                                                     137,543        137,543
net of taxes                    ------------   ------------   ------------   ------------   ------------   ------------

Total comprehensive income      $  2,043,159
                                ------------


BALANCE AT SEPTEMBER 30, 2001                   1,338,532     $ 11,056,002   $  4,859,714   $    216,235   $ 16,131,951
                                               =============  ============   ============   ============   ============


                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

              For the nine months ended September 30, 2001 and 2000


                                                   2001            2000
OPERATING ACTIVITIES                           -----------     -----------

    Net income                                 $ 1,905,616     $ 1,629,039
    Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Provision for loan losses                    227,000         255,000
      Depreciation                                 106,472         111,678
      Loss on sale of securities                         0          44,825
      Loss on sale of equipment                          0          15,175
      Amortization and other                        56,835          77,048
      Net change in interest receivable             32,445        (104,538)
      Net change in other assets                    10,351        (483,162)
      Net change in life insurance                 (87,932)       (502,813)
      Net change in interest payable
       and other liabilities                       118,048         377,583
                                              ------------     -----------
                NET CASH PROVIDED BY
                OPERATING ACTIVITIES             2,368,835       1,419,835


   Securities held-to-maturity:
      Investment purchases                        (304,409)     (3,179,415)
      Proceeds from maturing investments           747,700         855,000
    Securities available-for-sale:
      Investment purchases                         (12,100)     (3,105,476)
      Proceeds from maturing investments         6,050,000       1,000,000
      Proceeds from sale of investments                  0       1,236,106
   Net change in loans                         (13,008,100)    (11,796,774)
   Purchases of premises and equipment            (125,113)       (197,373)
                                              ------------     -----------

                NET CASH USED FOR
                INVESTING ACTIVITIES            (6,652,022)    (15,187,932)

FINANCING ACTIVITIES
   Net change in demand, interest-bearing
    transaction and savings deposits             5,260,319       2,831,887
   Net change in time deposits                   2,181,309         858,335
    Net change in other borrowing                        0       2,800,000
   Exercise of stock options                       258,738          73,765
   Stock repurchases                              (463,237)       (252,331)
    Fraction shares purchased                      (11,955)         (7,912)
                                              ------------     -----------
               NET CASH PROVIDED BY
               FINANCING ACTIVITIES              7,225,174       6,303,744
                                              ------------     -----------

               NET CHANGE IN CASH
               AND CASH EQUIVALENTS              2,941,987      (7,464,353)

   Cash and cash equivalents
   at beginning of period                       10,182,394      13,606,250
                                              ------------     -----------

               CASH AND CASH EQUIVALENTS
               AT END OF PERIOD               $ 13,124,381     $ 6,141,897
                                              ------------     -----------
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
   Interest                                    $ 2,436,463     $ 2,214,060
   Income taxes                                  1,056,000       1,266,164
 Stock dividend                                  1,381,975       1,068,160
Change in unrealized gains and losses
 on securities available-for-sale                  233,736         133,755
Change in deferred income taxes on
  unrealized holding gains
  and losses on securities                         (96,193)        (55,046)


                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
              For the nine months ended September 30, 2001 and 2000
                             (dollars in thousands)

                                                               2001                                    2000
                                                  ------------------------------    ------------------------------
                                                  Average     Income/     Yield/    Average     Income/     Yield/
ASSETS                                            Balance     Expense     Rate      Balance     Expense     Rate

Interest-earning assets:
Loans(2):
  Commercial                                      59,762      4,146       9.28%     51,996      3,834        9.85%
  Consumer                                        14,701      1,059       9.63%     11,402        845        9.90%
  Real estate construction                        12,193        947      10.38%     10,745        866       10.77%
  Real estate mortgage                             9,199        637       9.26%      8,555        606        9.46%
  Tax exempt loans (1)                             2,361        151       8.55%      1,692        105        8.29%
  Leases                                             468         35      10.00%        496         38       10.23%
  Tax exempt leases (1)                              171         11       8.60%        127          8        8.41%
  Unearned loan fees                                (354)                             (352)
                                                 -------     ------               --------     ------
         Total loans                              98,501      6,986       9.48%     84,661      6,302        9.94%
Investment securities
  Available for sale:
         Taxable                                  17,911        819       6.11%     23,464      1,104        6.28%
         Tax exempt(1)                                 0          0       0.00%        217         12        7.39%
  Hold to maturity:
         Taxable                                     203         10       6.59%        395         16        5.41%
         Tax exempt (1)                           11,897        633       7.11%     11,187        582        6.95%
                                                --------     ------               --------     ------
         Total investment securities              30,011      1,462       6.51%     35,263      1,714        6.49%
Federal funds sold                                 6,678        219       4.38%      5,958        274        6.14%
Total due from banks/Interest bearing                 13          0       0.00%         53          2        5.04%
                                                 -------     ------               --------     ------
  Total interest earning assets                  135,203      8,667       8.57%    125,935      8,292        8.80%
                                                             ======                            ======
Noninterest-bearing assets:
  Reserve for loan losses                         (2,231)                           (1,868)
  Cash and due from banks                          6,476                             6,063
  Premises and equipment                             619                               616
  Other assets                                     5,234                             4,497
                                                --------                          --------
    Total assets                                $145,301                          $135,243
                                                ========                          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing deposits
         Interest bearing transaction             21,968        120       0.73%     20,810        152        0.98%
         Savings deposits                         41,032        788       2.57%     38,940        767        2.63%
         Time deposits over $100,000              16,204        643       5.31%     14,945        602        5.38%
         Other time deposits                      19,089        707       4.95%     18,536        692        4.99%
                                                --------     ------               --------     ------
          Total interest bearing Deposits         98,293      2,258       3.07%     93,231      2,213        3.17%
  Federal Funds purchased                              0          0       0.00%         79          4        6.76%
  Other short term borrowings                        232          7       4.03%        224         10        5.96%
                                                --------     ------               --------     ------
    Total interest bearing liabilities            98,525     $2,265       3.07%     93,534     $2,227        3.18%
                                                             ======                            ======
Non interest bearing liabilities:
  Non interest bearing demand deposits            29,044                            26,614
  Other liabilities                                2,903                             2,430
  Shareholders' equity                            14,829                            12,665
                                                --------                          --------
         Total liabilities and shareholders'
         equity                                 $145,301                          $135,243
                                                ========                          ========
Interest rate spread                                                      5.50%                              5.63%
                                                                          =====                              =====
Interest income                                              $8,667       8.57%                $8,292        8.80%
Interest expense                                              2,265       2.24%                 2,227        2.36%
                                                             ------       -----                ------        -----
Net interest income/margin                                   $6,402       6.33%                $6,065        6.44%
                                                             ======       =====                ======        =====

(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2001 and 2000.
(2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $232,655 and $231,890 for the nine months ended September 30, 2001 and September 30, 2000, respectively, were amortized to the appropriate interest income categories.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Sonoma Valley Bancorp and Subsidiary at September 30, 2001 and results of operations for the three and nine months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10- KSB. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the operating results through December 31, 2001.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Sonoma Valley Bancorp and its wholly owned subsidiary Sonoma Valley Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Commitments

The Company has no outstanding performance letters of credit at September 30, 2001 and September 30, 2000.

Note 4 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding. The weighted average number of common shares used in computing the net income per common share for the period ending September 30, 2001 was 1,339,467 and for the period ending September 30, 2000 was 1,343,959.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding. The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending September 30, 2001 was 1,421,716 and for the period ending September 30, 2000 was 1,384,188.

Prior year shares have been adjusted to reflect the 5% stock dividend paid on August 17, 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        For the Nine Month Periods
        Ended September 30, 2001 and 2000

FORWARD LOOKING STATEMENT

With the exception of historical facts stated herein, the matters discussed in this Form 10-QSB are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operation of Sonoma Valley Bancorp's wholly owned subsidiary, Sonoma Valley Bank, projected costs and expenses related to operations of the bank's liquidity, capital resources, and the availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this Form 10-QSB, the following; (i) increased competition from other banks, savings and loan associations, thrift and loan associations, finance companies, credit unions, offerors of money market funds, and other financial institutions; (ii) the risks and uncertainties relating to general economic and political conditions, both domestically and internationally, including, but not limited to, inflation, or natural disasters affecting the primary service area of the Bank or its major industries; or (iii) changes in the laws and regulations governing the Bank's activities at either the state or federal level. Readers of this Form 10-QSB are cautioned not to put undue reliance on "forward looking" statements which, by their nature, are uncertain as reliable indicators of future performance. Sonoma Valley Bancorp disclaims any obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

OVERVIEW

Sonoma Valley Bancorp (the "Company") reported net income of $1,905,616 for the first nine months of 2001 compared with $1,629,039 for the first nine months of 2000. On a per share basis, net income equaled $1.42 compared with $1.21 per share during the same period in 2000.

Return on average total assets on an annualized basis for the nine-month periods was 1.75% and 1.61% respectively. Return on average shareholders' equity on an annualized basis for the same periods was 17.36% and 17.18%, respectively.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income is the difference between total interest income and total interest expense. Net interest income, adjusted to a fully taxable equivalent basis, as shown on the table- Average Balance, Yields and Rates Paid, on page 8, is higher than net interest income on the statement of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($270,000 in 2001 and $240,000 in 2000, based on a 34% federal income tax rate).

The improvement in net interest income (stated on a fully taxable equivalent basis) is a result of a $375,000 increase in interest income offset by an increase in interest expense of $38,000.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin for 2001 decreased to 6.33% from 6.44% for the same period in 2000. This variance is the result of a decline of 350 basis points in the prime lending rate when compared to September 30, 2000.


INTEREST INCOME

As previously stated, interest income (stated on a fully taxable equivalent basis) increased by $375,000 to $8.7 million in the nine months of 2001, a 4.53% increase over the $8.3 million realized during the same period in 2000. The $375,000 increase was a result of a 7.36% increase in average earning assets to $135.2 million for the period from $125.9 million in 2000.

INTEREST EXPENSE

Total interest expense increased by $38,000 to $2.3 million. The average rate paid on all interest-bearing liabilities decreased from 3.18% in 2000 to 3.07% in 2001. Average balances increased from $93.5 million to $98.5 million, a 5.34% gain in deposits. The increase in volume of average balances was responsible for a $121,000 increase in interest expense offset by a $83,000 decrease in expense related to lower interest rates resulting in higher interest expense of $38,000.

Individual components of interest income and interest expense are provided in the table-Average Balances, Yields and Rates Paid on page 8.

PROVISION FOR LOAN LOSSES

The provision for loan losses charged to operations is based on the Company's monthly evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding. The provision to the allowance for loan losses amounted to $227,000 during the nine months of 2001 and $255,000 in the same period in 2000. The decrease in the provision is due to managements evaluation and assessment of the loan portfolio.

Loans charged-off were $56,000 and recoveries were $26,000 for the nine months of 2001 compared with $8,000 in charge-offs and $18,000 in recoveries for the same period in 2000.

NON-INTEREST INCOME

Non-interest income of $958,000 increased 30.9% over the $732,000 recorded in the comparable period in 2000. Services Charges were up due to customers carrying lower balances and deposit growth. In addition, life insurance proceeds increased due to the purchase of an additional life insurance policy.

NON-INTEREST EXPENSE

Total non-interest expense increased 3.88% to $4.0 million during the nine months of 2001 from $3.8 million for the same period in 2000. Non-interest expense on an annualized basis represented 3.64% of average total assets in 2001 compared with 3.76% in the comparable period in 2000.

Salaries and benefits increased 25.29% from $1.9 million in 2000 to $2.4 million in 2001. The 2001 increase reflects higher salaries due to market pressures and merit increases. At September 30, 2001 and 2000 total full time equivalent employees were 37.

Expense related to premises and equipment declined 1.43% to $442,000 in 2001 from $448,000 in 2000. The Company continues to emphasize investment in technology in order to better utilize employees' time and offer a higher level of customer service.

Other operating expenses declined by 21.91% to $1.2 million in 2001 from $1.5 million in 2000. The largest category of other non-interest expense, professional fees, is primarily comprised of data processing, item processing and ATM services, as well as accounting, legal and other professional fees.

PROVISION FOR INCOME TAXES

The provision for income taxes declined to an effective tax rate of 34.44% for the nine months of 2001 compared with 34.63% for the nine months of 2000. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

BALANCE SHEET ANALYSIS

INVESTMENTS

Investment securities were $27.2 million at September 30, 2001, an 18.8% decline from the $33.5 million at December 31, 2000 and a 24.3% decline from $36.0 million at September 30, 2000. The decline in investment securities has allowed the Company to fund loan opportunities which has allowed the Company to maintain a higher net interest margin. The Company purchases securities rated A or higher by Standard and Poor's and or Moody's Investors Service. In the event a security is downgraded, the Company will monitor the investment more closely or sell if appropriate. Local tax-exempt bonds are occasionally purchased without an A rating.

Securities are classified as held to maturity, if the Company has both the intent and the ability to hold these securities to maturity. As of September 30, 2001, the Company had securities totaling $11.7 million with a market value of $12.2 million categorized as held to maturity. Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs, pledge requirements and earnings.

Securities are classified as available for sale if the Company intends to hold these debt securities for an indefinite period of time, but not necessarily to maturity. Investment securities which are categorized as available for sale are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity. Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy. Securities held in the available for sale category are recorded at market value, which is $15.5 million compared to an amortized cost of $15.2 million as of September 30, 2001.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses to the income statement are recognized upon sale, or at such time as management determines that a permanent decline in value exists.

LOANS

The Company's loan portfolio was $105.6 million at September 30, 2001, or 80.9% of total deposits. This compares with $92.6 million, or 75.2% of total deposits, at December 31, 2000 and $91.9 million, or 77.3% of total deposits, at September 30, 2000. A comparative schedule of average loan balances is presented in the table on page 8; period end and year-end balances are presented in the following table.


                                September 30,     Percentage    December 31,    Percentage     September 30,   Percentage
                                      2001          of Total         2000       of Total          2001         of Total
                                ------------       ---------    -----------     ----------     -----------     ----------
Commercial                       $69,319,468         65.4%      $56,119,346      60.4%         $56,015,009        60.6%
Consumer                          13,948,190         13.2%       14,137,455      15.2%          13,101,867        14.2%
Real estate construction          13,076,822         12.3%       12,570,660      13.5%          13,342,553        14.5%
Real estate mortgage               9,265,258          8.7%        9,296,451      10.0%           9,055,980         9.8%
Leases                               396,245          0.4%          794,784       0.9%             796,824         0.9%
                                ------------                    -----------
                                 106,005,983        100.0%       92,918,696     100.0%          92,312,233       100.0%
Deferred loan fees                                  ======                      ======                           ======
 and costs, net                     (444,116)                      (334,174)                      (384,810)
Allowance for loan
 and lease losses                 (2,316,762)                    (2,120,517)                    (2,019,170)
                                ------------                    -----------                    -----------
                                $103,245,105                    $90,464,005                    $89,908,253
                                ============                    ===========                    ===========

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

During the fourth quarter of 2000 and continuing during the first half of 2001, the State of California was subject to a deterioration of the ability of major utility companies to provide energy for the state's needs. In northern California, in general, and in Sonoma County, where the Company operates, the crisis resulted in occasional "rolling black-outs" where certain areas are not provided with any electricity for periods of up to two hours. To date, the most significant impact has been a significant increase in electricity rates for most commercial and residential users, including the Company. In addition, the major utility companies have purchased electricity on a "spot" basis, at prices which can exceed their ability to pass on costs to customers and, as a result, one major utility company has filed for bankruptcy protection. However, since May of 2001, the severity of the energy shortage has subsided due to conservation, the opening of three new power facilities and the increase in production at other facilities. The cost of electricity and gas has also decreased in recent months.

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

Although the Company has no direct credit risk exposure to California utility companies, during the third quarter of 2001 the Company continues to monitor the impact of energy price increases on current and prospective borrowers.

Based on its risk management review and a review of its loan portfolio, management believes that its allowance for losses for the quarter ending September 30, 2001, is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgment, including the impact of California energy prices discussed above, the perceived ability of borrowers to pass increased energy bills onto their customers and predicted future energy needs of borrowers. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.

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

There were $347,000 of non accrual loans and no loans 90 days or more past due and still accruing at September 30, 2001. There were $214,000 of non accrual loans and no loans 90 days or more past due and still accruing at September 30, 2000.

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

Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated. However, as of September 30, 2001 the Company believes its overall allowance for loan losses is adequate based on its analysis of conditions at that time.

At September 30, 2001, the allowance for loan losses was $2.3 million, or 2.19% of period-end loans, compared with $2.1 million, or 2.29% at December 31, 2000 and $2.0 million, or 2.20% at September 30, 2000.

An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.


                                  For the Nine     For the Year     For the Nine
                                  Months Ended        Ended         Months Ended
                                    9/30/01          12/31/00         9/30/00

Balance beginning of year        $ 2,120,517       $ 1,753,894      $ 1,753,894
Charge-offs:
  Commercial                         (44,345)                0                0
  Consumer                           (12,013)          (19,440)          (8,346)
                                 -----------       -----------      -----------
               Total charge-offs     (56,358)          (19,440)          (8,346)
Recoveries:

  Commercial                           7,958            38,181           12,795
  Consumer                            17,645            12,882            5,827
                                 -----------       -----------      -----------
                Total recoveries      25,603            51,063           18,622

Net recoveries / (charge-offs)       (30,755)           31,623           10,276
Provision charged to operations      227,000           335,000          255,000
                                 -----------       -----------      -----------
Balance end of period            $ 2,316,762       $ 2,120,517      $ 2,019,170
                                 ===========       ===========      ===========
Ratio of net charge-offs
 annualized to average loans           0.04%            -0.04%           -0.02%
Balance in allowance as a
  percentage of loans                  2.19%             2.29%            2.20%
  outstanding at period end


Deposits

A comparative schedule of average deposit balances is presented in the table on page 8; period end and year-end deposit balances are presented in the following table.


                        September 30,  Percentage December 31,  Percentage  September 30, Percentage
                             2001       of Total     2000         of Total      2000       of Total
                        ------------  ----------- ------------  ----------- ------------  -----------
Interest bearing
 transaction deposits    $21,501,813       16.5%  $ 21,369,905       17.4%  $ 21,321,508       17.9%
Savings deposits          43,180,278       33.1%    35,551,104       28.9%    37,180,024       31.3%
Time deposits,
$100,000
 and over                 18,425,622       14.1%    16,278,342       13.2%    15,390,061       12.9%
Other time deposits       18,858,432       14.4%    18,824,403       15.3%    18,706,377       15.8%
                        ------------     ------    -----------     ------   ------------     ------
Total interest bearing
  deposits               101,966,145       78.1%     92,023,754      74.8%    92,597,970       77.9%
Demand deposits           28,571,555       21.9%     31,072,318      25.2%    26,279,790       22.1%
                        ------------     ------    ------------    ------   ------------     ------
Total deposits          $130,537,700      100.0%   $123,096,072     100.0%  $118,877,760      100.0%
                        ============     ======    ============    ======   ============     ======

Total deposits increased by $7.4 million, during the nine months of 2001, to $130.5 million from $123.1 million at December 31, 2000. Savings deposits and time deposits over $100,000 showed the largest increase of $7.6 million and $2.1 million respectively, over year end balances. Interest-bearing and other time deposits also increased $132,000 and $34,000, respectively. However, non-interest bearing demand deposits declined $2.5 million.

Risk-Based Capital

The Federal Deposit Insurance Corporation (FDIC) has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off- balance sheet exposures. Under current guidelines, as of September 30, 2001, the Company was required to have minimum Tier I and total risk-based capital ratios of 4% and 8% respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios should be 6% and 10% respectively.

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

The table below presents Tier 1 capital, total capital and total risk-weighted assets at September 30, 2001, along with the related risk-based capital ratio and leverage ratio.


(dollars in thousands)


      Total
      Risked-based   TIER 1                   TOTAL               Leverage
        Assets       Capital    Ratio        Capital     Ratio      Ratio
       --------     --------   --------     --------    -------   --------
       $127,787     $15,593     12.20%      $17,199      13.46%    10.41%

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

The Company has more liabilities than assets repricing during the next year. However, because the Company's asset rates change more than deposit rates, the Company's interest income will change more than cost of funds when rates change. Its net interest margin should therefore increase somewhat when rates increase and shrink somewhat when rates fall. The current estimate a $107,000 increase in income for a 1% increase in the Fed Funds rate and a $126,000 decline in income for a 1% decline in the fed funds rate. This exposure to declining rates is currently exaggerated by an assumption that with lower interest, fixed rate loans will refinance and current deposit rates are static.

The Company controls its long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than its long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of September 30, 2001 for the Company's interest-bearing assets and interest-bearing liabilities, and the Company's interest rate sensitivity gap as a percentage of total interest-earning assets.


SEPTEMBER 30, 2001                    3 months   12 months    3 years     5 years    15 years    >15 years      Totals
(in thousands)                       ---------   ---------   ---------   ---------   ---------   ---------   ---------

ASSETS:
  Fixed rate investments              $  4,245    $  7,829   $   7,338    $  2,532    $  2,636    $  1,393   $  25,973
  Variable rate investments                  0           0           0           0           0         264         264
  Fixed rate loans                       7,582      10,410       7,366      10,170      21,893       2,880      60,301
  Variable rate loans                   42,259       1,394       1,705           0           0           0      45,358
  Interest-bearing balances due              7                                                                       7
  from banks

  Fed funds sold                         6,670                                                                   6,670
                                     ---------   ---------   ---------   ---------   ---------   ---------   ---------
     Interest bearing assets            60,763      19,633      16,409      12,702      24,529       4,537     138,573
                                     =========   =========   =========   =========   =========   =========   =========
LIABILITIES:
  Interest bearing transaction          21,502                                                                  21,502
  deposits
  Savings deposits                      43,180                                                                  43,180
  Time Deposits                                                                                                      0
     Fixed rate >100m                    7,714       9,345       1,432         316                              18,807
     Fixed rate <100m                    5,705      10,639       1,569         513                              18,477
     Floating rate >100m                                                                                             0
     Floating rate <100m                    51                                                                      51
  Borrowings                                 0                                                                       0
                                     ---------   ---------   ---------   ---------   ---------   ---------   ---------
    Interest Bearing Liabilities     $  78,152   $  19,984   $   3,001   $     829   $       0   $       0   $ 101,966
                                     =========   =========   =========   =========   =========   =========   =========
Rate Sensitivity Gap                   (17,389)       (351)     13,408      11,873      24,529       4,537
                                     ---------   ---------   ---------   ---------   ---------   ---------
Cumulative Rate Sensitivity Gap        (17,389)    (17,740)     (4,332)      7,541      32,070      36,607
                                     ---------   ---------   ---------   ---------   ---------   ---------
Cumulative Position to Total Assets     -11.61%     -11.85%      -2.89%       5.04%      21.42%      24.45%
                                     ---------   ---------   ---------   ---------   ---------   ---------

FOR THE THREE MONTH PERIODS
ENDED SEPTEMBER 30, 2001 and 2000

OVERVIEW

The Company reported net income of $661,000 for the third quarter of 2001 compared with $569,000 for the third quarter of 2000. On a per share basis, net income for the three months ended September 30, 2001 equaled $.49 per share compared with $.42 per share during the same period in 2000.

Return on average total assets on an annualized basis for the three months ended September 30, 2001 and 2000 was 1.76% and 1.64%, respectively. Return on average shareholders'equity on an annualized basis for the three months ended September 30, 2001 and 2000 was 17.3% and 17.2%, respectively.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income, adjusted to a fully taxable equivalent basis, increased $137,000 to $2.2 million for the three months ended September 30, 2001, up 6.49% from the $2.1 million in the comparable period of 2000. Net interest income on a fully taxable equivalent basis, as shown on the table -Average Balances, Yields and Rates Paid on page 21, is higher than net interest income on the statements of income because it reflects adjustments applicable to tax- exempt income from certain securities and loans ($90,000 in 2001 and $92,000 in 2000, based on a 34% federal income tax rate).

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin for the third quarter of 2001 declined to 6.36% from 6.50% for the comparable period in 2000. This variance is the result of a decline of 350 basis points in the prime lending rate when compared to September 30, 2000.

INTEREST INCOME

Interest income for the three months ended September 30, 2001 increased by $31,000 to $2.93 million, a 1.06% gain over the $2.90 million realized during the same period in 2000.

INTEREST EXPENSE

Total interest expense for the three months ended September 30, 2001 declined by $106,000 to $686,000 compared with $792,000 in the same period of 2000. The average rate paid on all interest-bearing liabilities for the third quarter of 2001 declined to 2.69% from 3.32% in the third quarter of 2000, and average balances for the third quarter of 2001 increased to $101.3 million from $95.0 million in the same period of 2000, a 6.63% gain.

The gain in volume of average balances accounted for a $42,000 increase in interest expense offset by a $148,000 decline related to lower interest rates paid resulting in a $106,000 decrease in interest expense for the third quarter of 2001.

Individual components of interest income and interest expense are provided in the table - Average Balances, Yields and Rates Paid on page 21.

PROVISION FOR LOAN LOSSES

The provision for loan losses during the third quarter of 2001 was $80,000 compared to $115,000 for the third quarter of 2000. The decrease in the provision is the result of managements' evaluation and assessment of the loan portfolio.

NON-INTEREST INCOME

Non-interest income of $335,000 for the third quarter of 2001 represented an increase of $62,000, or 22.82%, from the $273,000 for the comparable period in 2000.

NON-INTEREST EXPENSE

For the third quarter of 2001, non-interest expense was $1.4 million compared with $1.3 million for the same period in 2000, representing an increase of $125,000, or 9.89%. The largest increase of non-interest expense was salaries and benefits, which increased $252,000, or 39.92%, compared with the three months ended September 30, 2000.

Premises and equipment expense declined $21,000, or 13.04%, to $142,000 for the third quarter of 2001 from $163,000 for the third quarter of 2000.

Other operating expenses for the three months ended September 30, 2001 declined 22.39% to $367,000 from $472,000 in the same period in 2000.

PROVISION FOR INCOME TAXES

The provision for income taxes increased to an effective tax rate of 35.01% in the third quarter of 2001 compared with 35.42% for the comparable period in 2000. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
             For the three months ended September 30, 2001 and 2000
                             (dollars in thousands)

                                                    2001                             2000
                                        ---------------------------     ----------------------------------
                                         Average   Income/   Yield/      Average    Income/   Yield/
ASSETS                                   Balance   Expense    Rate       Balance    Expense    Rate

Interest-earning assets:
Loans(2):
  Commercial                              64,889    1,448     8.85%       52,309     1,314     9.99%
  Consumer                                14,180      363    10.16%       12,499       310     9.87%
  Real estate construction                11,591      308    10.54%       12,768       349    10.87%
  Real estate mortgage                     9,099      207     9.03%        8,760       206     9.36%
  Tax exempt loans (1)                     2,424       53     8.67%        2,025        42     8.25%
  Leases                                     259        7    10.72%          629        16    10.12%
  Tax exempt leases (1)                      156        4    10.17%          119         3    10.03%
  Unearned loan fees                        (430)                           (360)
                                        --------   ------               --------    ------
          Total loans                    102,168    2,390     9.28%       88,749     2,240    10.04%
Investment securities
  Available for sale:
         Taxable                          16,276      247     6.02%       23,272       365     6.24%
         Tax exempt(1)                         0        0     0.00%          217         4     7.33%
  Hold to maturity:
         Taxable                             203        4     7.82%          277         3     4.31%
         Tax exempt (1)                   11,709      207     7.01%       12,511       222     7.06%
                                        --------   ------               --------    ------
         Total investment securities      28,188      458     6.45%       36,277       594     6.51%
Federal funds sold                         9,798       84     3.40%        3,985        67     6.69%
Total due from banks/Interest bearing          7        0     0.00%           11         0     0.00%
                                        --------   ------               --------    ------
  Total interest earning assets          140,161    2,932     8.30%      129,022     2,901     8.94%
Noninterest-bearing assets:                        ======                                     =====
  Reserve for loan losses                 (2,304)                         (1,961)
  Cash and due from banks                  6,588                           5,883
  Premises and equipment                     628                             625
  Other assets                             5,026                           4,932
                                        --------                        --------
                     Total assets       $150,099                        $138,501
                                        ========                        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing deposits
         Interest bearing transaction     23,067   $   35     0.60%       20,731        51     0.98%
         Savings deposits                 41,960      229     2.17%       39,530       265     2.67%
         Time deposits over $100,000      17,082      207     4.81%       15,362       216     5.59%
         Other time deposits              19,187      215     4.45%       18,467       246     5.30%
          Total interest bearing        --------   ------               --------    ------
          Deposits                       101,296      686     2.69%       94,090       778     3.29%

  Federal funds purchased                      0        0     0.00%          230         4     6.92%
  Other short term borrowings                  0        0     0.00%          679        10     5.86%
           Total interest bearing       --------   ------               --------    ------
           liabilities                   101,296   $  686     2.69%       94,999     $ 792     3.32%
Non interest bearing liabilities:       ========   ======               ========    ======
  Non interest bearing demand deposits    30,508                          27,624
  Other liabilities                        3,007                           2,612
  Shareholders' equity                    15,288                          13,266
         Total liabilities and          --------                        --------
         shareholders' equity           $150,099                        $138,501
Interest rate spread                    ========              5.61%     ========               5.62%
                                                              =====                            =====
Interest income                                     2,932     8.30%                 $2,901     8.94%
Interest expense                                      686     1.94%                    792     2.44%
                                                   ------     -----                 ------     -----
Net interest income/margin                         $2,246     6.36%                 $2,109     6.50%
                                                   ======     =====                 ======     =====


(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2001 and 2000.
(2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $97,734 and $76,748 for the nine months ended September 30, 2001 and September 30, 2000, respectively, were amortized to the appropriate interest income categories.

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


                                       SONOMA VALLEY BANCORP



Date:   August 13, 2001                /s/ Mel Switzer, Jr.
     --------------------              -----------------------------------------
                                       Mel Switzer, Jr.
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)




Date:   August 13, 2001                /s/ Mary Quade Dieter
     --------------------              -----------------------------------------
                                       Mary Quade Dieter
                                       Executive Vice President and
                                       Chief Operating Officer
                                       (Principal Accounting Officer)