Form 10KSB
period 2001-12-31
SONOMA VALLEY BANCORP
filed 2002-03-29
CIK 1120427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934


 For the fiscal year ended December 31, 2001   Commission File Number: 000-31929
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

Securities to be registered under section 12(g) of the Exchange Act:

                                                          Name of each exchange
               Title of each class                         on which registered
               -------------------                         -------------------
           Common Stock, No Par Value            Over the Counter Bulletin Board

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[X] Yes [] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. |_|

The registrant's revenue for the year ended December 31, 2001 is $12,427,964.

Aggregate market value of Common Stock held by non-affiliates of Sonoma Valley Bancorp as of December 1, 2001 based on the current market price of the stock:
$20,857,813.00

The number of shares of registrant's common stock outstanding as of December 1, 2001 was 1,336,105.

                       DOCUMENTS INCORPORATE BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the registrant's annual meeting of shareholders to be held on May 14, 2002.

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

                                     PART I
Item 1.        Business

General

Sonoma Valley Bancorp ("Company") was incorporated under California law on March 9, 2000 at the direction of Sonoma Valley Bank for the purpose of forming a single-bank holding company structure pursuant to a plan of reorganization. The reorganization became effective November 1, 2000, after obtaining all required regulatory approvals and permits, shares of the Company's common stock were issued to shareholders of Sonoma Valley Bank in exchange for their Sonoma Valley Bank stock. Previously, Sonoma Valley Bank filed its periodic reports and current reports under the Securities Exchange Act of 1934 with the Federal Deposit Insurance Corporation. Following the reorganization, periodic and current reports are now filed with the Securities and Exchange Commission.

The business operations of the Company continue to be conducted through its wholly-owned subsidiary, Sonoma Valley Bank ("Bank"), which began commercial lending operations on June 3, 1988. In addition to its main branch located in Sonoma, California, the Bank also operates a branch office located in Glen Ellen, California. The following discussion, therefore, although presented on a consolidated basis, analyzes the financial condition and results of operations of the Bank for the twelve month period ended December 31, 2001.

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

Concentration of Credit Risk

The majority of the Bank's loan activity is with customers located within the county of Sonoma. While the Bank has a diversified loan portfolio, approximately 82% of these loans are secured by real estate in its service area. This concentration for the year ending December 31, 2001 is presented below:

(in thousands of dollars)
         Secured by real estate:
         Construction/land development                         $ 16,110
         Farmland                                                 4,398
         1-4 family residences                                   22,233
         Commercial/multi-family                                 44,841

Employees

As of December 31, 2001, the Company employed 37 full-time equivalent employees.

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

Accounting Pronouncements

In June 2001, the Financial  Accounting  Standards Board (FASB) issued Statement
(SFAS) No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for intangible assets acquired individually or with a group of assets at acquisition and goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective starting with fiscal years beginning after December 15, 2001. There are two exceptions to the December 15, 2001 date at which the Statement becomes effective:

     o Goodwill and intangible assets acquired after June 30, 2001 are effective immediately.
     o The provisions are not applicable to goodwill and other intangible assets arising from combinations between mutual enterprises or to not-for-profit organizations until the Board completes its deliberations with respect to application of the purchase method by those entities.

The adoption of SFAS No. 142 is not expected to have a material impact on the financial statement of Sonoma Valley Bancorp.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the financial statements of Sonoma Valley Bancorp.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of

Long-Lived Assets." This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." However, the Statement retains the fundamental provisions of SFAS No. 121 for
(a) recognition and measurement of the impairment of long- lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years and its provisions are to be applied prospectively. The adoption of SFAS No. 144 is not expected to have a material impact on the financial statements of Sonoma Valley Bancorp.

Statistical Data

The following information is required by the Industry Guide 3, "Statistical Disclosure by Bank Holding Companies". The averages shown have been calculated
using the average  daily  balance.                             Sequential Page
                                                                    Number
                                                                    ------
 I. Distribution of Assets, Liabilities and Stock-holders' Equity; Interest Rates and Differential

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

VII. Short-term Borrowings:                                          None

Item 2.           Properties

The Company is headquartered in Sonoma, California. At the present time the Company's Bank has two branch offices. In 1995 the Bank leased additional office space adjacent to the Sonoma Branch and in September 1997 the Bank purchased property across the street from the Sonoma Branch. The Sonoma Branch is located at 202 W. Napa Street, Sonoma. The building contains approximately 6800 square feet and has been subleased on a long-term basis (the initial term expires in 2009, with option to extend for two additional five-year terms). The office is considered by management to be well maintained and adequate for the purpose intended. Lease payments made in 2001 totaled $208,005 compared to the $200,005 paid in 2000. The lease provides for future annual rents to be adjusted for changes in the Consumer Price Index ("CPI"), with a minimum annual increase of 4%, effective each March 1st.

In July, 1995, the Bank leased a building at 463 Second Street West. The building contains approximately 2400 square feet and has been leased on a long term basis to coincide with the Sonoma Branch lease. The initial term expired in 2000, with the first option exercised to expire in 2005, with an option to extend for three additional five year terms and one additional four year term. At present the Bank utilizes all of the units. Lease payments made in 2001 totaled $40,720 compared with the $41,432 paid in 2000. Sublease rental income was $800 in 2000 and no sublease income in 2001. The lease provides for future annual rents to be adjusted for changes in the Consumer Price Index ("CPI") effective each July 1st.

In September, 1997 the Bank purchased a building at 472 Second St. West. The building contains approximately 1013 square feet. The Bank paid $246,943 for the property. At present the Bank is utilizing the parking area for additional parking for Bank employees and the Bank is renting out the building premises. Rental income in 2001 was $15,576 compared to $15,526 in 2000.

The Glen Ellen Branch is located at 13751 Arnold Drive, Glen Ellen. The facility is approximately 600 square feet. The facility is leased for a five year term expiring in 2003 with the option to extend for an additional five year term. Lease payments made in 2001 totaled $11,054 compared to $10,948 in 2000. The lease provides for future annual rents to be adjusted for changes in the CPI, with a minimum annual increase of 4% effective April 1st of each year.

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

Item 4.           Submission of Matters to a Vote of Securities Holders

The Company did not submit any matters to security holders during the fourth quarter of its last fiscal year ended December 31, 2001.

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

Several brokers act as facilitators in the trades of Sonoma Valley Bancorp stock. They are:

         A.G. Edwards                          Hoefer and Arnett
         703 2nd Street, Suite 100             353 Sacramento Street, 10th floor
         Santa Rosa, CA  95409                 San Francisco, CA  94111
         Denise Gilseth                        Lisa Gallo
         (800) 972-4800                        (800) 346-5544

         Paine Webber                          Raymond James Financial Services
         6570 Oakmont Drive                    777 Baywood Drive
         Santa Rosa, CA 95409                  Petaluma, CA  94954
         John Rector                           Moe Jacobson
         (707) 539-1500                        (707) 763-0354

         Edward Jones                          Smith Barney
         515 First Street East                 111 Santa Rosa Ave., Suite 303
         Sonoma, CA  95476                     Santa Rosa, CA 95404
         Gary Scott                            Kirk Aguer
         (707) 935-1856                        (707) 571-5702

         Edward  Jones                         Monroe Securities
         19485 Sonoma Hwy, Suite G             47 State Street
         Sonoma, CA  95476                     Rochester, NY 14614
         James Wandzilak                       Helen Rubeins
         (707) 935-0865                        (888) 995-5560

         Wedbush Morgan Securities             Sutro & Co.
         1300 S.W. Fifth Avenue, Suite 2000.   P.O. Box 2859
         Portland, OR  97201-5667              Big Bear Lake, CA 92315
         Joey Warmenhoven                      Troy Norlander
         (503) 224-0480                        (800)288-2811

The table below summarizes those trades of the common stock as reported by Nasdaq, setting forth the high and low prices for the periods shown. The stock prices have been adjusted for stock dividends. Furthermore, the prices shown are for shares of common stock of the Bank for periods prior to November 1, 2000, and for the Company following that date.

         Quarter Ended:                                  High            Low
                                                      ---------        --------

         March 31, 2000                               $  16.32         $ 15.42
         June 30, 2000                                   16.32           14.51
         September 30, 2000                              16.67           14.51
         December 31, 2000                               21.90           15.71

         March 31, 2001                               $  20.12         $ 17.74
         June 30, 2001                                   20.00           19.19
         September 30, 2001                              23.00           19.71
         December 31, 2001                               22.25           21.15


As of February 20, 2002, there were 1,079 holders of record of the Company's common stock.

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

Historically, the Bank has declared eight stock dividends of 5% each, two stock dividends of 10% in May 1996 and June 1997 and one 2 for 1 stock split in March 1998 as detailed below:



Date Declared               Record Date                  Date Paid

May 13, 1992                May 31, 1992                 June 15, 1992
June 26, 1993               July 15, 1993                July 31, 1993
July 20, 1994               August 1, 1994               August 15, 1994
January 18, 1995            February 5, 1995             February 20, 1995
August 16, 1995             September 11, 1995           September 29, 1995
May 22, 1996                June 14, 1996                June 28, 1996
June 18, 1997               July 15, 1997                August 1, 1997
March 18, 1998              April 15, 1998               April 30, 1998
July 21, 1999               August 16, 1999              August 31, 1999
August 16, 2000             September 8, 2000            September 25, 2000
July 18, 2001               August 3, 2001               August 17, 2001


Item 6. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

The Year Ended December 31, 2001 versus December 31, 2000

The operations for the fiscal year ended December 31, 2001, were those of the Company. The operations for the fiscal year ended December 31, 2000, were principally those of the Bank, since the reorganization was completed on November 1, 2000. Accordingly the following discussion and analysis of the financial condition and the results of operations should be read in conjunction with the financial statements and notes included elsewhere in this annual report. Per share amounts for prior years have been adjusted for the Bank's prior 2 for 1 stock split declared March 18, 1998, 10% stock dividends declared June 18, 1997 and May 22, 1996 and 5% stock dividends declared in July 2001, August 2000, July 1999, January and August, 1995, July 1994, June 1993 and May, 1992.

Overview

Net income was $2,600,244 ($1.94 per share) for 2001 compared with earnings of $2,206,710 ($1.64 per share) in 2000. Return on average shareholders' equity increased from 17.00% in 2000 to 17.19% in 2001. Return on average total assets for 2001, 2000 and 1999 were 1.76%, 1.62% and 1.47%, respectively.

At December 31, 2001 total assets were $157.4 million, a 12.1% increase over the $140.4 million at December 31, 2000. The Company displayed loan growth to $107.4 million in 2001, compared with $92.6 million at year-end 2000, a growth rate of 16.1%. Deposits also increased, growing 11.8%, from

$123.1 million at year-end 2000 to $137.7 million at year-end 2001. The loan-to-deposit ratio increased from 75.2% in 2000 to 78.1% in 2001, a reflection of stronger loan growth compared to the growth of deposits.

Net Interest Income

Net interest income is the difference between total interest income and total interest expense. Net interest income, adjusted to a fully taxable equivalent basis, increased $398,000 to $8.6 million, up 4.9% from 2000 net interest income of $8.2 million. Net interest income on a fully taxable equivalent basis, as shown on the table - Average Balances, Yields and Rates Paid (page 15), is higher than net interest income on the statements of operations because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($364,000 in 2001 and $333,000 in 2000, based on a 34% federal income tax rate).

The increase in net interest income (stated on a fully taxable equivalent basis) was the net effect of a $265,000 increase in interest income and a $133,000 decrease in interest expense which is a result of loan growth of 16.1% while deposit growth was 11.8%.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin declined 24 basis points to 6.25% in 2001 from 6.49% in 2000.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) increased by $265,000 to $11.5 million in 2001, a 2.4% gain over the $11.2 million realized in 2000.

The $265,000 increase was the effect of a 8.8% increase in average earning assets to $137.5 million offset by a 52 basis point decline in average yield for the year.

                              SONOMA VALLEY BANCORP
                      Selected Consolidated Financial Data
                       dollars in thousands, except share
                               and per share data

                              For the years ended:



                                                        2001             2000             1999             1998            1997
                                                   --------------   --------------   --------------   --------------  --------------
RESULTS OF OPERATIONS:
       Net interest income                          $       8,236    $       7,870    $       6,699    $       5,987   $       5,282
       Provision for loan losses                              342              335              240              335             295
       Non-interest income                                  1,309              893              941              878             735
       Non-interest expense                                 5,224            5,061            4,614            4,100           3,519
       Provision for income tax                             1,379            1,160              976              843             789
       Extraordinary item                          --------------   --------------   --------------   --------------  --------------
                                                    $       2,600    $       2,207    $       1,810    $       1,587   $       1,414
                                                   ==============   ==============   ==============   ==============  ==============
SELECTED AVERAGE BALANCES:
       Assets                                       $     147,807    $     135,924    $     123,202    $     107,202   $      98,359
       Loans, net of unearned                             100,605           86,547           73,222           70,838          56,811
       Deposits                                           129,534          120,135          109,801           95,819          89,050
       Shareholders' equity                                15,121           12,984           11,490            9,976           8,377
PER SHARE DATA:
       Basic net income                                     $1.94            $1.64            $1.33            $1.16           $1.03
       Fully diluted net income                             $1.83            $1.59            $1.31            $1.15           $1.03
       Period end book value                               $12.50           $10.64            $8.90            $7.86           $6.68
       Weighted average shares
           outstanding                                  1,338,744        1,344,166        1,363,040        1,368,396       1,368,396
FINANCIAL RATIOS:
       Return on average assets                             1.76%            1.62%            1.47%            1.48%           1.44%
       Return on average
          shareholders' equity                             17.19%           17.00%           15.75%           15.91%          16.88%
       Net yield on earning
          assets                                            6.25%            6.49%            6.04%            6.22%           5.95%
       Cost Control ratio                                  52.72%           55.06%           58.52%           57.97%          57.01%
       Average shareholders'
          equity to average assets                         10.23%            9.55%            9.33%            9.31%           8.52%
CAPITAL RATIOS:
       Risk-based capital:
       Tier I                                              11.81%           12.78%           12.36%           12.57%          12.32%
       Total                                               13.07%           14.04%           13.62%           13.83%          13.57%
       Leverage ratio                                      10.38%           10.11%            9.54%            9.55%           8.65%
CREDIT QUALITY:
       Net charge-offs to
          average loans                                     0.05%           -0.04%            0.04%            0.09%           0.25%
       Allowance for possible
          loan losses to period
          end loans                                         2.25%            2.29%            2.19%            2.12%           2.01%






                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
                                   Rate/Volume

                                            2001                                2000                                  1999
                                            ----                                ----                                  ----
ASSETS                         Average      Income/      Yield/    Average      Income/      Yield/    Average      Income/   Yield/
                               Balance      Expense       Rate     Balance      Expense       Rate     Balance      Expense   Rate
                              --------    --------      -------   --------      --------      ------    ---------   --------  -----
Interest-earning assets:
Loans(2):
  Commercial                  $ 61,888    $ 5,582         9.02%   $ 52,475      $  5,195       9.90%    $ 48,928    $  4,590   9.38%
  Consumer                      14,583      1,370         9.39%     11,889         1,179       9.92%      14,622       1,371   9.38%
  Real estate construction      12,393      1,279        10.32%     11,316         1,224      10.82%       7,176         822  11.45%
  Real estate mortgage           8,983        823         9.16%      8,763          830        9.47%       2,033         194   9.54%
  Tax exempt loans (1)           2,566        220         8.57%      1,798           149       8.29%         149          14   9.40%
  Leases                           409         42        10.27%        537            55      10.24%         466          39   8.37%
  Tax exempt leases (1)            165         15         9.09%        122            11       9.02%         145          11   7.59%
  Unearned loan fees              (382)                               (353)                                 (297)
                              --------    -------                 ---------     --------                --------
         Total loans           100,605      9,331         9.27%     86,547         8,643       9.99%      73,222       7,041   9.62%
Investment securities
  Available for sale:
         Taxable                16,681      1,016         6.09%     22,981         1,442       6.27%      13,915         855   6.14%
         Tax exempt(1)               0          0         0.00%        199            15       7.54%         455          32   7.03%
  Hold to maturity:
         Taxable                   203         13         6.40%        347            19       5.48%         661          40   6.05%
         Tax exempt (1)         11,779        837         7.11%     11,509           803       6.98%       9,744         664   6.81%
                              --------    -------                 --------      --------                --------    --------
         Total investment       28,663      1,866         6.51%     35,036         2,279       6.50%      24,775       1,591   6.42%
          securities
Federal funds sold               8,219        286         3.48%      4,802           294       6.12%      16,927         832   4.92%
Total due from banks/               11          0         2.73%         40             2       4.33%          15           1   4.33%
Interest bearing
                              --------    -------                ---------      --------                --------    --------   ----
  Total interest earning       137,498    $ 1,483         8.35%    126,425      $ 11,218       8.87%     114,939    $  9,465   8.23%
   assets                                 =======                               ========                            ========
Noninterest-bearing assets:
  Reserve for loan losses       (2,263)                             (1,916)                               (1,640)
  Cash and due from banks        6,620                               6,115                                 5,747
  Premises and equipment           620                                 619                                   572
  Other assets                   5,332                               4,681                                 3,584
                              --------                            --------                             ---------
         Total assets         $147,807                            $135,924                             $ 123,202
                              ========                            ========                             =========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing deposits
         Interest bearing     $ 21,940     $  149         0.68%   $ 20,875      $    204       0.98%   $  19,477    $    193    .99%
          transaction
         Savings deposits       42,074        997         2.37%     38,400         1,016       2.65%      35,628         881   2.47%
         Time deposits over     16,739        845         5.05%     15,177           831       5.48%      12,844         608   4.73%
          $100,000
         Other time deposits    18,913        885         4.68%     18,594           947       5.09%      18,624         839   4.50%
                              --------     ------                 --------      --------               ---------   ---------
         Total interest bearing
          Deposits               99,666     2,876         2.89%     93,046         2,998       3.22%      86,573       2,521   2.91%
  Federal Funds purchased             0         0         0.00%         69             5       7.25%           0           0   0.00%
  Other short term borrowings       174         7         4.02%        186            13       6.99%           0           0   0.00%
                              ---------    ------                 --------      --------               ---------   ---------
         Total interest bearing
          liabilities            99,840   $ 2,883         2.89%     93,301      $  3,016       3.23%      86,573    $  2,521   2.91%
                                          =======                               ========                           =========
Non interest bearing liabilities:
  Non interest bearing           29,868                             27,089                                23,228
  demand deposits
  Other liabilities               2,978                              2,550                                 1,911
  Shareholders' equity           15,121                             12,984                                11,490
                              ---------                           --------                            ----------
         Total liabilities and
          shareholders'       $ 147,807                           $135,924                            $  123,202
          equity              =========                           ========                            ==========
Interest rate spread                                      5.46%                                5.64%                           5.32%
                                                          ====                                 ====                            ====
Interest income                           $11,483         8.35%                 $ 11,218       8.87%                $  9,465   8.23%
Interest expense                            2,883         2.10%                    3,016       2.39%                   2,521   2.19%
                                         --------         ----                  --------       ----                ---------   ----
Net interest income/margin               $  8,600         6.25%                 $  8,202       6.49%                $  6,944   6.04%
                                         ========                               ========                           =========

(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2001,2000 and 1999.
(2) Non accrual loans have been included in loans for
the purposes of the above presentation. Loan fees of approximately $334,000, $312,000 and $279,000 for the twelve months ended December 31, 2001,2000 and 1999, respectively, were amortized to the appropriate interest income categories.

                              SONOMA VALLEY BANCORP

                              Rate/Volume Analysis


                                                  2001 over 2000                                        2000 over 1999
                                                  --------------                                        --------------
                                  Volume        Rate       Vol/Rate     Total          Volume     Rate      Vol/Rate      Total
ASSETS
Interest-earning assets:
Loans:
  Commercial                         932        (462)         (83)        387           333        254          18          605
  Consumer                           267         (62)         (14)        191          (256)        79         (15)        (192)
  Real estate construction           116         (56)          (5)         55           474        (46)        (26)         402
  Real estate mortgage                21         (27)          (1)         (7)          642         (1)         (5)         636
  Tax exempt loans                    64           5            2          71           155         (2)        (18)         135
  Leases                             (13)          0            0         (13)            6          9           1           16
  Tax exempt leases                    4           0            0           4            (2)         2           0            0
  Unearned fee income                  0           0            0           0             0          0           0            0
                                 ---------    ---------   ----------   ----------   ---------   ---------   ---------   ----------
      Total loans                  1,391        (602)        (101)        688         1,352        295         (45)       1,602

Investment securities:
  Available for sale:
    Taxable                         (396)        (42)          12        (426)          557         18          12          587
    Tax-exempt                       (15)        (15)          15         (15)          (18)         2          (1)         (17)
  Held to maturity:
    Taxable                           (8)          3           (1)         (6)          (19)        (4)          2          (21)
    Tax-exempt                        19          15            0          34           120         16           3          139
                                 ---------    ---------   ---------    ---------    ---------   ---------   ----------   ---------
      Total investment
         securities                 (400)        (39)          26        (413)          640         32          16          688
Federal funds sold                   209        (127)         (90)         (8)         (596)       204        (146)        (538)
Due from banks-int bearing            (1)         (1)           0          (2)            1          0           0            1
                                 ---------    ---------   ---------    ---------    ---------   ---------   ---------   ----------
      Total interest-earning
         assets                    1,199        (769)        (165)        265         1,397        531        (175)       1,753
                                 =========    =========   =========    =========    =========   =========    =========   =========

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits:
  Savings deposits                    10         (62)          (3)        (55)           14         (3)          0           11
  Interest-bearing demand
   deposits                           97        (106)         (10)        (19)           69         62           4          135
  Time less than $100,000             16         (77)          (1)        (62)           (1)       110           0          109
  Time $100,000 and over              86         (65)          (7)         14           110         95          17          222
                                 ---------    ---------   ---------    ---------    ---------   ---------   ---------   ---------
      Total interest-bearing
       deposits                      209        (310)         (21)       (122)          192        264          21          477
Federal funds purchased               (5)         (5)           5          (5)            0          0           5            5
Other borrowings                       0          (6)           0          (6)            0          0          13           13
                                 ---------    ---------   ---------    ---------    ---------   ---------   ---------   ---------
      Total interest-bearing
         liabilities                 204        (321)         (16)       (133)          192        264          39          495
  Interest differential              995        (448)        (149)        398         1,205        267        (214)       1,258
                                 =========    =========   =========    =========    =========   =========   =========   =========

Volume/Rate  variances  were  allocated  in the  following  manner:
  a.  Changes affected  by volume  (change in volume  times old rate)
  b.  Changes  affected by rates  (change in rates times old  volume)
  c. Changes affected by rate/volume(change in volume times change in rates) The total for each category was arrived at by totaling the individual items in their respective categories

Interest Expense

Total interest expense declined by $133,000 to $2.9 million. The average rate paid on all interest- bearing liabilities was 2.89%, compared to 3.23% in 2000. Average balances increased from $93.3 million to $99.8 million, a 7.0% gain.

The gain in volume of average balances was responsible for a $188,000 increase in interest expense offset by a $321,000 decrease related to lower interest rates paid for a net decrease of $133,000. The lower rates paid on interest-bearing liabilities is a result of a declining interest rate environment.

Individual components of interest income and interest expense are provided in the table - Average Balances, Yields and Rates Paid on page 15.

Provision for Loan Losses

The provision for loan losses charged to operations is based on the Bank's monthly evaluations of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding. The provisions to the allowance for loan losses amounted to $342,000 in 2001 and $335,000 in 2000. The increase in the provision is the result management's evaluation and assessment of the loan portfolio.

Loans charged-off, net of recoveries, resulted in losses totaling $47,000 in 2001 and recoveries of $32,000 in 2000. The increase in charge offs reflects current economic conditions and management's efforts to identify problems early.

Non-interest Income

Non-interest income of $1.3 million increased 46.6% in comparison with the $893,000 recorded in 2000. The increase was primarily due to a $237,000 increase in service charge on deposit accounts.

Non-interest Expense

Total non-interest expense increased 3.2% to $5.2 million in 2001 from $5.1 million in 2000. Non- interest expense represented 3.6% of average total assets in 2001 and 3.7% in 2000. The expense/asset ratio is a standard industry measurement of a bank's ability to control its overhead or non-interest costs. During 2002, the Company will continue to emphasize cost controls. Certain costs are not controllable by management. Refer to Note I, page 43 and 44, for a detailed description of Non-Interest Income and Non-Interest Expense.

Salaries and Benefits

Salaries and benefits increased 19.2% from $2.6 million in 2000 to $3.1 million in 2001. The 2001 increase reflects normal merit increases and employee incentives paid as a result of the Company's strong earnings in 2001. Additionally, there were significant increases in workers compensation and employee medical benefits. At December 31, 2001 and 2000 total full-time equivalent employees were 37. Year-end assets per employee were $4.3 million in 2001 compared to $3.8 million in 2000 and $3.6 million in 1999.

Premises and Equipment

Expenses related to premises and equipment declined by 3.3% to $586,000 in 2001 from $606,000 in 2000. Building lease expense on three locations and storage units increased to $268,000 in 2001 from $260,000 in 2000. Sublease income for 2000 totaled $800 compared to no sublease income in 2001. The elimination of sublease income in 2001 is due to the Company assuming the entire building at 463 Second Street West for it's own use.

Other Non-interest Expense

Other non-interest expense declined by 17.8% to $1.5 million in 2001 from $1.8 million in 2000. The decrease was primarily the result of a 22.3% decrease in professional fees. Professional fees is the largest category of other non-interest expense, primarily comprised of data processing, item processing and ATM services, as well as accounting, legal and other professional fees. These services decreased by $217,000 to $757,000 in 2001 from $973,000 in 2000. Increases in other categories reflect the increased growth and volume of business in general.

Provision for Income Taxes

The provision for income taxes increased to an effective tax rate of 34.66% in 2001 compared with 34.45% in 2000.

Balance Sheet Analysis

Investment Securities

Securities are classified as held to maturity if the Company has both the intent and the ability to hold these securities to maturity. As of December 31, 2001, the Company had securities totaling $11.8 million with a market value of $12.1 million categorized as held to maturity. Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.

Securities are classified as available for sale if the Company intends to hold these debt securities for an indefinite period of time, but not necessarily to maturity. Investment securities which are categorized as available for sale are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity. Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy. Securities held in the available for sale category are recorded at market value, which is $10.9 million compared to an amortized cost of $10.7 million as of December 31, 2001.

At year end 2001 the overall portfolio had a market value of $23.1 million compared with an amortized cost of $22.5 million. Investment securities decreased 32.2% to $22.7 million from $33.5 million in 2000. The Company maintains an investment portfolio of securities rated A or higher by Standard and Poor's and/or Moody's Investors Service. Tax-exempt bonds are occasionally purchased without an A rating. In the opinion of management, there was no investment in securities at December 31, 2001 that would constitute a material credit risk to the Company.

The table below shows the components of the investment portfolio and average yields. For further information concerning the Company's total securities portfolio, including market values and unrealized gains and losses, refer to Note C of the Notes to Consolidated Financial Statements on pages 37, 38 and 39.

                                              Twelve months ended 12/31/01          Twelve months ended 12/31/00


                                                Average       Average         Average        Average
                                                Balance        Yield          Balance         Yield
                                              ----------     ----------     ----------     ----------

U.S. Treasury securities                      $   12,280           6.1%     $   14,898           6.2%
U.S. federal agency issues                         2,019           6.2%          2,958           6.5%
State, county and municipal issues                11,982           7.1%         12,055           6.9%
Corporate securities                               2,121           6.2%          4,840           6.4%
Equity securities                                    261           6.1%            285           7.7%
                                              ----------                    ----------
Total investment securities                   $   28,663           6.5%     $   35,036           6.5%
                                              ==========                    ==========

Loans

A comparative schedule of average loan balances is presented in the table on page 15; year-end balances are presented in Note D to the Consolidated Financial Statements pages 39 and 40.

Loan balances, net of deferred loan fees at December 31, 2001, were $107.4 million, an increase of 16.1% over 2000. Commercial loans, comprising 66.9% of the portfolio, increased $16.1 million, or 28.7% over 2000. This increase represented the primary reason for the overall growth in the portfolio. Included in commercial loans are loans made for commercial purposes and secured by real estate.

Real Estate Construction loans increased $1.3 million, or 10.3% over 2000 balances. Consumer loans, including home equity loans, increased $108,000 or .8% over 2000 balances while real estate mortgage loans declined $2.1 million. In 1997 the Company offered leasing opportunities to small businesses. Lease financing receivables for year end 2001 decreased $454,000 or 57.1%.

Risk Elements

The majority of the Company's loan activity is with customers located within Sonoma County. Approximately 82% of the total loan portfolio is secured by real estate located in the Company's service area (see Note P, on page 53 and 54 of the Consolidated Financial Statements, Concentration of Credit Risk).

Significant concentrations of credit risk may exist if a number of loan customers are engaged in similar activities and have similar economic characteristics. The Company believes that it has policies in place to identify problem loans and to monitor concentration of credits of loan customers engaged in similar activities.

Commitments and Letters of Credit

Loan commitments are written agreements to lend to customers at agreed upon terms provided there are no violations of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Loan commitments may have variable interest rates and terms that reflect current market conditions at the date of commitment. Because many of the commitments are expected to expire without being drawn upon, the amount of total commitments does not necessarily represent the Company's anticipated future funding requirements. Unfunded loan commitments were $41.9 million at December 31, 2001 and $35.3 million at December 31, 2000.

Standby letters of credit commit the Company to make payments on behalf of customers when certain specified events occur. Standby letters of credit are primarily issued to support customers' financing requirements of twelve months or less and must meet the Company's normal policies and collateral requirements. Standby letters of credit outstanding were $953,000 at December 31, 2001 and $493,000 at December 31, 2000.

Nonperforming Assets

Management classifies all loans as non-accrual loans when they become more than 90 days past due as to principal or interest, or when the timely collection of interest or principal becomes uncertain, if earlier, unless they are adequately secured and in the process of collection.

A loan remains in a non-accrual status until both principal and interest have been current for six months and meets cash flow or collateral criteria or when the loan is determined to be uncollectible and is charged off against the allowance for loan losses, or in the case of real estate loans, is transferred to other real estate owned. A loan is classified as a restructured loan when the interest rate is materially reduced, when the term is extended beyond the original maturity date or other concessions are made by the Company because of the inability of the borrower to repay the loan under the original terms.

The Company had $747,000 in non-accrual status at December 31, 2001 and $294,000 at December 31, 2000. There were no loans 90 days or more past due at December 31, 2001 and 2000.

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

Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated. However, as of December 31, 2001, the Company believes its overall allowance for loan losses is adequate based on its analysis of conditions at that time.

At December 31, 2001, the allowance for loan losses was $2.4 million, or 2.2% of year end loans, compared with $2.1 million or 2.3% of year end loans at December 31, 2000. Net charge-offs to average loans increased when compared with the prior year. The Company recorded net losses of .05% in 2001 compared to net recoveries of .04% in 2000. The continued low level of charge-offs in 2001 reflects the Company's attention and effort in managing and collecting past due loans by encouraging the customer to bring them to a current status or to pay them off.

Deposits

A comparative schedule of average deposit balances is presented in the table on page 15; year-end deposit balances are presented in the table below.

Total deposits increased $14.6 million (11.8%) in 2001, to $137.7 million. Demand deposits increased $1.2 million, or 3.9% in 2001. Savings deposits increased by $10.0 million, or 28.0% and interest bearing checking increased $2.5 million or 11.7% during 2001. Other time deposits of less than $100,000 declined $666,000, or 3.5% and time deposits over $100,000 increased $1.5 million, for an increase of 9.4% over 2000 balances.

The composition of deposits for the years ending December 31, 2001 and 2000 are as follows:



                                           December 31,      Percentage     December 31,       Percentage
                                               2001           of Total           2000          of Total
                                           -------------   ------------     -------------     -----------

Interest bearing transaction deposits      $  23,865,954         17.3%      $  21,369,905         17.4%
Savings deposits                              45,523,306         33.1%         35,551,104         28.9%
Time deposits, $100,000 and over              17,809,990         12.9%         16,278,342         13.2%
Other time deposits                           18,159,339         13.2%         18,824,403         15.3%
                                           -------------         ----       -------------         ----
Total interest bearing deposits              105,358,589         76.5%         92,023,754         74.8%
Demand deposits                               32,296,390         23.5%         31,072,318         25.2%
                                           -------------         ----       -------------         ----
Total deposits                             $ 137,654,979        100.0%      $ 123,096,072        100.0%
                                           =============        =====       =============        =====



Capital

The Bank is subject to FDIC regulations governing capital adequacy. The FDIC has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. Under the current guidelines, as of December 31, 2001, the Bank was required to have minimum Tier I and total risk-based capital ratios of 4% and 8% respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios should be 6% and 10% respectively.

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

Based on the FDIC's guidelines, the Bank's total risk-based capital ratio at December 31, 2001 was 13.07% and its Tier 1 risk-based capital ratio was 11.81%. The Bank's leverage ratio was 10.38%. All the ratios exceed the minimum guidelines of 8.00%, 4.00% and 4.00%, respectively. The ratios at December 31, 2000 were 14.04%, 12.78% and 10.11%, respectively.

In January 2001, the Company approved a program to repurchase Sonoma Valley Bancorp stock up to $1 million. As of December 31, 2001, $571,08 was purchased and retired. The Company is continuing to repurchase Sonoma Valley Bancorp stock up to the authorized amount.

Management believes that the Bank's current capital position, which exceeds guidelines established by industry regulators, is adequate to support its business.

Liquidity Management

The Company's liquidity is determined by the level of assets (such as cash, federal funds sold and available-for-sale securities) that are readily convertible to cash to meet customer withdrawal and borrowing needs. Deposit growth also contributes to the Company's liquidity needs. The Company's liquidity position is reviewed by management on a regular basis to verify that it is adequate to meet projected loan funding and potential withdrawal of deposits. The Company has a comprehensive Asset and Liability Policy which it uses to monitor and determine adequate levels of liquidity. At year end 2001, the Company's liquidity ratio (adjusted liquid assets to deposits and short term liabilities) was 21.08% compared to 24.27% and 28.98% at year end 2000 and 1999, respectively. Management expects that liquidity will remain adequate throughout 2001, as loans are not expected to grow significantly more than deposits, and excess funds will continue to be invested in quality liquid assets.

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

The Company has more liabilities than assets repricing during the next year. However, because the Company's asset rates change more than deposit rates, the Company's interest income will change more than cost of funds when rates change. Its net interest margin should therefore increase somewhat when rates increase and shrink somewhat when rates fall. The current estimate is a $206,000 increase for a 1% increase in the Fed Funds rate and a $224,000 decrease for a 1% decline in the Fed Funds rate.

The Company controls its long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than its long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of December 31, 2001 for the Company's interest-bearing assets and interest-bearing liabilities, and the Company's interest rate sensitivity gap as a percentage of total interest-earning assets. The table shows $39.9 million in fixed rate loans over 5 years. Many variable rate credit lines reached floors in 2001, and were reclassed to the fixed rate category. As soon as interest rates increase, the loans will no longer be at floors and will reclass back to the floating rate category.



( dollars in thousands)


    December 31, 2001                  3 months   12 months   3 years    5 years   15 years  >15 years    Totals
                                       --------   ---------   -------    -------   --------  ---------   --------

    ASSETS:
      Fixed rate investments           $  3,116   $   5,591   $  8,336   $   759   $  3,474  $   1,189   $ 22,465
      Variable rate investments                                                                    267        267
      Fixed rate loans                    3,499      10,822      8,268     7,599     39,987      2,848     73,023
      Variable rate loans                31,611         352      1,303       893          0          0     34,159
      Interest-bearing balances               8                                                                 8
      Fed funds sold                     13,250                                                            13,250
                                       --------    --------   --------   -------   --------  ---------   --------

         Interest bearing assets         51,484      16,765     17,907     9,251     43,461      4,304    143,172
                                       ========    ========   ========   =======   ========  =========   ========

    LIABILITIES:
      Interest bearing transaction       23,866                                                            23,866
      deposits
      Savings deposits                   45,523                                                            45,523
      Time deposits
         Fixed rate >100m                 6,607       9,645      1,054       504                           17,810
         Fixed rate <100m                 7,566       8,441      1,720       381                           18,108
         Floating rate >100m                                                                                    0
         Floating rate <100m                 51                                                                51
      Borrowings                              0                                                                 0
                                       --------   ---------   --------   -------   --------  ---------   --------

         Interest Bearing Liabilities  $ 83,613   $  18,086   $  2,774   $   885   $      0  $       0   $105,358
                                       ========   =========   ========   =======   ========  =========   ========


    Rate Sensitivity Gap                (32,129)     (1,321)    15,133     8,366     43,461      4,304

    Cumulative Rate Sensitivity Gap     (32,129)    (33,450)   (18,317)   (9,951)    33,510     37,814

    Cumulative Position to Total Assets (20.42%)    (21.26%)   (11.64%)    (6.32%)    21.29%     24.03%



Inflation

Assets and liabilities of a financial institution are principally monetary in nature. Accordingly, interest rates, which generally move with the rate of inflation, have potentially the most significant effect on the Company's net interest income. The Company attempts to limit inflation's impact on rates and net income margins by minimizing its effect on these margins through continuing asset/liability management programs.

Management's Discussion and Analysis
The Year Ended December 31, 2000 versus December 31, 1999

Summary

Net earnings for 2000 were $2.2 million compared with $1.8 million in 1999. Earnings per share for 2000 were $1.64 compared with $1.33 in 1999. Return on average assets was 1.62% in 2000 compared with 1.47% the previous year, while return on average equity was 17.00% in 2000 and 15.75% for the previous year.

Total assets reached $140.4 million in 2000, an 8.3% increase over the $129.6 million at December 31, 1999. Loans increased 15.6% to $92.6 million, compared with $80.1 million at year-end 1999. Deposits also increased, growing 6.9% from $115.2 million at year-end 1999 to $123.1 million at year-end 2000. The loan-to-deposit ratio increased from 69.6% to 75.2%.

Net Interest Income

Net interest income on a fully tax equivalent basis increased by $1.3 million to $8.2 million in 2000, up 18.1% from 1999 net interest income of $6.9 million. The net interest margin for 2000 increased to 6.49% from 6.04% for the previous year. Individual components of interest income and interest expense are provided in the table - Average Balances, Yields and Rates Paid on page 15.

Interest Income

Interest income increased by $1.8 million to $11.2 million for an 18.5% gain over the $9.5 million realized in 1999. The volume of earning assets increased by 10.0% to $126.4 million from $114.9 million in 1999, while the yield on average earning assets increased by 64 basis points.

Interest Expense

Interest expense increased by $495,000 to $3.0 million in 2000 from $2.5 million in 1999. The average rate paid on all interest-bearing liabilities increased from 2.91% in 1999 to 3.23% in 2000 while average balances increased from $86.6 million to $93.3 million, a 7.8% gain over 1999. The gain in volume of average balances was responsible for a $231,000 increase in interest expense and higher interest rates paid resulted in an additional $264,000 increase for a total increase of $495,000. The higher rates paid on interest bearing liabilities is the result of a raising rate environment.

Provision for Loan Losses

The provision for loan losses was $335,000 in 2000 and $240,000 in 1999. The increase in the provision is primarily the result of loan growth and management's evaluation and assessment of the loan portfolio. Loans charged off, net of recoveries, resulted in recoveries totaling $32,000 in 2000 and losses of $29,000 in 1999. The decline in charge-offs reflects current economic conditions and managements efforts to identify problems early.

Non-interest Income

Non-interest income decreased by 5.1% to $893,000 from $941,000 the previous year. The decrease was primarily due to a $97,000 loss recorded on the sale of investment securities.

Non-interest Expense

Non-interest expenses increased 9.7% to $5.1 million in 2000 from $4.6 million in 1999. Non-interest expense represented 3.7% of average total assets at December 31, 2000 and 1999.

Salaries and benefits increased by 19.6% from $2.2 million in 1999 to $2.6 million in 2000. The 2000 increase reflects normal merit increases incetives and other increases in employee benefits. At December 31, 2000, total full-time equivalent employees were 37 compared to 36 at December 31, 1999. Year end assets per employee were $3.8 million in 2000 compared to $3.6 million in 1999.

Expenses related to premises and equipment increased by 9.0% to $606,000 in 2000, from $556,000 in 1999. Building lease expense on three locations and storage units increased to $252,000 in 2000 from $249,000 in 1999. Sublease income for 2000 decreased to $800 from $3,000 in 1999. The 2000 decline in sublease income is due to the Bank assuming the entire building at 463 Second Street West in Sonoma for it's own use.

Other non-interest expenses decreased by 1.9% to $1.8 million in 2000 from $1.9 million in 1999. The decrease was primarily the result of a 9.3% decrease in professional fees. Professional fees is the largest category of other non-interest expense, primarily comprised of data processing, item processing and ATM services, as well as accounting, legal and other professional fees. These services decreased by $100,000 to $973,000 in 2000 from $1.1 million in 1999. In 1999 consultants were hired to assist with Year 2000 readiness resulting in a decease in professional fees in 2000. Other increases reflect the increased growth and volume of business in general.

Provision for Income Taxes

The provision for income taxes decreased to an effective tax rate of 34.45% in 2000 compared with 35.03% in 1999.

Item 7.           Financial Statements and Supplementary Data

For consolidated financial statements of the Bancorp, see consolidated balance sheets as of December 31, 2001 and 2000, consolidated statements of operations, consolidated statements of changes in shareholders' equity and consolidated statements of cash flows for the three years ended December 31, 2001 and notes to consolidated financial statements at pages 27 through 59 of this annual report.

Item 8. Changes On and Disagreement With Accountants on Accounting and Financial Disclosure

None

                         REPORT OF RICHARDSON & COMPANY
                              INDEPENDENT AUDITORS


Board of Directors and Shareholders
Sonoma Valley Bancorp and Subsidiary
Sonoma, California


We have audited the accompanying consolidated balance sheets of Sonoma Valley Bancorp and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in the shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonoma Valley Bancorp and Subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



                                                       /s/ Richardson & Company


January 31, 2002

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2000



                                                                                    2001                  2000
                                                                                --------------        --------------
ASSETS
    Cash and due from banks                                                     $    7,150,662        $    7,262,394
    Federal funds sold                                                              13,250,000             2,920,000
                                                                                --------------        --------------
                                              Total cash and cash equivalents       20,400,662            10,182,394
    Investment securities available-for-sale, at fair value                         10,936,270            21,358,387
    Investment securities held-to-maturity ( fair value
        of $12,142,652 and $12,414,261, respectively)                               11,795,980            12,182,311
    Loans and lease financing receivables, net                                     105,032,209            90,464,005
    Premises and equipment, net                                                        620,652               607,298
    Accrued interest receivable                                                        952,061             1,151,924
    Cash surrender value of life insurance                                           5,030,531             1,917,304
    Other assets                                                                     2,581,839             2,492,353
                                                                                --------------        --------------

                                                                 Total assets   $  157,350,204        $  140,355,976
                                                                                ==============        ==============
LIABILITIES
    Noninterest-bearing demand deposits                                         $   32,296,390         $  31,072,318
    Interest-bearing transaction deposits                                           23,865,954            21,369,905
    Savings and money market deposits                                               45,523,306            35,551,104
    Time deposits, $100,000 and over                                                17,809,990            16,278,342
    Other time deposits                                                             18,159,339            18,824,403
                                                                                --------------        --------------
                                                               Total deposits      137,654,979           123,096,072
    Accrued interest payable
        and other liabilities                                                        3,024,163             2,954,658
                                                                                ---------------       --------------
                                                            Total liabilities      140,679,142           126,050,730
    Commitments and contingencies ( see accompanying notes )

SHAREHOLDERS' EQUITY
    Common stock, no par value; 10,000,000 shares
        authorized;  1,333,504 shares in 2001 and 1,281,680 in
        2000 issued and outstanding                                                 11,025,885             9,585,003
    Retained earnings                                                                5,483,779             4,641,551
    Accumulated other comprehensive income                                             161,398                78,692
                                                                                --------------        --------------
                                                   Total shareholders' equity       16,671,062            14,305,246
                                                                                --------------        --------------
                                   Total liabilities and shareholders' equity     $157,350,204          $140,355,976
                                                                                ==============        ==============

The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended December 31, 2001, 2000 and 1999



                                                                                 2001                  2000                 1999
                                                                            ------------          ------------         ------------
INTEREST INCOME
    Loans and leases                                                        $  9,251,314          $  8,588,054         $  7,032,537
    Taxable securities                                                         1,013,330             1,441,452              878,336
    Tax-exempt securities                                                        552,110               539,863              459,345
    Federal funds sold                                                           286,083               294,165              831,763
    Dividends                                                                     15,812                21,682               17,798
                                                                            ------------          ------------         ------------
                                      Total interest income                   11,118,649            10,885,216            9,219,779
INTEREST EXPENSE
    Interest-bearing transaction deposits                                        149,078               203,767              193,078
    Savings and money market deposits                                            996,864             1,016,445              881,292
    Time deposits, $100,000 and over                                             844,351               830,920              607,425
    Other time deposits                                                          885,322               946,805              839,090
    Other                                                                          7,221                17,579
                                                                            ------------          ------------
                                     Total interest expense                    2,882,836             3,015,516            2,520,885
                                                                            ------------          ------------         ------------
           NET INTEREST INCOME                                                 8,235,813             7,869,700            6,698,894
    Provision for loan and lease losses                                          342,000               335,000              240,000
                                                                            ------------          ------------         ------------
                       NET INTEREST INCOME AFTER
                         PROVISION FOR LOAN AND
                                    LEASE LOSSES                               7,893,813             7,534,700            6,458,894
NON-INTEREST INCOME                                                            1,309,315               892,701              941,585
NON-INTEREST EXPENSE
  Salaries and employee benefits                                               3,143,911             2,636,374            2,205,483
  Premises and equipment                                                         585,748               606,044              555,691
  Other                                                                        1,494,285             1,818,221            1,853,205
                                                                            ------------          ------------         ------------
                                 Total non-interest expense                    5,223,944             5,060,639            4,614,379
                                                                            ------------          ------------         ------------
                                    Income before provision
                                           for income taxes                    3,979,184             3,366,762            2,786,100
  Provision for income taxes                                                   1,378,940             1,160,052              975,729
                                                                              ----------          ------------         ------------

                                                 NET INCOME                 $  2,600,244          $  2,206,710         $  1,810,371
                                                                            ============          ============         ------------

                                       NET INCOME PER SHARE                       $ 1.94                $ 1.64               $ 1.33
                                                                                  ======                ======               ======
                                       NET INCOME PER SHARE
                                          ASSUMING DILUTION                       $ 1.83                $ 1.59               $ 1.31
                                                                                  ======                ======               ======

The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              For the years ended December 31, 2001, 2000 and 1999




                                                                                        Accumulated
                                                                                           Other
                              Comprehensive   Common Stock                 Retained     Comprehensive
                                Income           Shares      Amount        Earnings        Income               Total
                              -------------     ---------   -----------  -----------    -------------        -------------

BALANCE AT
   JANUARY 1, 1999                              1,186,240  $ 7,678,967   $ 2,971,766    $    107,777         $  10,758,510

5% stock dividend                                  58,447      949,760      (949,760)
Fractional shares                                                             (7,181)                               (7,181)
Redemption and retirement
  of stock                                        (14,526)     (93,983)     (153,618)                             (247,601)
Net income for the year       $   1,810,371                                1,810,371                             1,810,371
Other comprehensive loss,
  net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $181,430                    (259,421)
                              -------------
Other comprehensive loss,
  net of taxes                     (259,421)                                                (259,421)             (259,421)
                              -------------     ---------  -----------   -----------    ------------         -------------

Total comprehensive income    $   1,550,950
                              =============

BALANCE AT
  DECEMBER 31, 1999                             1,230,161  $ 8,534,744   $ 3,671,578    $   (151,644)        $  12,054,678

5% stock dividend                                  60,605    1,068,160    (1,068,160)
Fractional shares                                                             (7,912)                               (7,912)
Redemption and retirement
  of stock                                        (14,168)     (91,667)     (160,665)                             (252,332)
Stock options exercised and
  related tax benefits                              5,082       73,766                    `                         73,766
Net income for the year       $   2,206,710                                2,206,710                             2,206,710
Other comprehensive income,
  net of tax:
  Unrealized holding gains
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $161,088                     230,336
                              -------------
Other comprehensive income,
  net of taxes                      230,336                                                  230,336               230,336
                              -------------    ---------   -----------   -----------    ------------         -------------

Total comprehensive income    $   2,437,046
                              =============

                                                                   (Continued)

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

              For the years ended December 31, 2001, 2000 and 1999


                                                                                                        Accumulated
                                                                                                           Other
                            Comprehensive             Common     Stock              Retained           Comprehensive
                               Income              Shares            Amount         Earnings              Income              Total
                            --------------      ---------        --------------   -------------        ------------    ------------

BALANCE AT
  DECEMBER 31, 2000                             1,281,680        $    9,585,003   $   4,641,551        $     78,692    $ 14,305,246

5% stock dividend                                  63,104             1,381,976      (1,381,976)
Fractional shares                                                                       (11,955)                            (11,955)
Redemption and retirement
  of stock                                        (27,717)             (207,323)       (364,085)                           (571,408)
Stock options exercised and
  related tax benefits                             16,437               266,229                                             266,229
Net income for the year     $    2,600,244                                            2,600,244                           2,600,244
Other comprehensive income,
  net of tax:
  Unrealized holding gains
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $57,842                      82,706
                            --------------
Other comprehensive income,
  net of taxes                      82,706                                                                   82,706          82,706
                            --------------      ---------        --------------   -------------        ------------    ------------

Total comprehensive income  $    2,682,950
                            ==============


BALANCE AT
  DECEMBER 31, 2001                             1,333,504        $   11,025,885   $   5,483,779        $    161,398    $ 16,671,062
                                                =========        ==============   =============        ============    ============


The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 2001, 2000 and 1999




                                                                               2001              2000             1999
                                                                            -----------       -----------      -----------
OPERATING ACTIVITIES
    Net income                                                              $ 2,600,244       $ 2,206,710      $ 1,810,371
    Adjustments to reconcile net income
        to net cash provided by operating activities:
            Provision for loan and lease losses                                 342,000           335,000          240,000
            Depreciation                                                        142,683           150,492          147,943
            Loss on sale of equipment                                                              12,029
            Amortization and other                                               71,782            93,539          102,787
            Net change in interest receivable                                   199,863          (116,331)        (172,070)
            Net change in cash surrender value
               of life insurance                                               (113,227)          (73,567)         (68,732)
            Net change in other assets                                          (95,957)         (811,450)        (399,699)
            Net change in interest payable
               and other liabilities                                             69,505           616,358          709,903
                                                                            -----------       -----------      -----------
                                                  NET CASH PROVIDED BY
                                                  OPERATING ACTIVITIES        3,216,893         2,412,780        2,370,503
INVESTING ACTIVITIES
    Purchases of securities held-to-maturity                                 (1,129,886)       (3,179,416)      (1,997,672)
    Purchases of securities available-for-sale                                  (15,600)       (3,240,876)     (17,579,197)
    Proceeds from maturing securities held-to-
        maturity                                                              1,472,700         1,832,000          895,000
    Proceeds from maturing securities available-
        for-sale                                                             10,550,000         1,215,000        8,864,131
    Proceeds from sales of securities available-
        for-sale                                                                                2,915,968
    Net increase in loans and leases                                        (14,910,204)      (12,432,526)      (7,224,067)
    Purchases of premises and equipment                                        (156,037)         (226,378)        (116,229)
    Purchases of life insurance                                              (3,000,000)         (450,000)
    Proceeds from disposal of equipment                                                            19,700
                                                                            -----------       -----------      -----------
                                                     NET CASH USED FOR
                                                  INVESTING ACTIVITIES       (7,189,027)      (13,546,528)     (17,158,034)


                                                        (Continued)

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

              For the years ended December 31, 2001, 2000 and 1999


                                                                              2001              2000             1999
                                                                            -----------       -----------      -----------
FINANCING ACTIVITIES
    Net change in demand, interest-bearing
        transaction and savings deposits                                    $13,692,323       $ 6,043,892      $ 7,941,356
    Net change in time deposits                                                 866,584         1,864,642        2,254,262
    Stock repurchases                                                          (571,408)         (252,332)        (247,601)
    Stock options exercised                                                     214,858            61,602
    Fractional shares purchased                                                 (11,955)           (7,912)          (7,181)
                                                                            -----------       -----------      -----------
                                                  NET CASH PROVIDED BY
                                                  FINANCING ACTIVITIES       14,190,402         7,709,892        9,940,836
                                                                            -----------       -----------      -----------

                                                NET CHANGE IN CASH AND
                                                      CASH EQUIVALENTS       10,218,268       (3,423,856)      (4,846,695)
    Cash and cash equivalents
        at beginning of year                                                 10,182,394        13,606,250       18,452,945
                                                                            -----------        ----------       ----------
                                             CASH AND CASH EQUIVALENTS
                                                        AT END OF YEAR      $20,400,662       $10,182,394      $13,606,250
                                                                            ===========       ===========      ===========

SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION:

Cash paid during the year for:
     Interest expense                                                       $ 2,920,348       $ 2,994,750      $ 2,517,610
     Income taxes                                                           $ 1,556,000       $ 1,849,000      $ 1,346,000

SUPPLEMENTAL DISCLOSURES OF
     NONCASH ACTIVITIES:

Stock dividend                                                              $ 1,381,976       $ 1,068,160      $   949,760
Net change in unrealized gains and
     losses on securities                                                   $   140,548       $   391,425      $  (440,851)
Net change in deferred income taxes
     on unrealized gains and losses on
     securities                                                             $   (57,842)      $  (161,089)     $   181,430



The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999

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

Sonoma Valley Bank was organized in 1987 and commenced operations on June 3, 1988 as a California state- chartered bank. The Bank is subject to regulation, supervision and regular examination by the State Department of Financial Institutions and Federal Deposit Insurance Corporation. The regulations of these agencies govern most aspects of the Bank's business.

Principles of Consolidation: The consolidated financial statements include the accounts of the Bancorp andthe Bank. All material intercompany accounts and transactions have been eliminated.

Nature of Operations: The Bank provides a variety of banking services to individuals and businesses in its primary service area of Sonoma, California and the immediate surrounding area. The Bank offers depository and lending services primarily to meet the needs of its business and professional clientele. These services include a variety of demand deposit, savings and time deposit account alternatives, and special merchant and business services. The Bank's lending activities are directed primarily towards granting short and medium- term commercial loans, customized lines of credit, for such purposes as operating capital, business and professional start-ups, inventory, equipment and accounts receivable, and interim construction financing. The Bank also targets Small Business Administration guaranteed loans to qualified small business borrowers.

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

                        December 31, 2001, 2000 and 1999


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

Commercial loans are considered impaired, based on current information and events, if it is probable that the Bancorp will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Allowances on impaired loans are established based on the

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2001, 2000 and 1999


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

present value of expected future cash flows discounted at the loan's historical effective interest rate or, for collateral-dependent loans, on the fair value of the collateral. Cash receipts on impaired loans are used to reduce principal.

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

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2001, 2000 and 1999


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Operating Segments: Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management desegregates a company for making operating decisions and assessing performance. The Bancorp has determined that its business is comprised of a single operating segment.

Reclassifications: Certain reclassifications have been made to the 2000 balances to conform to the current presentation.

NOTE B--RESTRICTIONS ON CASH AND DUE FROM BANKS

Cash and due from banks include amounts the Bank is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve. The total requirement at December 31, 2001 and 2000 was $2,337,000 and $1,729,000, respectively.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2001, 2000 and 1999


NOTE C--INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities are summarized as follows:




                                                       Amortized            Unrealized           Unrealized              Fair
                                                         Cost                 Gains                Losses                Value
                                                    --------------        -------------        -------------        --------------
December 31, 2001:

Securities Available-For-Sale
    U.S. Treasury securities                         $   7,005,118       $      110,842                             $    7,115,960
    U.S. Government agency
         securities                                      1,495,960               96,070                                  1,592,030
    Corporate securities                                 1,893,618               67,362                                  1,960,980
    Equity securities                                      267,300                                                         267,300
                                                     -------------       --------------        -------------        --------------

                                                     $  10,661,996       $      274,274        $                    $   10,936,270
                                                     =============       --------------        =============        ==============
Securities Held-to-Maturity
    Municipal securities                             $  11,795,980       $      375,773        $     (29,101)       $   12,142,652
                                                     -------------       --------------        -------------        --------------

                                                     $  11,795,980       $      375,773        $     (29,101)       $   12,142,652
                                                     =============       ==============        =============        ==============

December 31, 2000:

Securities Available-for-Sale
    U.S. Treasury securities                         $  15,031,209       $      101,111                             $   15,132,320
    U.S. Government agency
        securities                                       2,993,693               44,134        $        (109)            3,037,718
    Corporate securities                                 2,948,059                6,357              (17,767)            2,936,649
    Equity securities                                      251,700                                                         251,700
                                                     -------------       --------------        -------------        --------------

                                                     $  21,224,661       $      151,602        $     (17,876)       $   21,358,387
                                                     =============       ==============        =============        ==============

Securities Held-to-Maturity
    Municipal securities                             $  12,182,311       $      248,627        $     (16,677)       $   12,414,261
                                                     -------------       --------------        -------------        --------------

                                                     $  12,182,311       $      248,627        $     (16,677)       $   12,414,261
                                                     =============       ==============        =============        ==============


                                     Page 37

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2001, 2000 and 1999


NOTE C--INVESTMENT SECURITIES (Continued)

Contractual maturities of investment securities at December 31, 2001 were as follows:

                                           Securities Available-For-Sale             Securities Held-To-Maturity
                                          ----------------------------------------  --------------------------------------------

                                               Amortized                Fair               Amortized               Fair
                                                  Cost                  Value                Cost                 Value
                                          -------------------    -----------------   -------------------       ------------------

Due in one year or less                   $         7,005,118    $       7,115,960   $         1,591,185       $        1,619,752
Due after one year through
   five years                                       3,389,578            3,553,010             5,541,876                5,698,636
Due after five years through
   ten years                                                                                   1,214,144                1,266,645
Due after ten years                                                                            3,448,775                3,557,619
Equity securities                                     267,300              267,300
                                          -------------------    -----------------   -------------------       ------------------

                                          $        10,661,996    $      10,936,270   $        11,795,980       $       12,142,652
                                          ===================    =================   ===================       ==================

During 2001 and 1999, the Bancorp did not sell any securities available-for-sale. During 2000, the Bancorp sold securities available-for-sale for total proceeds of approximately $2,687,482 resulting in gross realized losses of approximately $97,186 and no gross realized gains.

As of December 31, 2001, investment securities with a carrying amount of $6,228,089 and an approximate fair value of $6,497,135 were pledged, in accordance with federal and state requirements, as collateral for public deposits. Investment securities with a carrying amount and fair value of $4,665,160 at December 31, 2001 were pledged to meet the requirements of the Federal Reserve and the U.S. Department of Justice.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2001, 2000 and 1999


NOTE D--LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the loan and lease portfolio was as follows at December 31:

                                                                        2001                          2000
                                                             ---------------------------  -------------------------------

Commercial                                                   $  72,239,607      66.9%     $  56,119,346          60.4%
Consumer                                                        14,246,442      13.2%        14,137,455          15.2%
Real estate mortgage                                             7,237,000       6.7%         9,296,451          10.0%
Real estate construction                                        13,864,265      12.9%        12,570,660          13.5%
Lease financing receivables, net of
   unearned income of $70,764
   in 2001 and $152,768 in 2000                                    340,714       0.3%           794,784           0.9%
                                                             -------------     -----      -------------          ----

                                                               107,928,028     100.0%        92,918,696         100.0%
                                                             -------------     =====      -------------         =====

Deferred loan fees and costs, net                                 (480,264)                    (334,174)
Allowance for loan and lease losses                             (2,415,555)                  (2,120,517)
                                                             -------------                -------------

                                                             $ 105,032,209                $  90,464,005
                                                             =============                =============

At December 31, 2001, the recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards (Statement) No. 114 totaled $178,000, with a corresponding valuation allowance of $25,000. At December 31, 2000, the recorded investment in loans for which impairment has been recognized in accordance with Statement No. 114 totaled $241,000, with a corresponding valuation allowance of $43,000. For the years ended December 31, 2001, 2000 and 1999, the average recorded investment in impaired loans was approximately $192,000, $220,000 and $209,000, respectively. No interest was recognized on impaired loans during 2001, 2000 or 1999.

In addition, at December 31, 2001 and 2000, the Bancorp had other nonaccrual loans of approximately $624,200 and $100,700, respectively, for which impairment had not been recognized.

The Bancorp has no commitments to loan additional funds to the borrowers of impaired or nonaccrual loans.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2001, 2000 and 1999


NOTE D--LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The maturity and repricing distribution of the loan and lease portfolio at December 31:



                                                                  2001                  2000
                                                            ---------------        ---------------
Fixed rate loan maturities
    Three months or less                                    $     4,331,247        $     7,882,290
    Over three months to twelve months                           12,442,102              9,482,600
    Over one year to five years                                  16,285,410             16,908,269
    Over five years                                              26,357,034             19,630,840
Floating rate loans repricing
    Quarterly or more frequently                                 45,082,138             35,047,776
    Quarterly to annual frequency                                   685,182              1,353,849
    One to five years frequency                                   1,998,052              2,319,505
                                                            ---------------        ---------------
                                                                107,181,165             92,625,129
Nonaccrual loans                                                    746,863                293,567
                                                            ---------------        ---------------

                                                            $   107,928,028        $    92,918,696
                                                            ===============        ===============

An analysis of the changes in the allowance for loan and lease losses is as follows for the years ended December 31:


                                                                  2001                   2000                   1999
                                                            ---------------        ---------------         -------------

Beginning balance                                           $     2,120,517        $     1,753,894         $   1,543,155
Provision for loan and lease losses                                 342,000                335,000               240,000
Loans charged off:
     Commercial                                                     (44,345)                                     (38,875)
     Consumer                                                       (31,680)               (19,440)              (22,687)
                                                            ---------------        ---------------         -------------
                                                                    (76,025)               (19,440)              (61,562)
Recoveries:
     Commercial                                                      10,363                 38,181                26,227
     Consumer                                                        18,700                 12,882                 6,074
                                                            ---------------        ---------------         -------------
                                                                     29,063                 51,063                32,301
                                                            ---------------        ---------------         -------------

Ending balance                                              $     2,415,555        $     2,120,517         $   1,753,894
                                                            ===============        ===============         =============


                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2001, 2000 and 1999


NOTE E--PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at December 31:


                                               2001               2000
                                         ---------------     ---------------

Land                                     $       175,000     $       175,000
Building                                          71,943              71,943
Leasehold improvements                           199,512             188,856
Furniture, fixtures and equipment              1,125,811             980,430
                                         ---------------     ---------------
                                               1,572,266           1,416,229
Less: Accumulated depreciation                  (951,614)           (808,931)
                                         ---------------     ---------------

                                         $       620,652     $       607,298
                                         ===============     ===============


NOTE F--TIME DEPOSITS

The maturities of time deposits at December 31, 2001 are as follows:

Maturing within one year                                     $    32,311,000
Maturing in one year to two years                                  2,185,000
Maturing two years through five years                                835,000
Maturing after five years                                            638,000
                                                             ---------------
                                                             $    35,969,000
                                                             ===============


NOTE G--FEDERAL FUNDS CREDIT LINES

The Bancorp has uncommitted federal funds lines of credit agreements with other banks. The maximum borrowings available under these lines totaled $14,500,000 at December 31, 2001. The Bancorp pledged loans totaling $25,158,620 as collateral to secure advances from the Federal Home Loan Bank of up to $12,920,491. There were no borrowings outstanding under the agreements at December 31, 2001.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2001, 2000 and 1999


NOTE H--EMPLOYEE BENEFIT PLANS

The Bancorp has a 401(k) Employee Savings Plan (the Plan) in which the Bancorp matches a portion of the employee's contribution each payday. All employees are eligible for participation the first day of the month following six months of employment. Bancorp contributions are 100% vested at all times. The Bancorp made contributions totaling $60,845 in 2001, $64,019 in 2000 and $59,146 in 1999.

The Bancorp purchased single premium life insurance policies in connection with the implementation of retirement plans for four key officers. The policies provide protection against the adverse financial effects from the death of a key officer and provide income to offset expenses associated with the plans. The officers are insured under the policies, but the Bancorp is the owner and beneficiary. At December 31, 2001 and 2000, the cash surrender value of these policies totaled $5,030,531 and $1,917,304, respectively.

The retirement plans are unfunded and provide for the Bancorp to pay the officers specified amounts for specified periods after retirement and allow the officers and directors to defer a portion of current compensation in exchange for the Bancorp's commitment to pay a deferred benefit at retirement. If death occurs prior to or during retirement, the Bancorp will pay the officer's beneficiary or estate the benefits set forth in the plans. Deferred compensation is vested as to the amounts deferred. Liabilities are recorded for the estimated present value of future salary continuation benefits and for the amounts deferred by the officers and directors. At December 31, 2001 and 2000, the liability recorded for the supplemental retirement plan totaled $898,205 and $665,081 respectively. The amount of pension expense related to this plan for 2001 and 2000 was $233,124 and $274,519 respectively. At December 31, 2001 and 2000, the liability recorded for the deferred compensation plan totaled $696,000 and $567,000, respectively. The amount of expense related to this plan for 2001 and 2000 was $60,300 and $47,600, respectively. The following are the components of the accumulated benefit obligation related to the supplemental retirement plan as of December 31:


                                                                  2001              2000
                                                                --------           --------

    Projected benefit obligation                                $609,162           $303,884
    Unamortized net transition obligation                        289,043            361,197
                                                                --------           --------
           Pension liability included in other liabilities      $898,205           $665,081
                                                                ========           ========



The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% for 2001 and 2000. The entire accumulated benefit obligation was fully vested at December 31, 2001 and 2000.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2001, 2000 and 1999


NOTE H--EMPLOYEE BENEFIT PLANS (Continued)

The following is a reconciliation of the beginning and ending balances of the pension liability and the components of net pension expense for the years ended December 31:



                                                                    2001              2000
                                                                  --------          --------
    Pension liability at beginning of year                        $665,081          $390,562
    Net periodic pension expense:
        Service cost                                               238,323           302,468
        Interest cost on projected benefit obligation               42,517            19,767
        Amortization of unrecognized liability at transition       (47,716)          (47,716)
                                                                  --------          --------
                                                                   233,124           274,519
                                                                  --------          --------

                           Pension liability at end of year       $898,205          $665,081
                                                                  ========          ========


NOTE I--NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

Non-interest  income is comprised of the following for the years ended  December
31:



                                                    2001             2000              1999
                                                 ----------       ----------       ----------

Service charges on deposit accounts              $  930,171       $  692,639       $  654,889
Other fee income                                    251,042          209,418          203,441
Investment securities gains (losses)                                 (97,186)
Other ( none exceeding 1% of revenues )             128,102           87,830           83,255
                                                 ----------       ----------       ----------

                                                 $1,309,315       $  892,701       $  941,585
                                                 ==========       ==========       ==========

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2001, 2000 and 1999


NOTE I--NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE (Continued)

Other non-interest expense is comprised of the following for the years ended December 31:


                                                    2001              2000            1999
                                                 ----------       ----------       ----------

Professional and consulting fees                 $  287,471       $  513,706       $  662,379
Data processing                                     469,750          459,559          410,728
Stationary and supplies                             158,335          159,886          142,472
Staff related                                       104,092          148,724          136,018
Advertising and business development                105,614          139,926          112,148
Postage and telephone                               116,879          110,093          105,882
Assessments and insurance                            79,042           79,972           72,627
Other ( none exceeding 1% of revenues)              173,102          206,355          210,951
                                                 ----------       ----------       ----------
                                                 $1,494,285       $1,818,221       $1,853,205
                                                 ==========       ==========       ==========

 NOTE J--INCOME TAXES

The provision for income taxes is comprised of the following:

                                                   2001              2000            1999
                                                 ----------       ----------       ----------
Current
     Federal                                     $1,007,904       $1,112,326       $  965,997
     State                                          406,548          449,287          385,662
                                                 ----------       ----------       ----------
                                                  1,414,452        1,561,613        1,351,659
Deferred
    Federal                                         (50,148)        (311,409)        (285,933)
    State                                            14,636          (90,152)         (89,997)
                                                 ----------       ----------       ----------
                                                    (35,512)        (401,561)        (375,930)
                                                 ----------       ----------       ----------
                                                 $1,378,940       $1,160,052       $  975,729
                                                 ==========       ==========       ==========


                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2001, 2000 and 1999


NOTE J--INCOME TAXES (Continued)

The following is a reconciliation of income taxes computed at the Federal statutory income tax rate of 34% to the effective income tax rate used for the provision for income taxes:


                                                                    2001             2000             1999
                                                                 ----------       ----------       ----------

  Income tax at Federal statutory rate                           $1,361,524       $1,144,699       $  947,274
      State franchise tax, less Federal
            income tax benefit                                      286,497          240,872          199,328
      Interest on municipal obligations exempt
            from Federal tax                                       (221,086)        (198,144)        (146,773)
      Life insurance earnings                                       (46,598)         (30,276)         (28,286)
      Meals and entertainment                                         7,393            5,191            4,186
      Other differences                                              (8,790)          (2,290)
                                                                 ----------       ----------       ----------

  Provision for income taxes                                     $1,378,940       $1,160,052       $  975,729
                                                                 ==========       ==========       ==========

The tax effects of temporary differences that give rise to the components of the net deferred tax asset recorded as an other asset as of December 31 were as follows:


                                                                    2001             2000             1999
                                                                 ----------       ----------       ----------
Deferred tax assets:
    Allowance for loan losses                                    $  873,005       $  753,634       $  619,700
    Nonqualified benefit plans                                      683,529          526,215          397,105
    Accrued liabilities                                             292,618          474,744          393,383
    State franchise taxes                                           138,226          152,758          131,125
    Unrealized securities holding losses                                                              106,054
    Other                                                            34,728           28,984           12,952
                                                                 ----------       ----------       ----------
                                     Total deferred tax assets    2,022,106        1,936,335        1,660,319

Deferred tax liabilities:
    Unrealized securities holding gains                             112,876           55,034
    Depreciation                                                     10,924            9,666           23,587
    Other                                                            29,392           24,820           25,457
                                                                 ----------       ----------       ----------
                                Total deferred tax liabilities      153,192           89,520           49,044
                                                                 ----------       ----------       ----------

                                        Net deferred tax asset   $1,868,914       $1,846,815       $1,611,275
                                                                 ==========       ==========       ==========

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2001, 2000 and 1999


NOTE J--INCOME TAXES (Continued)

Amounts presented for the tax effects of temporary differences are based upon estimates and assumptions and could vary from amounts ultimately reflected on the Bancorp's tax returns. Accordingly, the variances from amounts reported for prior years are primarily the result of adjustments to conform to the tax returns as filed.

Refundable income taxes were $389,855 and $248,307 at December 31, 2001 and 2000, respectively. The income tax benefit related to net investment losses was $39,996 during 2000. There were no net investment gains or losses in 1999 and 2001.


NOTE K--STOCK REPURCHASE

The Bancorp has in effect a program to repurchase Sonoma Valley Bancorp stock up to $1 million. As of December 31, 2001, $571,408 was repurchased.


NOTE L--EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share for the years ended December 31:



                                                                    2001             2000             1999
                                                                 ----------       ----------       ----------
Basic:
Net income                                                       $2,600,244       $2,206,710       $1,810,371
                                                                 ==========       ==========       ==========
Weighted-average common shares outstanding                        1,338,744        1,344,166        1,363,040
                                                                 ==========       ==========       ==========
Earnings per share                                               $     1.94       $     1.64       $     1.33
                                                                 ==========       ==========       ==========

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2001, 2000 and 1999


NOTE L--EARNINGS PER SHARE (Continued)


                                                                    2001             2000             1999
                                                                 ----------       ----------       ----------
Diluted:
Net income                                                       $2,600,244       $2,206,710       $1,810,371
                                                                 ==========       ==========       ==========
Weighted-average common shares outstanding                        1,338,744        1,344,166        1,363,040
Net effect of dilutive stock options - based on the
    treasury stock method using average market
    price                                                            85,945           43,714           23,752
                                                                 ----------       ----------       ----------
Weighted-average common shares outstanding
    and common stock equivalents                                  1,424,689        1,387,880        1,386,792
                                                                 ==========       ==========       ==========
Earnings per share- assuming dilution                            $     1.83       $     1.59       $     1.31
                                                                 ==========       ==========       ==========

NOTE M--STOCK OPTION PLAN

The Bancorp has a stock-based compensation plan consisting of a fixed stock option plan which is described below. The Bancorp applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its stock option plan. Had compensation cost for the Bancorp's stock option plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of Statement of Financial Accounting Standards No. 123, the Bancorp's net income and net income per share would have been adjusted to the pro forma amount indicated below for the years ended December 31:


                                                                    2001             2000             1999
                                                                 ----------       ----------       ----------
Net income
    As reported                                                  $2,600,244       $2,206,710       $1,810,371
    Pro forma                                                     2,420,321        2,026,787        1,631,106

Net income per share
    As reported                                                        1.94             1.64             1.33
    Pro forma                                                          1.81             1.51             1.20

Net income per share-assuming dilution
    As reported                                                        1.83             1.59             1.31
    Pro forma                                                          1.70             1.46             1.18


                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2001, 2000 and 1999


NOTE M--STOCK OPTION PLAN (Continued)

The Bancorp approved a stock option plan (the Plan), effective March 31, 1996 and terminating March 31, 2006, under which incentive and nonstatutory stock options, as defined under the Internal Revenue Code, may be granted. The Plan is administered by a committee appointed by the Board. Options representing 411,814 shares of the Bancorp's authorized and unissued common stock may be granted under the Plan by the committee to directors, full-time officers, and full-time employees of the Bancorp at a price to be determined by the Committee, but in the case of incentive stock options shall not be less than 100% of the fair market value of the shares on the date the incentive stock option is granted. In addition, the Bancorp shall grant options to purchase 2,801 shares of common stock to each Board member on March 1st of each year, provided the person was a member of the Board for the entire preceding year ending December 31st, at an option price equal to the fair market value as of the grant date. The options may have an exercise period of no more than 10 years and are vested upon granting, except for 83,470 of incentive options and 134,448 of nonstatutory options granted in April 1999, which are subject to a graded vesting schedule of 20% per year. No options were granted in 2001 or 2000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999; dividend yield of zero; expected volatility of 26.94 percent; risk-free interest rates of 5.57 and 5.76 percent for the incentive options and 5.57 and 5.76 percent for the nonstatutory options; and expected lives of 10 years for both the incentive and nonstatutory options.

A summary of stock option activity, adjusted to give effect to stock dividends and stock splits follows for the years ended December 31:

                                                                  Incentive Stock Options
                               ----------------------------------------------------------------------------------------------
                                           2001                             2000                            1999
                               -----------------------------      --------------------------   ----------------------------

                                   Weighted-                        Weighted-                        Weighted-
                                    Average                          Average                          Average
                                Exercise Price       Shares       Exercise Price       Shares      Exercise Price     Shares
                               ---------------      ---------     --------------      ---------     --------------    -------
Shares under option at
     beginning of year                $  13.54        122,618           $  13.54        122,618          $  14.42      36,342
Options granted                                                                                             13.17      86,276
Options exercised                        14.14         (2,437)
                                                    ---------                         ---------                      --------
Shares under option at
     end of year                         13.53        120,181              13.54        122,618             13.54     122,618
                                                    =========                         =========                      ========


                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2001, 2000 and 1999


NOTE M--STOCK OPTION PLAN (Continued)

                                                             Incentive Stock Options
                               ---------------------------------------------------------------------------------------
                                           2001                         2000                             1999
                               ----------------------------  ----------------------------  ---------------------------

                                   Weighted-                    Weighted-                    Weighted-
                                    Average                      Average                      Average
                               Exercise Price       Shares   Exercise Price       Shares   Exercise Price      Shares
                               --------------      --------  --------------      --------  --------------      -------
Options exercisable at
     end of year                                    83,992                        69,732                       53,037
Weighted-average fair value
     of options granted during
     the year                                                                                       $7.18

                                                             Nonstatutory Stock Options
                               ---------------------------------------------------------------------------------------
                                                     2001                2000                         1999
                               ------------------------------  ---------------------------   -------------------------

                                   Weighted-                    Weighted-                    Weighted-
                                    Average                      Average                      Average
                               Exercise Price       Shares   Exercise Price       Shares   Exercise Price      Shares
                               --------------      --------  --------------      --------  --------------      -------
Shares under option at
     beginning of year               $  13.05       218,509        $  13.00       224,112        $  12.56       56,028
Options granted                                                                                     13.14      168,084
Options exercised                       12.89       (14,005)          11.00        (5,603)
                                                    -------                      --------                     --------
Shares under option at
     end of year                        13.06       204,504           13.05       218,509           13.00      244,112
                                                    =======                      ========                     ========

Options exercisable at
     end of year                                    120,443                       106,453                       84,042
Weighted-average fair value
     of options granted during
     the year                                                                                        7.18


                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2001, 2000 and 1999


NOTE M--STOCK OPTION PLAN (Continued)

The following table summarizes information about fixed stock options outstanding at December 31, 2001:

                                            Options Outstanding
                       ---------------------------------------------------------
                                             Weighted-Average

   Range of                Number       Remaining          Weighted-Average
Exercise Prices         Outstanding     Contractual Life   Exercise Price
---------------         -----------     ----------------   --------------
$9.03 to $10.80              37,309           5.27 years          $   9.60
$12.96 to $13.18            243,158           7.29 years             13.15
$16.09 to $17.81             44,218           6.18 years             16.72
                        -----------

$9.03 to $17.81             324,685           6.93 years             13.23
                        ===========

                                           Options Exercisable
                                ------------------------------------------

   Range of                         Number                Weighted-Average
Exercise Prices                  Exercisable               Exercise Price

$9.03 to $10.80                       37,309                 $   9.60
$12.96 to $13.18                     122,908                    13.13
$16.09 to $17.81                      44,218                    16.72
                                ------------

$9.03 to $17.81                      204,435                    13.27
                                ============

NOTE N--RELATED PARTY TRANSACTIONS

The Bancorp has entered into transactions with its directors, executive officers and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The following is a summary of the aggregate activity involving related party borrowers at December 31, 2001 and 2000:

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2001, 2000 and 1999


NOTE N--RELATED PARTY TRANSACTIONS (Continued)


                                                  2001              2000
                                              -----------       -----------

Loans outstanding at beginning of year        $ 2,423,000       $ 2,035,000
Loans disbursements                               768,000           952,000
Loan repayments                                  (955,000)         (564,000)
                                              -----------       -----------

Loans outstanding at end of year              $ 2,236,000       $ 2,423,000
                                              ===========       ===========


At December 31, 2001,  commitments to related parties of approximately  $891,000
were  undisbursed.   Deposits  received  from  directors  and  officers  totaled
$4,277,000 and $4,221,300 at December 31, 2001 and 2000, respectively.

The Bancorp leases its Glen Ellen office from a director of the Bancorp under a noncancellable operating lease. Lease expense for the years ended December 31, 2001 and 2000 was $11,054 and $10,900, respectively. The remaining lease commitment is approximately $14,260 through March 2003 including a minimum inflationary increase of 4% per year. The monthly lease payments will be increased annually based upon the Consumer Price Index, but not less than 4% annually. The term of the lease is 5 years with an option to extend the lease term for an additional 5 years at the same Consumer Price Index limitations.

NOTE O--COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments: The Bancorp leases its two Sonoma offices and Glen Ellen office under noncancelable operating leases with remaining terms of approximately eight years, four years and two years, respectively. Two of the leases require adjustments to the base rent for changing price indices and have a minimum annual increase of four percent. The Sonoma main office lease has an option to renew for two consecutive five-year terms and the Sonoma annex office has an option to renew for two five-year periods and one four-year period. The Glen Ellen office lease has an option to renew for one additional five-year term. The following table summarizes future minimum commitments under the noncancelable operating leases.

          Year ended December 31:
            2002                                                   $     269,956
            2003                                                         270,097
            2004                                                         276,222
            2005                                                         264,459
            2006                                                         253,071
            Thereafter                                                   678,332
                                                                   -------------

                                                                   $   2,012,137
                                                                   =============
                                     Page 51

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2001, 2000 and 1999


NOTE O--COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

Rental  expense  was  $268,000 in 2001,  $260,000 in 2000 and  $249,000 in 1999.
Sublease rental income was $800 and $3,100 in 2000 and 1999. The Bancorp had no sublease rental income in 2001.

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

                                                    Contractual Amounts
                                                     2001              2000
                                              ---------------    ---------------

          Commitments to extend credit        $     41,920,000   $    35,284,000
          Standby letters of credit                    952,500           493,000

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bancorp evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bancorp upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, certificates of deposits and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bancorp to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending facilities to customers.

The Bancorp has not incurred any losses on its commitments in 2001, 2000 or 1999.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2001, 2000 and 1999


NOTE O--COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

As a guarantor of its customer's credit card accounts, the Bancorp is contingently liable for credit card receivable balances held by another financial institution should the customers default. The total amount guaranteed as of December 31, 2001 and 2000 was $34,000 and $274,500, respectively.


NOTE P--CONCENTRATIONS OF CREDIT RISK

Most of the Bancorp's business activity is with customers located within the State of California, primarily in Sonoma County. The economy of the Bancorp's primary service area is heavily dependent on the area's major industries which are tourism and agriculture, especially wineries, dairies, cheese producers and turkey breeders. General economic conditions or natural disasters affecting the primary service area or its major industries could affect the ability of customers to repay loans and the value of real property used as collateral. While the Bancorp has a diversified loan portfolio, approximately 82% of these loans are secured by real estate in its service area.

The concentrations of credit by type of loan are set forth in Note D. The distribution of commitments to extend credit approximates the distribution of loans outstanding. In addition, the Bancorp has loan commitments in the wine industry, tourism industry and construction loans, representing 8%, 6% and 15%, of outstanding loans, respectively. Standby letters of credit were granted primarily to commercial borrowers. The Bancorp, as a matter of policy, does not extend credit to any single borrower or group of related borrowers on a secured basis in excess of 25% of its unimpaired capital (shareholders' equity plus the allowance for credit losses) and on an unsecured basis in excess of 15% of its unimpaired capital.

The concentrations of investments are set forth in Note C. The Bancorp places its investments primarily in financial instruments backed by the U.S. Government and its agencies or by high quality financial institutions, municipalities or corporations. The Bancorp has significant funds deposited with four correspondent banks. At December 31, 2001 the Bancorp had on deposit $6,500,000 and $5,000,000 in federal funds sold to two of these institutions, which represented 40% and 30% of the Bancorp's net worth, respectively. In addition, deposits with one correspondent bank was in excess of the federally insured limit by $505,709 at December 31, 2001. While management recognizes the inherent risks involved in such concentrations, this concentration provides the Bancorp with an effective and cost efficient means of managing its liquidity position and item processing needs. Management closely monitors the financial condition of their

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2001, 2000 and 1999


NOTE P--CONCENTRATIONS OF CREDIT RISK (Continued)

correspondent banks on a continuous basis. The Bancorp also maintains additional deposit accounts with other correspondent banks should management determine that a change in its correspondent banking relationship would be appropriate.

At December 31, 2001, the Bancorp had life insurance policies with cash surrender values of $1,688,500 and $1,550,000 with two insurance companies, which represented 10% and 9%, respectively, of the Bancorp's net worth. Management closely monitors the financial condition and rating of this insurance company on a regular basis.


NOTE Q--REGULATORY MATTERS

Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank's regulatory agency. Cash dividends are limited to the lesser of retained earnings, if any, or net income for the last three years, net of the amount of any other distributions made to shareholders during such periods. As of December 31, 2001, $3,829,772 was available for cash dividend distribution without prior approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2001, 2000 and 1999


NOTE Q--REGULATORY MATTERS (Continued)

As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                          To Be Well
                                                                                                        Capitalized Under
                                                                                For Capital             Prompt Corrective
                                                            Actual           Adequacy Purposes          Action Provisions
                                                     ---------------------   -------------------        ---------------------
                                                     Amount         Ratio    Amount        Ratio         Amount        Ratio
                                                     -------       -------   -------      -------        -------      ------
                                                                                (in thousands)
As of December 31, 2001:

Total Capital
      (to Risk Weighted Assets)                      $17,781       13.1%     > $10,884    >8.0%         >$13,605       >10.0%
                                                                             -            -             -              -
   Tier I Capital
      (to Risk Weighted Assets)                      $16,072       11.8%     >$  5,442    >4.0%         >$ 8,163       > 6.0%
                                                                             -            -             -              -
   Tier I Capital
      (to Average Assets)                            $16,072       10.4%     >$  6,195    >4.0%         >$ 7,743       > 5.0%
                                                                             -            -             -              -

As of December 31, 2000:

   Total Capital
        (to Risk Weighted Assets)                    $15,326       14.0%     >$  8,731    >8.0%         >$10,914       >10.0%
                                                                             -            -             -              -
   Tier I Capital
        (to Risk Weighted Assets)                    $13,952       12.8%     >$  4,366    >4.0%         >$ 6,549       > 6.0%
                                                                             -            -             -              -
   Tier I Capital
        (to Average Assets)                          $13,952       10.1%     >$  5,520    >4.0%         >$ 6,900       > 5.0%
                                                                             -            -             -              -


NOTE R--CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

A condensed balance sheet as of December 31, 2001 and 2000 and the related condensed statement of operations and cash flows for the year ended December 31, 2001 and two months ended December 31, 2000 for Sonoma Valley Bancorp (parent company only) are presented as follows (there was no parent company activity during 1999):

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2001, 2000 and 1999


NOTE R--CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (Continued)

                            Condensed Balance Sheets
                           December 31, 2001 and 2000


                                                                2001                   2000
                                                            ------------       ------------
Assets
    Cash                                                    $    349,706       $    255,630
    Other assets                                                  87,699             19,110
    Investment in common stock of subsidiary                  16,233,657         14,030,506
                                                            ------------       ------------

                                                            $ 16,671,062       $ 14,305,246
                                                            ============       ============

Shareholders' equity
    Common stock                                            $ 11,025,885       $  9,585,003
    Retained earnings                                          5,645,177          4,720,243
                                                            ------------       ------------
                                                            $ 16,671,062       $ 14,305,246
                                                            ============       ============


                       Condensed Statements of Operations
 For the year ended December 31, 2001 and the two months ended December 31, 2000


Dividend from subsidiary                                    $    500,000       $    300,000
Expenses                                                          36,620             44,370
                                                            ------------       ------------
Income before income taxes and equity in undistributed
    income of subsidiary                                         463,380            255,630
Income tax benefit                                                16,419             19,110
                                                            ------------       ------------
                                                                 479,799            274,740
Equity in undistributed net income of subsidiary               2,120,445            111,750
                                                            ------------       ------------

Net income                                                  $  2,600,244       $    386,490
                                                            ============       ============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2001, 2000 and 1999


NOTE R--CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (Continued)

                       Condensed Statements of Cash Flows
 For the year ended December 31, 2001 and the two months ended December 31, 2000


                                                                          2001              2000
                                                                      ------------       ------------
Operating activities:
    Net income                                                        $  2,600,244       $    386,490
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Equity in undistributed net income of subsidiary                (2,120,445)          (111,750)
        Increase in other assets                                           (17,218)           (19,110)
                                                                      ------------       ------------
                        Net cash provided by operating activities          462,581            255,630
                                                                      ------------       ------------
Financing activities:
    Stock repurchases                                                     (571,408)
    Stock options exercised                                                214,858
    Fractional shares purchased                                            (11,955)
                                                                      ------------       ------------
                            Net cash used by financing activities         (368,505)

                          Net change in cash and cash equivalents           94,076            255,630

                   Cash and cash equivalents at beginning of year          255,630
                                                                      ------------       ------------
                         Cash and cash equivalents at end of year     $    349,706       $    255,630
                                                                      ============       ============

Supplemental Disclosures of Noncash Activities:
    Stock Dividend                                                    $  1,381,976

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

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2001, 2000 and 1999


NOTE S--FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Bancorp and Subsidiary's financial instruments are as follows at December 31:



                                                                 2001                          2000
                                                     -----------------------------  -------------------------

                                                                      Estimated                   Estimated
                                                         Carrying        Fair         Carrying       Fair
                                                         Amount         Value          Amount       Value
                                                     --------------  ------------  ------------  ------------
Financial assets:
     Cash and due from banks                         $    7,150,662  $  7,150,662  $  7,262,394  $  7,262,394
     Federal funds sold                                  13,250,000    13,250,000     2,920,000     2,920,000
     Investment securities
        available- for-sale                              10,936,270    10,936,270    21,358,387    21,358,387
     Investment securities held-
        to-maturity                                      11,795,980    12,142,652    12,182,311    12,414,261
     Loans and lease financing
        receivables, net                                105,032,209   105,660,396    90,464,005    89,512,884
     Accrued interest receivable                            952,061       952,061     1,151,924     1,151,924
     Cash surrender value of life
        insurance                                         5,030,531     5,030,531     1,917,304     1,917,304
Financial liabilities:
     Deposits                                           137,654,979   137,977,557   123,096,072   123,157,508
     Accrued interest payable                                64,423        64,423       101,935       101,935


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

                        December 31, 2001, 2000 and 1999


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

Off-balance  sheet  instruments:   Off-balance  sheet  commitments   consist  of
commitments to extend credit and standby letters of credit. The contract or notional amounts of the Bancorp's financial instruments with off- balance-sheet risk are disclosed in Note O. Estimating the fair value of these financial instruments is not considered practicable due to the immateriality of the amounts of fees collected, which are used as a basis for calculating the fair value, on such instruments.

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

Item 12. Certain Relationships and Related Transactions.

The information called for in Item 12 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 180 days from fiscal year end.

Item 13. Financial Statements, Exhibits and Reports on Form 8-K.

Financial Statements

The following financial statements of the Company are filed as part of this Annual Report:

     Number                                                                Page

     1.  Independent Auditor's Report ...................................... 26


     2.  Consolidated Balance Sheets as of December 31, 2001 and 2000 .......27

     3.  Consolidated Statements of Operations for the three years ended
         December 31, 2001 ..................................................28


     4.  Consolidated Statements of Changes in Shareholders' Equity
         for the three years ended December 31, 2001 ........................29

     5.  Consolidated Statements of Cash Flows for the three years ended
         December 31, 2001...................................................31

     6.  Notes to Consolidated Financial Statements .........................33

Financial Statement Schedules

All other schedules have been omitted since the required information is not present or is not present in sufficient amounts to require submission of the schedules or because the information is included in the financial statements or the notes thereto.

Exhibits

        The following Exhibits are attached or incorporated herein by reference:

3.1     Sonoma Valley Bancorp Articles of Incorporation,  filed as Exhibit
        3.1 to the Registrant's Registration Statement on Form S-8 filed on June 5, 2001.

3.3 Sonoma Valley Bancorp By-laws, filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-8 filed on June 5, 2001.

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

10.6 Sonoma Valley Bank 1996 Stock Option Plan, filed as Exhibit 10.6 to the Form 10-KSB for the year ended December 31, 1997.

10.7 Sonoma Valley Bank Severance Agreement with Mel Switzer, Jr. dated October 21, 1998.

10.8 Sonoma Valley Bank Severance Agreement with Mary Dieter dated October 21, 1998.

10.10    Sonoma Valley Bancorp Assumption of Severance Agreement [Form of]

23.1     Consent of Richardson and Co., Independent Auditors

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    SONOMA VALLEY BANCORP




Date:    March 20, 2002            By:/s/ Mel Switzer, Jr.
                                      -----------------------------------------
                                      Mel Switzer, Jr.
                                      President and
                                      Chief Executive Officer
                                      (Principal Executive Officer)






Date:    March 20, 2002            By:/s/ Mary Quade Dieter
                                      -----------------------------------------
                                      Mary Quade Dieter
                                      Executive Vice President and
                                      Chief Operating Officer
                                      (Principal Finance and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Suzanne Brangham                                        Date: March 20, 2002
--------------------------------------------------------
Suzanne Brangham, Secretary
of the Board and Director

/s/ Dale T. Downing                                         Date: March 20, 2002
--------------------------------------------------------
Dale T. Downing, Director


/s/ Frederick H. Harland                                    Date: March 20, 2002
--------------------------------------------------------
Frederick H. Harland, Director


/s/ Robert B. Hitchcock                                     Date: March 20, 2002
-------------------------------------------------------
Robert B. Hitchcock, Director


/s/ Gerald J. Marino                                        Date: March 20, 2002
--------------------------------------------------------
Gerald J. Marino, Director


/s/ Gary D. Nelson                                          Date: March 20, 2002
--------------------------------------------------------
Gary D. Nelson, Director


/s/ Robert J. Nicholas                                      Date: March 20, 2002
--------------------------------------------------------
Robert J. Nicholas, Chairman
of the Board and Director


/s/ Angelo C. Sangiacomo                                    Date: March 20, 2002
--------------------------------------------------------
Angelo C. Sangiacomo, Director


/s/ Jesse R. Stone                                          Date: March 20, 2002
--------------------------------------------------------
Jesse R. Stone, Director


/s/ Mel Switzer, Jr.                                        Date: March 20, 2002
--------------------------------------------------------
Mel Switzer, Jr., Director


/s/ Harry Weise                                             Date: March 20, 2002
--------------------------------------------------------
Harry Weise, Director