Form 10QSB
period 2002-03-31
SONOMA VALLEY BANCORP
filed 2002-05-13
CIK 1120427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2002           Commission File Number: 000-31929
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


The number of shares of registrant's common stock outstanding as of May 3, 2002 was 1,330,223.

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

                                     Part I
                          Item 1. FINANCIAL STATEMENTS

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

             March 31, 2002 (Unaudited), December 31, 2001 (Audited)
                         and March 31, 2001 (Unaudited)

                                                                                  March 31,        December 31,        March 31,
                                                                                    2002              2001               2001
                                                                               ---------------    --------------    --------------
ASSETS
    Cash and due from banks                                                    $     7,815,648    $    7,150,662    $    5,664,778
    Federal funds sold                                                               7,185,000        13,250,000         3,520,000
                                                                               ---------------    --------------    --------------
                                         Total cash and cash equivalents            15,000,648        20,400,662         9,184,778
    Investment securities available-for-sale, at fair value                          8,818,120        10,936,270        18,717,290
    Investment securities held-to-maturity (fair value
        of $12,043,144, 12,142,652 and $12,450,000,
       respectively)                                                                11,697,786        11,795,980        12,049,814
    Loans and lease financing receivables, net                                     108,948,371       105,032,209        92,929,242
    Premises and equipment, net                                                        599,113           620,652           606,810
    Accrued interest receivable                                                        908,685           952,061         1,074,427
    Cash surrender value of life insurance                                           7,096,768         5,030,531         1,957,292
    Other assets                                                                     2,229,987         2,581,839         2,051,748
                                                                               ---------------    --------------    --------------

                                                            Total assets       $   155,299,478    $  157,350,204    $  138,571,401
                                                                               ===============    ==============    ==============
LIABILITIES
    Noninterest-bearing demand deposits                                        $    30,596,689    $   32,296,390    $   26,330,021
    Interest-bearing transaction deposits                                           23,346,522        23,865,954        21,461,548
    Savings and money market deposits                                               46,269,529        45,523,306        38,213,403
    Time deposits, $100,000 and over                                                17,800,230        17,809,990        15,775,937
    Other time deposits                                                             17,264,733        18,159,339        19,220,495
                                                                               ---------------    --------------    --------------
                                                          Total deposits           135,277,703       137,654,979       121,001,404
    Accrued interest payable
        and other liabilities                                                        2,805,173         3,024,163         2,685,584
                                                                               ---------------    --------------    ---------------
                                                       Total liabilities           138,082,876       140,679,142       123,686,988
    Commitments and contingencies ( see
       accompanying notes )

SHAREHOLDERS' EQUITY
    Common stock, no par value; 10,000,000 shares authorized; 1,330,223 shares at March 31, 2002 1,333,504 shares at December 31, 2001 and 1,278,998 shares at March 31, 2001 issued and
        outstanding                                                                 11,003,572        11,025,885         9,536,907
    Retained earnings                                                                6,120,490         5,483,779         5,173,546
    Accumulated other comprehensive income                                              92,540           161,398           173,960
                                                                               ---------------    --------------    --------------
                                              Total shareholders' equity            17,216,602        16,671,062        14,884,413
                                                                               ---------------    --------------    --------------
                              Total liabilities and shareholders' equity       $   155,299,478    $  157,350,204    $  138,571,401
                                                                               ===============    ==============    ==============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

               For the three months ended March 31, 2002 and 2001

                                                                                        2002             2001
                                                                                     -----------      -----------
INTEREST INCOME
    Loans and leases                                                                 $ 2,276,200      $ 2,275,809
    Taxable securities                                                                   147,595          300,423
    Tax-exempt securities                                                                137,187          143,037
    Federal funds sold                                                                    36,751          102,032
    Dividends                                                                              4,024            4,193
                                                                                     -----------      -----------
                                                   Total interest income               2,601,757        2,825,494
INTEREST EXPENSE
    Interest-bearing transaction deposits                                                 22,772           45,482
    Savings and money market deposits                                                    176,457          315,815
    Time deposits, $100,000 and over                                                     154,613          230,619
    Other time deposits                                                                  139,953          256,610
    Other                                                                                      0            1,738
                                                                                     -----------      -----------
                                                  Total interest expense                 493,795          850,264
                                                                                     -----------      -----------
           NET INTEREST INCOME                                                         2,107,962        1,975,230
    Provision for loan and lease losses                                                   60,000           70,000
                                                                                     -----------      -----------
                                               NET INTEREST INCOME AFTER
                                                  PROVISION FOR LOAN AND
                                                            LEASE LOSSES               2,047,962        1,905,230
NON-INTEREST INCOME                                                                      397,796          306,149
NON-INTEREST EXPENSE
  Salaries and employee benefits                                                         851,432          721,964
  Premises and equipment                                                                 140,112          152,592
  Other                                                                                  387,757          411,752
                                                                                     -----------      -----------
                                              Total non-interest expense               1,379,301        1,286,308
                                                                                     -----------      -----------
                                                 Income before provision
                                                        for income taxes               1,066,457          925,071
  Provision for income taxes                                                             358,135          311,778
                                                                                     -----------      -----------

                                                              NET INCOME             $   708,322      $   613,293
                                                                                     ===========      ===========

                                                    NET INCOME PER SHARE                   $ .53            $ .46
                                                                                           =====            =====

                                                    NET INCOME PER SHARE
                                                       ASSUMING DILUTION                   $ .50            $ .43
                                                                                           =====            =====

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

   For the three months ended March 31, 2002 (Unaudited), and the years ended
                 December 31, 2001 (Audited) and 2000 (Audited)


                                                                                                      Accumulated
                                                                                                        Other
                                 Comprehensive         Common Stock                 Retained         Comprehensive
                                     Income        Shares          Amount           Earnings             Income         Total
                                 -------------  -----------     --------------   --------------     --------------  -------------

BALANCE AT
   JANUARY 1, 2000                                1,230,161     $    8,534,744   $    3,671,578     $     (151,644) $   12,054,678

5% stock dividend                                    60,605          1,068,160       (1,068,160)
Fractional shares                                                                        (7,912)                            (7,912)
Redemption and retirement
  of stock                                          (14,168)           (91,667)        (160,665)                          (252,332)
Stock options exercised and
 related tax benefits                                 5,082             73,766                                              73,766
Net income for the year          $   2,206,710                                        2,206,710                          2,206,710
Other comprehensive loss,
  net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $161,088                        230,336
                                 -------------
Other comprehensive income,
  net of taxes                         230,336                                                             230,336         230,336
                                 -------------  -----------     --------------   --------------     --------------  --------------

Total comprehensive income       $   2,437,046
                                 =============

BALANCE AT
  DECEMBER 31, 2000                               1,281,680      $   9,585,003   $    4,641,551     $      78,692    $  14,305,246

5% stock dividend                                    63,104          1,381,976       (1,381,976)
Fractional shares                                                                       (11,955)                           (11,955)
Redemption and retirement
  of stock                                          (27,717)          (207,323)        (364,085)                          (571,408)
Stock options exercised and
  related tax benefits                               16,437            266,229                                             266,229
Net income for the year          $   2,600,244                                        2,600,244                          2,600,244
Other comprehensive income,
  net of tax:
  Unrealized holding gains
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $57,842                          82,706
                                 -------------
Other comprehensive income,
  net of taxes                          82,706                                                             82,706           82,706
                                 -------------  -----------       ------------   --------------     -------------    -------------

Total comprehensive income       $   2,682,950
                                 =============


                      SONOMA VALLEY BANCORP AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)

   For the three months ended March 31, 2002 (Unaudited), and the years ended
                 December 31, 2001 (Audited) and 2000 (Audited)


                                                                                                 Accumulated
                                                                                                   Other
                                Comprehensive            Common Stock               Retained     Comprehensive
                                   Income           Shares           Amount         Earnings       Income               Total
                                --------------   -------------   ------------     -----------    -------------      -------------

BALANCE AT
  DECEMBER 31, 2001                                  1,333,504   $ 11,025,885     $ 5,483,779    $     161,398      $  16,671,062

Redemption and retirement
  of stock                                              (5,192)       (42,938)        (71,611)                           (114,549)
Stock options exercised and
  related tax benefits                                   1,911         20,625                                              20,625
Net income for the period       $      708,322                                        708,322                             708,322
Other comprehensive income,
  net of tax:
  Unrealized holding gains
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $ (48,157)                      (68,858)
                                --------------
Other comprehensive income,
  net of taxes                         (68,858)                                                        (68,858)           (68,858)
                                --------------   -------------   ------------     -----------    -------------      -------------

Total comprehensive income      $      639,464
                                ==============


BALANCE AT
 MARCH 31, 2002                                      1,330,223   $ 11,003,572     $ 6,120,490    $      92,540       $ 17,216,602
                                                 =============   ============     ===========    =============       ============


                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

               For the three months ended March 31, 2002 and 2001


                                                                                                     2002                2001
                                                                                                  -----------        -----------
OPERATING ACTIVITIES
    Net income                                                                                    $   708,322        $   613,293
    Adjustments to reconcile net income
        to net cash provided by operating activities:
            Provision for loan and lease losses                                                        60,000             70,000
            Depreciation                                                                               36,744             34,874
            Amortization and other                                                                     13,329             19,589
            Net change in interest receivable                                                          43,376             77,497
            Net change in cash surrender value
               of life insurance                                                                      (66,237)           (39,988)
            Net change in other assets                                                                400,009            373,978
            Net change in interest payable and other liabilities                                     (218,990)          (269,074)
                                                                                                  -----------        -----------
                                               NET CASH PROVIDED BY OPERATING ACTIVITIES              976,553            880,169
INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                                         (4,000)            (4,100)
    Proceeds from maturing securities held-to-maturity                                                 90,000            120,000
    Proceeds from maturing securities available-for-sale                                            2,000,000          2,800,000
    Net increase in loans and leases                                                               (3,976,162)        (2,535,237)
    Purchases of life insurance                                                                    (2,000,000)                 0
    Purchases of premises and equipment                                                               (15,205)           (34,386)
                                                                                                  -----------        -----------
                                                  NET CASH USED FOR INVESTING ACTIVITIES           (3,905,367)           346,277

FINANCING ACTIVITIES
    Net change in demand, interest-bearing
        transaction and savings deposits                                                          $(1,472,910)       $(1,988,355)
    Net change in time deposits                                                                      (904,366)          (106,313)
    Stock repurchases                                                                                (114,549)          (129,394)
    Stock options exercised                                                                            20,625                  0
                                                                                                  -----------        -----------
                                               NET CASH PROVIDED BY FINANCING ACTIVITIES           (2,471,200)        (2,224,062)
                                                                                                  -----------        -----------
                                                 NET CHANGE IN CASH AND CASH EQUIVALENTS           (5,400,014)          (997,616)
    Cash and cash equivalents at beginning of period                                               20,400,662         10,182,394
                                                                                                  ------------       -----------
                                              CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 15,000,648       $ 9,184,778
                                                                                                  ============       ===========

SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION:

Cash paid during the year for:
     Interest expense                                                                            $     504,461       $ 1,042,004

SUPPLEMENTAL DISCLOSURES OF
     NONCASH ACTIVITIES:
Net change in unrealized gains and losses on securities                                          $    (117,015)      $   161,895
Net change in deferred income taxes on unrealized
     gains and losses on securities                                                              $      48,157       $   (66,627)


                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
               For the three months ended March 31, 2002 and 2001
                             (dollars in thousands)

                                                          2002                                     2001
                                                          ----                                     ----

ASSETS                                     Average       Income/       Yield/       Average       Income/       Yield/
                                           Balance       Expense        Rate        Balance       Expense        Rate
                                           -------       -------       ------       -------       -------       -----
Interest-earning assets:
Loans(2):
  Commercial                               $  69,941     $   1,393        8.08%   $  54,897       $   1,331      9.83%
  Consumer                                    13,674           281        8.33%      14,498             357      9.99%
  Real estate construction                    16,213           407       10.18%      12,513             324     10.50%
  Real estate mortgage                         6,650           139        8.48%       9,171             214      9.46%
  Tax exempt loans (1)                         3,403            71        8.46%       2,258              47      8.44%
  Leases                                         207             7       13.71%         596              16     10.89%
  Tax exempt leases (1)                          120             4       13.52%         178               4      9.11%
  Unearned loan fees                            (457)                                  (314)
                                           ---------     ---------                ---------       ---------
         Total loans                         109,751         2,302        8.51%      93,797           2,293      9.91%
Investment securities
  Available for sale:
         Taxable                               9,886           151        6.19%      19,923             305      6.21%
  Hold to maturity:
         Taxable                                 202             3        6.02%         204               3      5.96%
         Tax exempt (1)                       11,502           203        7.16%      11,933             212      7.21%
                                           ---------     ---------                ---------       ---------
         Total investment securities          21,590           357        6.71%      32,060             520      6.58%
Federal funds sold                             9,138            37        1.64%       7,538             102      5.49%
Total due from banks/Interest bearing            202             1        2.01%          18               0      0.00%
                                           ---------     ---------                ---------       ---------
  Total interest earning assets              140,681     $   2,697        7.77%     133,413       $   2,915      8.86%
                                                         =========                                =========
Noninterest-bearing assets:
  Reserve for loan losses                     (2,438)                                (2,159)
  Cash and due from banks                      7,329                                  6,432
  Premises and equipment                         617                                    613
  Other assets                                 9,139                                  5,320
                                           ---------                              ---------
           Total assets                     $155,328                               $143,619
                                           =========                              =========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing deposits
         Interest bearing transaction      $  22,190     $      23        0.42%   $  20,878       $       45     0.87%
         Savings deposits                     47,950           176        1.49%      42,294              316     3.03%
         Time deposits over $100,000          17,731           155        3.55%      16,201              231     5.78%
         Other time deposits                  17,676           140        3.21%      19,035              257     5.48%
                                           ---------     ---------                ---------       ----------
           Total interest bearing
                    deposits                 105,547           494        1.90%      98,408              849     3.50%
  Other short term borrowings                      0             0        0.00%         139                2     5.84%
                                           ---------     ---------                ---------       ----------
           Total interest bearing
                     liabilities             105,547     $     494        1.90%      98,547       $      851     3.50%
                                                         =========                                ==========
Non interest bearing liabilities:
  Non interest bearing demand deposits        29,880                                 27,792
  Other liabilities                            2,847                                  2,862
  Shareholders' equity                        17,054                                 14,418
                                           ---------                              ---------
         Total liabilities and
                   shareholders' equity     $155,328                               $143,619
                                           =========                              =========
Interest rate spread                                                      5.87%                                  5.36%
                                                                          ====                                   ====
Interest income                                          $   2,697        7.77%                   $    2,915     8.86%
Interest expense                                               494        1.42%                          851     2.59%
                                                         ---------       -----                    ----------    -----
Net interest income/margin                               $   2,203        6.35%                   $    2,064     6.27%
                                                         =========                                ==========


(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2002 and 2001.
(2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $98,021 and $72,543 for the three months ended March 31, 2002 and 2001, respectively, were amortized to the appropriate interest income categories.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002
                                   (Unaudited)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Sonoma Valley Bancorp and Subsidiary (the "Company") at March 31, 2002 and results of operations for the three months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results through December 31, 2002.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Sonoma Valley Bancorp and its wholly owned subsidiary Sonoma Valley Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Commitments

The Company has no outstanding performance letters of credit at March 31, 2002 and March 31, 2001.

Note 4 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding. The weighted average number of common shares used in computing the net income per common share for the period ending March 31, 2002 was 1,332,587 and for the period ending March 31, 2001 was 1,343,691.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding. The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending March 31, 2002 was 1,429,561 and for the period ending March 31, 2001 was 1,416,678.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      For the Three Month Periods
      Ended March 31, 2002 and 2001

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

Overview

Sonoma Valley Bancorp reported net income of $708,322 for the first three months of 2002 compared with $613,293 for the first three months of 2001. On a per share basis, net income equaled $.53 compared with $.46 per share during the same period in 2001.

Return on average total assets on an annualized basis for the three-month periods was 1.85% and 1.73% respectively. Return on average shareholders' equity on an annualized basis for the same periods was 16.84% and 17.24%, respectively.

RESULTS OF OPERATIONS

Net interest Income

Net interest income is the difference between total interest income and total interest expense. Net interest income, adjusted to a fully taxable equivalent basis, as shown on the table- Average Balance, Yields and Rates Paid, on page 8, is higher than net interest income on the statement of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($95,000 in 2002 and $89,000 in 2001, based on a 34% federal income tax rate).

The improvement in net interest income (stated on a fully taxable equivalent basis) is a result of a smaller decline of $218,000 in interest income compared to the $357,000 decline in interest expense.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin for 2002 increased to 6.35% from 6.27% for the same period in 2001.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) declined by $218,000 to $2.7 million in the three months of 2002, a 7.48% decline over the $2.9 million realized during the same period in 2001.

The $218,000 decrease was a result of a 325 basis point decline in the prime lending rate since March 31, 2001. In spite of a 5.44% increase in average earning assets to $140.7 million in the three month period of 2002 from $133.4 million for the same period of 2001.

Interest Expense

Total interest expense declined by $357,000 to $494,000. The average rate paid on all interest- bearing liabilities declined from 3.50% in 2001 to 1.90% in 2002. Average balances increased from $98.5 million to $105.5 million, a 7.10% gain in deposits. The increase in volume of average balances was responsible for a $47,000 increase in interest expense together with a $404,000 decrease in expense related to lower interest rates resulting in lower interest expense of $357,000.

Individual components of interest income and interest expense are provided in the table-Average Balances, Yields and Rates Paid on page 8.

Provision for Loan Losses

The provision for loan losses charged to operations is based on the Company's monthly evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding. The provision to the allowance for loan losses amounted to $60,000 during the three months of 2002 and $70,000 in the same period in 2001. The provision is based on managements evaluation and assessment of the loan portfolio.

Loans charged-off were $14,683 and recoveries were $2,460 for the three months of 2002 compared with $687 in charge-offs and $9,009 in recoveries for the same period in 2001.

Non-interest Income

Non-interest income of $398,000 increased 30.1% over the $306,000 recorded in the comparable period in 2001. Services Charges were up due to growth in customer activity and an increase in life insurance proceeds due to additional policies.

Non-interest Expense

Total non-interest expense increased 7.2% to $1.38 million during the three months of 2002 from $1.29 million for the same period in 2001. Non-interest expense on an annualized basis represented 3.60% of average total assets in 2002 compared with 3.63% in the comparable period in 2001. The decrease in the 2002 expense ratio reflects normal operating expense as a result of the 8.15% growth in average assets of $155.3 million from $143.6 million in 2001 and reflects the normal increase in the cost of doing business.

Salaries and benefits increased 17.87% from $722,000 in 2001 to $851,000 in 2002. The 2002 increase reflects higher salaries due to market pressures and merit increases. Additionally, the 2002 numbers reflect significant increases in Workers Compensation Insurance and employee health benefits. At March 31, 2002 and 2001, the total full time equivalent employees were 37, although the number of employees has increased from 44 in 2001 to 51 in 2002.

Expense related to premises and equipment declined 7.89% to $140,000 in 2002 from $152,000 in 2001. The Company anticipates increased expense in 2002 as greater investment in technology is planned to better utilize employees' time and offer a higher level of customer service.

Other operating expenses declined by 5.83% to $388,000 in 2002 from $412,000 in 2001. The largest category of other non-interest expense, professional fees, is primarily comprised of data processing, item processing and ATM services, as well as accounting, legal and other professional fees.

Provision for Income Taxes

The provision for income taxes declined to an effective tax rate of 33.58% for the three months of 2002 compared with 33.70% for the three months of 2001. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

BALANCE SHEET ANALYSIS

Investments

Investment securities were $20.5 million at March 31, 2002, an 9.7% decline from the $22.7 million at December 31, 2001 and a 33.3% decline from $30.8 million at March 31, 2001. The Company maintains an investment portfolio of securities rated A or higher by Standard and

Poor's and or Moody's Investors Service. Local tax-exempt bonds are occasionally purchased without an A rating.

Securities are classified as held to maturity, if the Company has both the intent and the ability to hold these securities to maturity. As of March 31, 2002, the Company had securities totaling $11.7 million with a market value of $12.0 million categorized as hold to maturity. Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.

Securities are classified as available for sale if the Company intends to hold these debt securities for an indefinite period of time, but not necessarily to maturity. Investment securities which are categorized as available for sale are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity. Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy. Securities held in the available for sale category are recorded at market value, which is $8.8 million compared to an amortized cost of $8.7 million as of March 31, 2002.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses are recognized in the accounts upon sale, or at such time as management determines that a permanent decline in value exists.

Loans

The Company's loan portfolio was $111.4 million at March 31, 2002, or 82.4% of total deposits. This compares with $107.4 million, or 78.1% of total deposits, at December 31, 2001 and $95.1 million, or 78.6% of total deposits, at March 31, 2001. A comparative schedule of average loan balances is presented in the table on page 8; period end and year-end balances are presented in the following table.



                         March 31,     Percentage     December 31,   Percentage      March 31,      Percentage
                           2002         of Total        2001          of Total         2001          of Total
                           ----         --------        ----          --------         ----          --------

Commercial              $ 73,836,037        66.0%     $ 72,239,607        66.9%      $57,980,525         60.8%
Consumer                  13,342,991        11.9%       14,246,442        13.2%       14,758,080         15.5%
Real estate construction  18,304,725        16.4%        7,237,000        12.9%       12,900,733         13.5%
Real estate mortgage       6,040,680         5.4%       13,864,265         6.7%        9,016,021          9.4%
Leases                       314,299         0.3%          340,714         0.3%          766,975          0.8%
                                           100.0%                        100.0%                         100.0%
                                           ======                        =====                          =====
Deferred loan fees
 and costs, net             (427,029)                     (480,264)                     (294,253)
Allowance for loan
 and lease losses         (2,463,332)                   (2,415,555)                   (2,198,839)
                        ------------                  ------------                   -----------

                        $108,948,371                  $105,032,209                   $92,929,242
                        ============                  ============                   ===========


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

Non Performing Assets

There were $431,000 nonaccrual loans and no loans 90 days or more past due and still accruing at March 31, 2002. There were $288,000 nonaccrual loans and no loans 90 days or more past due and still accruing at March 31, 2001.

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

Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated. However, as of March 31, 2002 the Company believes its overall allowance for loan losses is adequate based on its analysis of conditions at that time.

At March 31, 2002, the allowance for loan losses was $2.5 million, or 2.21% of period-end loans, compared with $2.4 million, or 2.25% at December 31, 2001 and $2.2 million, or 2.31% at March 31, 2001.

An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.


                                            For the Three      For the Year      For the Three
                                             Months Ended         Ended           Months Ended
                                               3/31/02           12/31/01           3/31/01
Balance beginning of year                   $   2,415,555      $   2,120,517     $   2,120,517

Charge-offs:
  Commercial                                      (10,740)           (44,345)                0
  Consumer                                         (3,943)           (31,680)             (687)
                                                  -------           --------             -----
                      Total charge-offs           (14,683)           (76,025)             (687)
Recoveries:

  Commercial                                          930             10,363             2,883
  Consumer                                          1,530             18,700             6,126
                                                    -----             ------             -----
                       Total recoveries             2,460             29,063             9,009

Net charge-offs                                   (12,223)           (46,962)            8,322
Provision charged to operations                    60,000            342,000            70,000
                                                   ------            -------            ------
Balance end of period                       $   2,463,332      $   2,415,555    $    2,198,839
                                                =========          =========         =========
Ratio of net charge-offs
 annualized to average loans                         0.05%              0.05%            -0.04%
Balance in allowance as a percentage                 2.21%              2.61%             2.31%
  of loans outstanding at period end


Deposits

A comparative schedule of average deposit balances is presented in the table on page 8; period end and year-end deposit balances are presented in the following table.


                             March 31,     Percentage    December 31,       Percentage      March 31,       Percentage
                               2002          of Total           2001         of Total         2001           of Total
                               ----          --------           ----         --------         ----           --------

Interest bearing
 transaction deposits          $23,346,522        17.3%       $23,865,954         17.3%       $21,461,548         17.7%
Savings deposits                46,269,529        34.1%        45,523,306         33.1%        38,213,403         31.6%
Time deposits,
$100,000 and over               17,800,230        13.2%        17,809,990         12.9%        15,775,937         13.0%
Other time deposits             17,264,733        12.8%        18,159,339         13.2%        19,220,495         15.9%
                            --------------                ---------------                 ---------------
Total interest bearing
  deposits                     104,681,014        77.4%       105,358,589         76.5%        94,671,383         78.2%
Demand deposits                 30,596,689        22.6%        32,296,390         23.5%        26,330,021         21.8%
                            --------------                ---------------                 ---------------
Total deposits                $135,277,703       100.0%      $137,654,979        100.0%      $121,001,404        100.0%
                            ==============                ===============                 ===============


Total deposits declined by $2.4 million, during the three months of 2002, to $135.3 million from $137.7 million at December 31, 2001. Non-interest bearing demand deposits declined $1.7 million. Savings deposits showed the only increase of $746,000 over year end balances. Time deposits over $100,000 and other time deposits declined by $9,760 and $894,606 respectively.

Risk-Based Capital

The Federal Deposit Insurance Corporation (FDIC) has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off- balance sheet exposures. Under current guidelines, as of March 31, 2002, the Company was required to have minimum Tier I and total risk-based capital ratios of 4% and 8% respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios should be 6% and 10% respectively.

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

The table below presents Tier 1 capital, total capital and total risk-weighted assets at March 31, 2002, along with the related risk-based capital ratio and leverage ratio.

(dollars in thousands)



            Total
         Risked-based       TIER 1                 TOTAL                Leverage
            Assets          Capital     Ratio      Capital      Ratio    Ratio
            ------          -------     -----      -------      -----    -----

           $138,261          $17,123    12.38%     $18,860      13.64%   11.04%



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

     The Company has more liabilities than assets repricing during the next year. However, because the Company's asset rates change more than deposit rates, the Company's interest income will change more than cost of funds when rates change. Its net interest margin should therefore increase somewhat when rates increase and shrink somewhat when rates fall. The current estimate is a $182,000 change for a 1% change in the Fed Funds rate.

     The Company controls its long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than its long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of March 31, 2002 for the Company's interest-bearing assets and interest-bearing liabilities, and the Company's interest rate sensitivity gap as a percentage of total interest-earning assets.



MARCH 31, 2002                              3 months    12 months    3 years    5 years    15 years    >15 years    Totals
                                            --------    ---------    -------    -------    --------    ---------    ------
(in thousands)

ASSETS:
  Fixed rate investments                   $   4,600   $   2,832   $   7,734    $   416    $   3,473   $   1,190    $   20,245
  Variable rate investments                        0           0           0          0            0         271           271
  Fixed rate loans                             7,551       9,601      10,343      7,733       37,236       2,835        75,299
  Variable rate loans                         33,815         202       1,220        876            0           0        36,113
  Interest-bearing balances due from banks         8                                                                         8

  Fed funds sold                               7,185                                                                     7,185
                                           ---------   ---------   ---------    --------   ---------   ---------    ----------
     Interest bearing assets                  53,159      12,635      19,297       9,025      40,709       4,296       139,121
                                           ---------   ---------   ---------    --------   ---------   ---------    ----------

LIABILITIES:
  Interest bearing transaction deposits       23,347                                                                    23,347
  Savings deposits                            46,269                                                                    46,269
  Time Deposits                                                                                                              0
     Fixed rate >100m                          8,876       7,509         907         508                                17,800
     Fixed rate <100m                          7,294       7,386       2,119         415                                17,214
     Floating rate >100m                                                                                                     0
     Floating rate <100m                          51                                                                        51
  Borrowings                                       0                                                                         0
                                           ---------   ---------   ---------    --------   ---------   ---------    ----------


    Interest Bearing Liabilities           $  85,837   $  14,895   $   3,026    $    923   $       0   $       0    $  104,681
                                           ---------   ---------   ---------    --------   ---------   ---------    -----------


Rate Sensitivity Gap                         (32,678)     (2,260)    16,271        8,102      40,709       4,296
                                           ---------   ---------   --------     --------   ---------   ---------
Cumulative Rate Sensitivity Gap              (32,678)   (34,938)   (18,667)      (10,565)     30,144      34,440
                                           ---------   --------    -------      --------   ---------   ---------

Cumulative Position to Total Assets           -21.04%    -22.50%    -12.02%        -6.80%      19.41%      22.18%
                                           ---------   --------    -------      --------   ---------   ---------

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


                              SONOMA VALLEY BANCORP



Date:   May 13, 2002                       /s/ Mel Switzer, Jr.
     ----------------------                -------------------------------------
                                           Mel Switzer, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date:  May 13, 2002                        /s/ Mary Quade Dieter
     ---------------------                 -------------------------------------
                                           Mary Quade Dieter
                                           Executive Vice President and
                                           Chief Operating Officer
                                           (Principal Accounting Officer)