Form 10QSB
period 2002-06-30
SONOMA VALLEY BANCORP
filed 2002-08-14
CIK 1120427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended June 30, 2002            Commission File Number: 000-31929
                           -------------------------

                             SONOMA VALLEY BANCORP
                 (Name of small business issuer in its charter)


      CALIFORNIA                                        68-0454068
     -------------                                    --------------
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


The number of shares of registrant's common stock outstanding as of August 6, 2002 was 1,392,075.

Transitional small business disclosure format.
(Check one) Yes       No   X
                -----    -----

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                           Part I                                           Page
                                                                            ----

Item 1.        Financial Statements

               Consolidated Balance Sheets                                    3
               Consolidated Statements of Operations                          4
               Consolidated Statements of Changes in Shareholders' Equity     5
               Consolidated Statements of Cash Flows                          7
               Average Balances/Yields and Rates Paid                         8
               Notes to Consolidated Financial Statements                     9

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations

               Forward Looking Statements                                     10
               Overview-Six Month Periods                                     10
               Results of Operations                                          10
               Balance Sheet Analysis                                         12
               Overview-Three Month Periods                                   18

                           Part II
Item 1.        Legal Proceedings                                              22

Item 2.        Changes in Securities                                          22

Item 3.        Defaults Upon Senior Securities                                22

Item 4.        Submission of Matters to a Vote of Security Holders            22

Item 5.        Other Information                                              23

Item 6.        Exhibits and Reports on Form 8-K                               23


Signatures                                                                    24




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

                                     Part I

 Item 1.                     FINANCIAL STATEMENTS
                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

            June 30, 2002 (Unaudited) and December 31, 2001 (Audited)
                          and June 30, 2001 (Unaudited)

                                                                                June 30        December 31       June 30
                                                                                  2002             2001             2001
                                                                              ------------     ------------     ------------
ASSETS
Cash and due from banks                                                       $  8,878,954     $  7,150,662     $  6,023,290
Federal funds sold                                                               4,470,000       13,250,000        2,265,000
                                                                              ------------     ------------     ------------
                                         Total cash and cash equivalents        13,348,954       20,400,662        8,288,290
Investment securities held-to-maturity (fair
  value of $11,563,000, $12,143,000 and
  $12,673,000, respectively)                                                    11,114,931       11,795,980       12,341,609
Investment securities available-for-sale at fair value                           5,837,202       10,936,270       17,485,792
Loans and lease financing receivables, net                                     113,027,763      105,032,209       99,765,246
Premises and equipment, net                                                        673,787          620,652          637,335
Accrued interest receivable                                                        850,666          952,061        1,061,046
Cash surrender value of life insurance                                           7,163,005        5,030,531        1,981,264
Other assets                                                                     2,116,617        2,581,839        2,083,941
                                                                              ------------       ----------     ------------
                                                            Total assets      $154,132,925     $157,350,204     $143,644,523
                                                                              ============     ============     ============
LIABILITIES
Non interest-bearing demand deposits                                          $ 31,091,090     $ 32,296,390     $ 29,037,222
Interest-bearing transaction deposits                                           21,262,165       23,865,954       21,549,367
Savings and money market deposits                                               45,743,459       45,523,306       39,054,102
Time deposits, $100,000 and over                                                17,686,611       17,809,990       16,452,418
Other time deposits                                                             17,603,258       18,159,339       19,191,157
                                                                              ------------     ------------     ------------
                                                          Total deposits       133,386,583      137,654,979      125,284,266
Accrued interest payable and other liabilities                                   2,918,528        3,024,163        2,878,788
                                                                              ------------     ------------     ------------
                                                       Total liabilities       136,305,111      140,679,142      128,163,054
SHAREHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares
authorized; 1,391,426 shares at June 30, 2002, 1,333,504
shares at December 31, 2001 and 1,272,996 shares at
June 30, 2001 issued & outstanding.                                             12,750,744       11,025,885        9,520,047
Retained earnings                                                                4,975,042        5,483,779        5,774,607
Accumulated other comprehensive income                                             102,028          161,398          186,815
                                                                              ------------     ------------     ------------
                                              Total shareholders' equity        17,827,814       16,671,062       15,481,469
                                                                              ------------     ------------     ------------
                              Total liabilities and shareholders' equity      $154,132,925     $157,350,204     $143,644,523
                                                                              ============     ============     ============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                 For the Three Months           For the Six Months
                                                                    Ended June 30,                 Ended June 30,
                                                                 2002          2001              2002           2001
                                                              ----------     ----------       ----------     ----------

INTEREST INCOME
  Loans and leases                                            $2,358,919     $2,284,843       $4,635,119     $4,560,652
  Taxable securities                                             105,728        269,327          253,323        569,750
  Tax-exempt securities                                          125,509        138,060          262,696        281,097
  Federal funds sold                                              23,801         32,509           60,552        134,541
  Dividends                                                        3,749          4,288            7,773          8,481
                                                              ----------     ----------       ----------     ----------
                                      Total interest income    2,617,706      2,729,027        5,219,463      5,554,521
INTEREST EXPENSE
  Interest-bearing transaction deposits                           21,468          39,721          44,240         85,203
  Savings and money market deposits                              153,301         243,186         329,758        559,001
  Time deposits, $100,000 and over                               141,286         204,514         295,899        435,133
  Other time deposits                                            126,993         235,491         266,946        492,101
  Other borrowing                                                      0           5,483               0          7,221
                                                              ----------     -----------      ----------     ----------
                                     Total interest expense      443,048         728,395         936,843      1,578,659
                                                              ----------     -----------      ----------     ----------
                                        NET INTEREST INCOME    2,174,658       2,000,632       4,282,620      3,975,862
  Provision for loan and lease losses                             75,000          77,000         135,000        147,000
                                                              ----------     -----------      ----------     ----------
                                        NET INTEREST INCOME
                                        AFTER PROVISION FOR
                                      LOAN AND LEASE LOSSES    2,099,658       1,923,632       4,147,620      3,828,862

NON-INTEREST INCOME                                              383,170         317,771         780,966        623,920
NON-INTEREST EXPENSE
  Salaries and employee benefits                                 833,302         756,796       1,684,734      1,478,760
  Premises and equipment                                         159,102         147,565         299,214        300,157
  Other                                                          407,135         373,119         794,892        784,871
                                                              ----------     -----------      ----------     ----------
                                 Total non-interest expense    1,399,539       1,277,480       2,778,840      2,563,788
                                                              ----------     -----------      ----------     ----------
                                    Income before provision
                                           for income taxes    1,083,289         963,923       2,149,746      1,888,994
  Provision for income taxes                                     365,806         332,982         723,941        644,760
                                                              ----------     -----------      ----------     ----------

                                                 NET INCOME   $  717,483     $   630,941      $1,425,805     $1,244,234
                                                              ==========     ===========      ==========     ==========
NET INCOME PER SHARE                                          $      .51     $       .45      $     1.02     $      .88
                                                              ==========     ===========      ==========     ==========
NET INCOME PER SHARE-
ASSUMING DILUTION                                             $      .48     $       .43      $      .95     $      .84
                                                              ==========     ===========      ==========     ==========

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

     For the six months ended June 30,2002 (Unaudited), and the years ended
                  December 31, 2001(Audited) and 2000 (Audited)


                                                                                                    Accumulated
                                                                                                       Other
                             Comprehensive                Common Stock               Retained      Comprehensive
                                 Income             Shares            Amount         Earnings         Income          Total
                             -------------      -------------      -----------      -----------      ---------      ----------

BALANCE AT
   JANUARY 1, 2000                                  1,230,161      $ 8,534,744      $ 3,671,578      $(151,644)    $12,054,678

5% stock dividend                                      60,605        1,068,160       (1,068,160)
Fractional shares                                                                        (7,912)                        (7,912)
Redemption and retirement
  of stock                                            (14,168)         (91,667)        (160,665)                      (252,332)
Stock options exercised and
 related tax benefits                                   5,082           73,766                                          73,766
Net income for the year      $   2,206,710                                            2,206,710                      2,206,710
Other comprehensive loss,
  net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $161,088                    230,336
                             -------------
Other comprehensive loss,
  net of taxes                     230,336                                                             230,336         230,336
                             -------------      -------------      -----------      -----------      ---------     -----------

Total comprehensive income   $   2,437,046
                             =============

BALANCE AT
  DECEMBER 31, 2000                                 1,281,680      $ 9,585,003      $ 4,641,551      $  78,692     $14,305,246

5% stock dividend                                      63,104        1,381,976       (1,381,976)
Fractional shares                                                                       (11,955)                       (11,955)
Redemption and retirement
  of stock                                            (27,717)        (207,323)        (364,085)                      (571,408)
Stock options exercised and
  related tax benefits                                 16,437          266,229                                         266,229
Net income for the year      $   2,600,244                                            2,600,244                      2,600,244
Other comprehensive income,
  net of tax:
  Unrealized holding gains
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $57,842                      82,706
                             -------------
Other comprehensive income,
  net of taxes                      82,706                                                              82,706          82,706
                             -------------      -------------      -----------      -----------      ---------     -----------
Total comprehensive income   $   2,682,950
                             =============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)

        For the six months ended June 30, 2002 (Unaudited), and the years ended
                 December 31, 2001 (Audited) and 2000 (Audited)


                                                                                                   Accumulated
                                                                                                      Other
                             Comprehensive              Common  Stock                Retained      Comprehensive
                                Income             Shares          Amount            Earnings         Income          Total
                             -------------      -------------      -----------      -----------      ---------     -----------


BALANCE AT
  DECEMBER 31, 2001                                 1,333,504      $11,025,885      $ 5,483,779      $ 161,398     $16,671,062

Stock dividend                                         66,258        1,788,977       (1,788,977)
Redemption and retirement
  of stock                                            (10,247)         (84,743)        (145,565)                      (230,308)
Stock options exercised and
  related tax benefits                                  1,911           20,625                                          20,625
Net income for the period    $  1,425,805                                             1,425,805                      1,425,805
Other comprehensive income,
  net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $ (41,520)                  (59,370)
                             -------------
Other comprehensive income,
  net of taxes                     (59,370)                                                            (59,370)        (59,370)
                             -------------      -------------      -----------      -----------      ---------     -----------

Total comprehensive income   $   1,366,435
                             =============

BALANCE AT
 JUNE 30, 2002                                      1,391,426      $12,750,744      $ 4,975,042      $ 102,028     $17,827,814
                                                =============      ===========      ===========      =========     ===========

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                 For the six months ended June 30, 2002 and 2001


                                                                                                  2002              2001
                                                                                               ------------     ------------
OPERATING ACTIVITIES

    Net income                                                                                 $  1,425,805     $  1,244,234
    Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                                     135,000          147,000
      Depreciation                                                                                   73,120           69,956
      Amortization and other                                                                         21,927           39,745
      Net change in interest receivable                                                             101,395           90,878
      Net change in other assets                                                                    506,743          332,796
      Net change in cash surrender value of life insurance                                         (132,474)         (63,960)
      Net change in interest payable and other liabilities                                         (105,635)         (75,870)
                                                                                               ------------     ------------
                                                 NET CASH PROVIDED BY OPERATING ACTIVITIES        2,025,881        1,784,779
INVESTING ACTIVITIES
    Securities held-to-maturity:
      Investment purchases                                                                                0         (304,409)
      Proceeds from maturing investments                                                            665,000          120,000
    Securities available-for-sale:
      Investment purchases                                                                           (7,700)          (8,300)
      Proceeds from maturing investments                                                          5,000,000        4,050,000
   Net change in loans                                                                           (8,130,555)      (9,448,241)
   Purchases of life insurance                                                                   (2,000,000)
   Purchases of premises and equipment                                                             (126,255)         (99,993)
                                                                                               ------------     ------------
                                                    NET CASH USED FOR INVESTING ACTIVITIES       (4,599,510)      (5,690,943)
FINANCING ACTIVITIES
   Net change in demand, interest-bearing transaction and savings deposits                       (3,588,936)       1,647,364
   Net change in time deposits                                                                     (679,460)         540,830
   Exercise of stock options                                                                         20,625                0
   Stock repurchases                                                                               (230,308)        (176,134)
                                                                                               ------------     ------------
                                           NET CASH (USED)PROVIDED BY FINANCING ACTIVITIES       (4,478,079)       2,012,060
                                                                                               ------------     ------------
                                                   NET CHANGE IN CASH AND CASH EQUIVALENTS       (7,051,708)      (1,894,104)
   Cash and cash equivalents at beginning of period                                              20,400,662       10,182,394
                                                                                               ------------     ------------
                                                CASH AND CASH EQUIVALENTS AT END OF PERIOD     $ 13,348,954     $  8,288,290
                                                                                               ============     ============
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
   Interest                                                                                         953,015     $  1,762,173
   Income taxes                                                                                     285,000          406,286
Change in unrealized gains and losses
 on securities available-for-sale                                                                  (100,890)         183,739
Change in deferred income taxes on
  unrealized holding gains & losses on securities                                                    41,520          (75,616)

                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
                 For the six months ended June 30, 2002 and 2001
                             (dollars in thousands)

                                                                2002                               2001
                                                       ------------------------------       -----------------------------
                                                        Average     Income/     Yield/      Average     Income/     Yield/
ASSETS                                                  Balance     Expense     Rate        Balance     Expense      Rate

Interest-earning assets:
Loans(2):
  Commercial                                             72,291       2,867     8.00%         57,167      2,698      9.52%
  Consumer                                               13,276         548     8.32%         14,966        696      9.38%
  Real estate construction                               17,599         845     9.68%         12,503        639     10.31%
  Real estate mortgage                                    6,257         260     8.38%          9,250        430      9.37%
  Tax exempt loans (1)                                    3,450         146     8.53%          2,329         98      8.49%
  Leases                                                    192          14    14.70%            574         28      9.84%
  Tax exempt leases (1)                                     121           7    11.67%            179          7      7.89%
  Unearned loan fees                                       (430)                                (315)
                                                       --------    --------                 --------    -------
         Total loans                                    112,756       4,687     8.38%         96,653      4,596      9.59%
Investment securities
  Available for sale:
         Taxable                                          8,238         254     6.22%         18,738        572      6.16%
         Tax exempt(1)                                        0           0     0.00%              0          0      0.00%
  Hold to maturity:
         Taxable                                            202           6     5.99%            203          6      5.96%
         Tax exempt (1)                                  11,269         398     7.12%         11,992        426      7.16%
                                                       --------    --------                 --------    --------
         Total investment securities                     19,709         658     6.73%         30,933      1,004      6.55%
Federal funds sold                                        7,316          61     1.68%          5,096        135      5.34%
Total due from banks/Interest bearing                       112           1     1.80%             15          0      2.69%
                                                       --------    --------                 --------    --------
  Total interest earning assets                         139,893       5,407     7.79%        132,697      5,735      8.72%
                                                                   ========                             ========
Noninterest-bearing assets:
  Reserve for loan losses                                (2,472)                              (2,194)
  Cash and due from banks                                 7,252                                6,422
  Premises and equipment                                    608                                  614
  Other assets                                            9,668                                5,340
                                                       --------                             --------
                                     Total assets      $154,949                             $142,879
                                                       ========                             ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing deposits
         Interest bearing transaction                    22,867          44     0.39%         21,410         85      0.80%
         Savings deposits                                46,186         330     1.44%         40,565        559      2.78%
         Time deposits over $100,000                     17,704         296     3.37%         15,762        435      5.57%
         Other time deposits                             17,528         267     3.07%         19,039        492      5.21%
                                                       --------    --------                 --------    -------
           Total interest bearing Deposits              104,285         937     1.81%         96,776      1,571      3.27%
  Long term debt & other borrowings                           0           0     0.00%            350          7      4.03%
                                                       --------    --------                 --------     -------
           Total interest bearing liabilities           104,285    $    937     1.81%         97,126    $ 1,578      3.28%
                                                                   ========                             =======
Non interest bearing liabilities:
  Non interest bearing demand deposits                   30,475                               28,305
  Other liabilities                                       2,877                                2,851
                             Shareholders' equity        17,312                               14,597
                                                       --------                             --------
       Total liabilities and shareholders' equity      $154,949                             $142,879
                                                       ========                             ========
Interest rate spread                                                            5.98%                                5.44%
                                                                                ====                                 ====
Interest income                                                    $  5,407     7.79%                   $ 5,735      8.72%
Interest expense                                                        937     1.35%                     1,578      2.40%
                                                                   --------     ----                    -------      ----
Net interest income/margin                                           $4,470     6.44%                   $ 4,157      6.32%
                                                                   ========     ====                    =======      ====


(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2002 and 2001.
(2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $190,246 and $134,921 for the six months ended June 30, 2002 and June 30, 2001, respectively, were amortized to the appropriate interest income categories.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Sonoma Valley Bancorp and Subsidiary at June 30, 2002 and results of operations for the three and six months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10- KSB. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results through December 31, 2002.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Sonoma Valley Bancorp and its wholly owned subsidiary Sonoma Valley Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Commitments

The Company has no outstanding performance letters of credit at June 30, 2002 and June 30, 2001.

Note 4 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding. The weighted average number of common shares used in computing the net income per common share for the period ending June 30, 2002 was 1,396,143 and for the period ending June 30, 2001 was 1,406,070.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding. The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending June 30, 2002 was 1,507,811 and for the period ending June 30, 2001 was 1,483,453.

These outstanding shares have been retroactively adjusted to reflect a 5% stock dividend declared June 17, 2002, to shareholders of record July 2, 2002 and payable on July 16, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      For the Six Month Periods
      Ended June 30, 2002 and 2001

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

Overview

Sonoma Valley Bancorp (the "Company") reported net income of $1,425,805 for the first six months of 2002 compared with $1,244,234 for the first six months of 2001. On a per share basis, net income equaled $1.02 compared with $.88 per share during the same period in 2001.

Return on average total assets on an annualized basis for the six-month periods was 1.86% in 2002 and 1.76% in 2001. Return on average shareholders' equity on an annualized basis for the same periods was 16.61% and 17.19%, respectively.

RESULTS OF OPERATIONS

Net interest Income

Net interest income is the difference between total interest income and total interest expense. Net interest income, adjusted to a fully taxable equivalent basis, as shown on the table- Average Balance, Yields and Rates Paid, on page 8, is higher than net interest income on the statement of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($187,000 in 2002 and $181,000 in 2001, based on a 34% federal income tax rate).

The improvement in net interest income (stated on a fully taxable equivalent basis) is a result of a $328,000 decrease in interest income combined with a decrease in interest expense of $642,000.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin for 2002 grew to 6.44% from 6.32% for the same period in 2001.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) declined by $328,000 to $5.4 million in the six months of 2002, a 5.73% decrease over the $5.7 million realized during the same period in 2001. The $328,000 decline was a result of a 425 basis point decline in the prime lending rate.

Interest Expense

Total interest expense decreased by $642,000 to $937,000. The average rate paid on all interest- bearing liabilities decreased from 3.28% in 2001 to 1.81% in 2002. Average balances increased from $97.1 million to $104.3 million, a 7.37% gain in deposits. The increase in volume of average balances was responsible for a $91,000 increase in interest expense offset by a $733,000 decrease in expense related to lower interest rates resulting lower interest expense of $642,000.

Individual components of interest income and interest expense are provided in the table-Average Balances, Yields and Rates Paid on page 8.

Provision for Loan Losses

The provision for loan losses charged to operations is based on the Company's monthly evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding. The provision to the allowance for loan losses amounted to $135,000 during the six months of 2002 and $147,000 in the same period in 2001. The decline in the provision is due to management's evaluation and assessment of the loan portfolio.

Loans charged-off were $16,000 and recoveries were $6,000 for the six months of 2002 compared with $16,000 in charge-offs and $20,000 in recoveries for the same period in 2001.

Non-interest Income

Non-interest income of $781,000 increased 25.2% over the $624,000 recorded in the comparable period in 2001. Services Charges on deposit accounts increased, the bank received additional income for loan referrals and earnings on life insurance increased due the acquisition of additional policies.

Non-interest Expense

Total non-interest expense increased 8.4% to $2.7 million during the six months of 2002 from $2.6 million for the same period in 2001. Non-interest expense on an annualized basis represented 3.62% of average total assets in 2002 compared with 3.59% in the comparable period in 2001.

Salaries and benefits increased 13.9% from $1.5 million in 2001 to $1.7 million in 2002. The 2002 increase reflects higher salaries due to market pressures and merit increases. Additionally, the Company has experienced increases in premiums for workers' compensation and employee benefits. At June 30, 2002 total full time equivalent employees were 37 compared to 36 in 2001.

Expense related to premises and equipment declined .31% to $299,000 in 2002 from $300,000 in 2001. The Company will continue to emphasize investment in technology in order to better utilize employees' time and offer a higher level of customer service. The decline in premises and equipment expense represents timing differences in the implementation of check imaging and Internet banking.

Other operating expenses increased by 1.28% to $795,000 in 2002 from $785,000 in 2001. The largest increases were in the areas of marketing expense and other professional fees.

Provision for Income Taxes

The provision for income taxes declined to an effective tax rate of 33.68% for the six months of 2002 compared with 34.13% for the six months of 2001. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial statement reporting purposes.

BALANCE SHEET ANALYSIS

Investments

Investment securities were $17.0 million at June 30, 2002, a 25.4% decline from the $22.7 million at December 31, 2001 and a 43.2% decline from $29.8 million at June 30, 2001. The Company maintains an investment portfolio of securities rated A or higher by Standard and Poor's and or Moody's Investors Service. Local tax-exempt bonds are occasionally purchased without an A rating.

Securities are classified as held to maturity, if the Company has both the intent and the ability to hold these securities to maturity. As of June 30, 2002, the Company had securities totaling $11.1 million with a market value of $11.6 million categorized as held to maturity. Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.

Securities are classified as available for sale if the Company intends to hold these debt securities for an indefinite period of time, but not necessarily to maturity. Investment securities which are categorized as available for sale are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity. Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy. Securities held in the available for sale category are recorded at market value, which is $5.8 million compared to an amortized cost of $5.7 million as of June 30, 2002.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses to the income statement are recognized upon sale, or at such time as management determines that a permanent decline in value exists.

Loans

The Company's loan portfolio was $115.6 million at June 30, 2002, or 86.6% of total deposits. This compares with $107.4 million, or 78.1% of total deposits, at December 31, 2001 and $102.0 million, or 81.4% of total deposits, at June 30, 2001. A comparative schedule of average loan balances is presented in the table on page 8; period end and year-end balances are presented in the following table.


                              June 30,     Percentage      December 31,      Percentage      June 30,      Percentage
                                2002        of Total          2001            of Total         2001         of Total
                                ----        --------          ----            --------         ----         --------

Commercial                    $79,537,695       65.0%      $72,239,607            66.9%     $66,467,676        65.0%
Consumer                       13,197,630       14.6%       14,246,442            13.2%      15,006,114        14.6%
Real estate construction       17,820,862       11.1%        7,237,000            12.9%      11,395,804        11.1%
Real estate mortgage            5,104,704        8.9%       13,864,265             6.7%       9,115,975         8.9%
Leases                            288,005        0.4%          340,714             0.3%         451,536         0.4%
                             ------------                 ------------                      -----------
                              115,948,896      100.0%      107,928,028           100.0%     102,437,105       100.0%
                                               =====                             =====                        =====
Deferred loan fees
 and costs, net                  (379,937)                    (480,264)                        (400,300)
Allowance for loan
 and lease losses              (2,541,196)                  (2,415,555)                      (2,271,559)
                             ------------                 ------------                      -----------

                             $113,027,763                 $105,032,209                      $99,765,246
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

Based on its risk management review and a review of its loan portfolio, management believes that its allowance for losses for the quarter ending June 30, 2002, is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgment, including the impact of California energy prices discussed above, the perceived ability of borrowers to pass increased energy bills onto their customers and predicted future energy needs of borrowers. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.

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

There were $428,000 of non accrual loans and no loans 90 days or more past due and still accruing at June 30, 2002. There were $920,000 of non accrual loans and no loans 90 days or more past due and still accruing at June 30, 2001.

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

Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated. However, as of June 30, 2002 the Company believes its overall allowance for loan losses is adequate based on its analysis of conditions at that time.

At June 30, 2002, the allowance for loan losses was $2.5 million, or 2.20% of period-end loans, compared with $2.4 million, or 2.25% at December 31, 2001 and $2.3 million, or 2.23% at June 30, 2001.

An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.


                                          For the Six Months         For the Year        For the Six Months
                                                Ended                   Ended                  Ended
                                               6/30/02                 12/31/01               6/30/01
Balance beginning of year                 $      2,415,555        $      2,120,517       $      2,120,517
Charge-offs:
  Commercial                                       (10,741)                (44,345)                (6,000)
  Consumer                                          (5,072)                (31,680)                (9,817)
                                          ----------------        ----------------       ----------------

                      Total charge-offs            (15,813)                (76,025)               (15,817)
Recoveries:

  Commercial                                         3,074                  10,363                  4,914
  Consumer                                           3,380                  18,700                 14,945
                                          ----------------        ----------------       ----------------

                       Total recoveries              6,454                  29,063                 19,859

Net (chargeoffs) recoveries                         (9,359)                (46,962)                 4,042
Provision charged to operations                    135,000                 342,000                147,000
                                          ----------------        ----------------       ----------------
Balance end of period                     $      2,541,196        $      2,415,555       $      2,271,559
                                          ================        ================       ================
Ratio of net charge-offs
 annualized to average loans                          0.02%                   0.05%                 -0.01%
Balance in allowance as a percentage                  2.20%                   2.25%                  2.23%
  of loans outstanding at period end

Deposits

A comparative schedule of average deposit balances is presented in the table on page 8; period end and year-end deposit balances are presented in the following table.


                                 June 30,      Percentage       December 31,        Percentage         June 30,       Percentage
                                  2002         of Total           2001              of Total            2001          of Total
                                  ----         --------           ----              --------            ----          --------

Interest bearing
 transaction deposits         $ 21,262,165        15.9%        $ 23,865,954            17.3%       $ 21,549,367           17.2%
Savings deposits                45,743,459        34.3%          45,523,306            33.1%         39,054,102           31.2%
Time deposits,
$100,000
 and over                       17,686,611        13.3%          17,809,990            12.9%         16,452,418           13.1%
Other time deposits             17,603,258        13.2%          18,159,339            13.2%         19,191,157           15.3%
                              ------------       -----         ------------           -----        ------------           ----
Total interest bearing
 deposits                      102,295,493        76.7%         105,358,589            76.5%         96,247,044           76.8%
Demand deposits                 31,091,090        23.3%          32,296,390            23.5%         26,037,222           23.2%
                              ------------       -----         ------------           -----        ------------          -----
Total deposits                $133,386,583       100.0%        $137,654,979           100.0%       $125,284,266          100.0%
                              ============       =====         ============           =====        ============          =====

Total deposits decreased by $4.3 million, during the six months of 2002, to $133.4 million from $137.7 million at December 31, 2001. Interest bearing checking and non interest bearing demand showed the largest decline of $2.6 million and $1.2 million respectively, over year end balances. Other time deposits and time deposits over $100,000 also decreased $556,000 and $123,000, respectively. Savings deposits increased 220,000 to $45.7 million from $45.5 at December 31, 2002.

Risk-Based Capital

The Federal Deposit Insurance Corporation (FDIC) has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off- balance sheet exposures. Under current guidelines, as of June 30, 2002, the Company was required to have minimum Tier I and total risk-based capital ratios of 4% and 8% respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios should be 6% and 10% respectively.

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

The table below presents Tier 1 capital, total capital and total risk-weighted assets at June 30, 2002, along with the related risk-based capital ratio and leverage ratio.

(dollars in thousands)

    Total
 Risked-based       TIER 1                 TOTAL                   Leverage
    Assets          Capital     Ratio     Capital      Ratio         Ratio
    ------          -------     -----     -------      -----         -----

  $140,887          $17,527     12.44%    $19,288      13.69%        11.35%

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

The Company has more liabilities than assets repricing during the next year. However, because the Company's asset rates change more than deposit rates, the Company's interest income will change more than cost of funds when rates change. Its net interest margin should therefore increase somewhat when rates increase and shrink somewhat when rates fall. The current estimate a $311,000 increase in income for a 1% increase in the Fed Funds rate and a $251,000 decline in income for a 1% decline in the fed funds rate. This exposure to declining rates is currently exaggerated by an assumption that lower interest fixed rate loans will refinance and current deposit rates are static.

The Company controls its long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than its long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of June 30, 2002 for the Company's interest-bearing assets and interest-bearing liabilities, and the Company's interest rate sensitivity gap as a percentage of total interest-earning assets.



June 30, 2002                              3 months      12 months      3 years       5 years      15 years     >15 years     Totals
                                           --------      ---------      -------       -------      --------     ---------     ------
(in thousands)

ASSETS:
  Fixed rate investments                   $  2,202      $   2,656      $ 6,217       $   416      $  3,997     $   1,190    $16,678
  Variable rate investments                       0              0            0             0             0           275        275
  Fixed rate loans                            6,729         10,769        8,106        11,902        40,250         2,834     80,590
  Variable rate loans                        34,023             31           18           858             0             0     34,930
  Interest-bearing balances due from banks       34                                                                               34


  Fed funds sold                              4,470                                                                            4,470
                                           --------       --------      -------       -------      --------     ---------    -------
     Interest bearing assets                 47,458         13,456       14,341        13,176        44,247         4,299    136,977
                                           --------       --------      -------       -------      --------     ---------    -------

LIABILITIES:
  Interest bearing transaction deposits      21,262                                                                           21,262
  Savings deposits                           45,743                                                                           45,743
  Time Deposits
     Fixed rate >100m                         7,541          7,059        2,274           813                                 17,687
     Fixed rate <100m                         6,294          7,649        3,126           483                                 17,552
     Floating rate >100m                                                                                                           0
     Floating rate <100m                         51                                                                               51
  Borrowings                                      0                                                                                0
                                           --------       --------      -------      --------      --------     ---------    -------


    Interest Bearing Liabilities            $80,891        $14,708      $ 5,400       $ 1,296      $      0     $       0   $102,295
                                            -------        -------      -------       -------      --------     ---------   --------

Rate Sensitivity Gap                        (33,433)        (1,252)       8,941        11,880        44,247         4,299
                                           --------       --------      -------       -------      --------     ---------
Cumulative Rate Sensitivity Gap             (33,433)       (34,685)     (25,744)      (13,864)       30,383        34,682
                                           --------       --------      -------       -------      --------     ---------

Cumulative Position to Total Assets          -21.69%        -22.50%      -16.70%        -8.99%       19.71%         22.50%
                                           --------       --------      -------       -------      -------      ---------

For the Three Month Periods
Ended June 30, 2002 and 2001

Overview

The Company reported net income of $718,000 for the second quarter of 2002 compared with $631,000 for the second quarter of 2001. On a per share basis, net income for the three months ended June 30, 2002 equaled $.48 per share compared with $.43 per share during the same period in 2001.

Return on average total assets on an annualized basis for the three months ended June 30, 2002 and 2001 was 1.86% and 1.78%, respectively. Return on average shareholders' equity on an annualized basis for the three months ended June 30, 2002 and 2001 was 16.4% and 17.1%, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, adjusted to a fully taxable equivalent basis, increased $174,000 to $2.3 million for the three months ended June 30, 2002, up 8.3% from the $2.1 million in the comparable period of 2001. Net interest income on a fully taxable equivalent basis, as shown on the table -Average Balances, Yields and Rates Paid on page 21, is higher than net interest income on the statements of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($92,000 in 2002 and $90,000 in 2001, based on a 34% federal income tax rate).

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin for the second quarter of 2002 increased to 6.53% from 6.36% for the comparable period in 2001. This variance is the result of a higher loan to deposit ratio and management's efforts to hold existing loan rates steady and the ability to lower interest rates paid on deposits.

Interest Income

Interest income for the three months ended June 30, 2002 decreased by $110,000 to $2.7 million, 3.9% lower than the $2.8 million realized during the same period in 2001.

Interest Expense

Total interest expense for the three months ended June 30, 2002 declined by $284,000 to $443,000 compared with $727,000 in the same period of 2001. The average rate paid on all interest-bearing liabilities for the second quarter of 2001 declined to 1.72% from 3.05% in the second quarter of 2001, and average balances for the second quarter of 2002 increased to $103.0 million from $95.7 million in the same period of 2001, a 7.6% gain.

The gain in volume of average balances was responsible for a $44,000 increase in interest expense offset by a $328,000 decline related to lower interest rates paid.

Individual components of interest income and interest expense are provided in the table - Average Balances, Yields and Rates Paid on page 21.

Provision for Loan Losses

The provision for loan losses during the second quarter of 2002 was $75,000 compared to $77,000 for the second quarter of 2001. The decrease in the provision is the result of managements' evaluation and assessment of the loan portfolio.

Non-interest Income

Non-interest income of $383,000 for the second quarter of 2002 represented a increase of $65,000, or 20.40%, from the $318,000 for the comparable period in 2001.

Non-interest Expense

For the second quarter of 2002, non-interest expense was $1.4 million compared with $1.3 million for the same period in 2001, representing an increase of $121,000, or 9.5%. The largest increase of non interest expense was salaries and benefits, which increased $76,000, or 10.0%, compared with the three months ended June 30, 2001.

Premises and equipment expense increased $11,000, or 7.4%, to $159,000 for the second quarter of 2002 from $148,000 for the second quarter of 2001.

Other operating expenses for the three months ended June 30, 2002 increased 9.1% to $407,000 from $373,000 in the same period in 2001.

Provision for Income Taxes

The provision for income taxes increased to an effective tax rate of 33.79% in the second quarter of 2002 compared with 34.54% for the comparable period in 2001. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
                For the three months ended June 30, 2002 and 2001
                             (dollars in thousands)


                                                                   2002                                    2001
                                                                   ----                                    ----
                                                    Average       Income/       Yield/      Average       Income/     Yield/
ASSETS                                              Balance       Expense       Rate        Balance       Expense     Rate


Interest-earning assets:
Loans(2):
  Commercial                                         74,618         1,474       7.92%        59,405        1,367      9.23%
  Consumer                                           12,883           267       8.31%        15,426          339      8.81%
  Real estate construction                           18,959           438       9.27%        12,493          315     10.11%
  Real estate mortgage                                5,867           121       8.27%         9,327          216      9.29%
  Tax exempt loans (1)                                3,497            75       8.60%         2,401           51      8.52%
  Leases                                                178             7      15.77%           552           12      8.72%
  Tax exempt leases (1)                                 122             3       9.86%           179            3      6.72%
  Unearned loan fees                                   (403)                                   (317)
                                                   --------         ------                 --------       ------
         Total loans                                115,721          2,385      8.27%        99,466        2,303      9.29%
Investment securities
  Available for sale:
         Taxable                                      6,613            103      6.25%        17,566          267      6.10%
         Tax exempt(1)                                    0              0      0.00%             0            0      0.00%
  Hold to maturity:
         Taxable                                        202              3      5.96%           203            3      5.93%
         Tax exempt (1)                              11,039            195      7.09%        12,049          214      7.12%
                                                   --------         ------                 --------       ------
         Total investment securities                 17,854            301      6.76%        29,818          484      6.51%
Federal funds sold                                    5,532             24      1.74%         2,708           33      4.89%
Total due from banks/Interest bearing                     2              0      1.82%            14            0      2.86%
                                                   --------         ------                 --------       ------
  Total interest earning assets                     139,129          2,710      7.81%       132,006        2,820      8.57%
                                                                    ======                                ======
Non interest-bearing assets:
  Reserve for loan losses                            (2,506)                                 (2,228)
  Cash and due from banks                             7,180                                   6,411
  Premises and equipment                                599                                     615
  Other assets                                       10,190                                   5,361
                                                   --------                                --------
                                 Total assets      $154,592                                $142,165
                                                   ========                                ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing deposits
         Interest bearing transaction                23,544         $   21      0.36%        21,950           40      0.73%
         Savings deposits                            44,443            154      1.39%        38,861          243      2.51%
         Time deposits over $100,000                 17,680            141      3.20%        15,332          204      5.34%
         Other time deposits                         17,380            127      2.93%        19,042          235      4.95%
                                                   --------         ------                 --------       ------
           Total interest bearing Deposits          103,047            443      1.72%        95,185          722      3.04%
  Long term debt & other borrowings                       0              0      0.00%           548            5      3.66%
                                                   --------         ------                 --------       ------
           Total interest bearing liabilities       103,047      $     443      1.72%        95,733       $  727      3.04%
                                                                               =====                                  ====
Non interest bearing liabilities:
  Non interest bearing demand deposits               31,071                                  28,817
  Other liabilities                                   2,906                                   2,840
  Shareholders' equity                               17,568                                  14,775
                                                   --------                                --------
   Total liabilities and shareholders' equity      $154,592                                $142,165
                                                   ========                                ========
Interest rate spread                                                            6.09%                                 5.52%
                                                                               =====                                  ====
Interest income                                                  $   2,710      7.81%                     $2,820      8.57%
Interest expense                                                       443      1.28%                        727      2.21%
                                                                 ---------     -----                      ------      ----
Net interest income/margin                                       $   2,267      6.53%                     $2,093      6.36%
                                                                 =========     =====                      ======      ====



(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2002 and 2001.

(2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $92,022 and $62,549 for the three months ended June 30, 2002 and June 30, 2001, respectively, were amortized to the appropriate interest income categories.

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

None

Item 3.             DEFAULTS UPON SENIOR SECURITIES

None

Item 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held the annual meeting of shareholders on May 14, 2002. The following table sets for the the proposals and outcome from the voting.

Proposal Number 1      Election of Directors

                                        Shares voted          Shares withholding
Nominees                                    For                  Authority
--------                              ----------------       ------------------

Suzanne Brangham                              951,744                  15,357
Dale T. Downing                               959,735                   7,366
Fred H. Harland                               959,735                   7,366
Robert B. Hitchcock                           959,735                   7,366
Gerald J. Marino                              872,639                  94,462
Gary D. Nelson                                895,359                  71,742
Robert J. Nicholas                            959,735                   7,366
Angelo C. Sangiacomo                          959,735                   7,366
J. Robert Stone                               957,732                   9,369
Mel Switzer, Jr.                              959,735                   7,366
Harry Weise                                   959,735                   7,366

Proposal Number 2      Approval of The 2002 Equity Incentive Plan; and

Total shares voted:      For               Against                 Abstain
                         ---               -------                 -------
                        587,385            128,491                  25,592

Proposal Number 3      Ratification of Richardson and Company

Total shares voted:      For               Against                 Abstain
                         ---               -------                 -------
                         901,769           50,140                   15,192

Item 5.             OTHER INFORMATION

None

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 99.1  Sarbanes-Oxley Act of 2002 CEO
                  Exhibit 99.2  Sarbanes-Oxley Act of 2002 CFO

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SONOMA VALLEY BANCORP




Date: August 13, 2002                      /s/ Mel Switzer, Jr.
     -------------------------             ----------------------------------
                                           Mel Switzer, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




Date: August 13, 2002                      /s/ Mary Quade Dieter
     -------------------------             -------------------------------------
                                           Mary Quade Dieter
                                           Executive Vice President and
                                           Chief Operating Officer
                                           (Principal Accounting Officer)

                                                                   Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350, AS ADOPTED TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, (the Report) by Sonoma Valley Bancorp (the Company), the undersigned, as the Chief Executive Officer of the Company, hereby certifies pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         The Report fully complies with the requirements of Section 13(a) or
         Section 15(d) of the Securities Exchange Act of 1934; and

         The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                          /s/ Mel Switzer, Jr.
                                          --------------------------------------
                                          Mel Switzer, Jr.
                                          Chief Executive Officer

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350, AS ADOPTED TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, (the Report) by Sonoma Valley Bancorp (the Company), the undersigned, as the Chief Financial Officer of the Company, hereby certifies pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         The Report fully complies with the requirements of Section 13(a) or
         Section 15(d) of the Securities Exchange Act of 1934; and

         The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                             /s/ Mary Quade Dieter
                                             -----------------------------------
                                             Mary Quade Dieter
                                             Chief Financial Officer