Form 10QSB
period 2002-09-30
SONOMA VALLEY BANCORP
filed 2002-11-14
CIK 1120427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended September 30, 2002       Commission File Number: 000-31929
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


The number of shares of registrant's common stock outstanding as of November 6, 2002 was 1,394,247.

Transitional small business disclosure format.
(Check one) Yes       No   X
                -----    -----

                                   FORM 10-QSB

                                TABLE OF CONTENTS


                                                    Part I                Page
                                                                          ----

Item 1.  Financial Statements

         Consolidated Balance Sheets                                         3
         Consolidated Statements of Operations                               4
         Consolidated Statements of Changes in Shareholders' Equity          5
         Consolidated Statements of Cash Flows                               7
         Average Balances/Yields and Rates Paid                              8
         Notes to Consolidated Financial Statements                          9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         Forward Looking Statements                                         10
         Overview-Nine Month Periods                                        10
         Results of Operations                                              10
         Balance Sheet Analysis                                             12
         Overview-Three Month Periods                                       18

Item 3.  Controls and Procedures                                            22

                                     Part II
Item 1.  Legal Proceedings                                                  22

Item 2.  Changes in Securities                                              22

Item 3.  Defaults Upon Senior Securities                                    22

Item 4.  Submission of Matters to a Vote of Security Holders                22

Item 5.  Other Information                                                  22

Item 6.  Exhibits and Reports on Form 8-K                                   22


Signatures                                                                  23




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

                                     Part I

Item 1.                         FINANCIAL STATEMENTS
                       SONOMA VALLEY BANCORP AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS

       September 30, 2002 (Unaudited) and December 31, 2001 (Audited) and
                         September 30, 2001 (Unaudited)

                                                                               September 30         December 31         September 30
   ASSETS                                                                         2002                 2001                2001
                                                                               ------------        ------------        -------------

Cash and due from banks                                                        $  7,618,219        $  7,150,662        $  6,454,381
Federal funds sold                                                               22,235,000          13,250,000           6,670,000
                                                                               ------------        ------------        ------------
                                         Total cash and cash equivalents         29,853,219          20,400,662          13,124,381
Investment securities held-to-maturity (fair
  value of $11,597,000, $12,143,000 and
  $12,236,000, respectively)                                                     10,912,269          11,795,980          11,703,598
Investment securities available-for-sale at fair value                            4,388,652          10,936,270          15,532,810
Loans and lease financing receivables, net                                      117,436,218         105,032,209         103,245,105
Premises and equipment, net                                                         799,961             620,652             625,939
Accrued interest receivable                                                         895,545             952,061           1,119,479
Cash surrender value of life insurance                                            7,229,242           5,030,531           2,005,236
Other assets                                                                      2,624,722           2,581,839           2,385,809
                                                                               ------------        ------------        ------------
                                                            Total assets       $174,139,828        $157,350,204        $149,742,357
                                                                               ------------        ------------        ------------
LIABILITIES
Noninterest-bearing demand deposits                                            $ 33,904,346        $ 32,296,390        $ 28,571,555
Interest-bearing transaction deposits                                            24,199,502          23,865,954          21,501,813
Savings and money market deposits                                                50,626,679          45,523,306          43,180,278
Time deposits, $100,000 and over                                                 23,967,400          17,809,990          18,425,622
Other time deposits                                                              19,824,973          18,159,339          18,858,432
                                                                               ------------        ------------        ------------
                                                          Total deposits        152,522,900         137,654,979         130,537,700
Accrued interest payable and other liabilities                                    3,075,469           3,024,163           3,072,706
                                                                               ------------        ------------        ------------
                                                       Total liabilities        155,598,369         140,679,142         133,610,406
SHAREHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares
authorized; 1,394,433 shares at September 30, 2002,
1,333,504 shares at December 31, 2001 and 1,338,532
shares at September 30, 2001 issued & outstanding.                               12,839,336          11,025,885          11,056,002
Retained earnings                                                                 5,594,567           5,483,779           4,859,714
Accumulated other comprehensive income                                              107,556             161,398             216,235
                                                                               ------------        ------------        ------------
                                              Total shareholders' equity         18,541,459          16,671,062          16,131,951
                                                                               ------------        ------------        ------------
                              Total liabilities and shareholders' equity       $174,139,828        $157,350,204        $149,742,357
                                                                               ------------        ------------        ------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                   For the Three Months                  For the Nine Months
                                                                    Ended September 30,                   Ended September 30,
                                                                   2002              2001            2002               2001
                                                               -------------     -------------    -------------     -------------

INTEREST INCOME
  Loans and leases                                             $   2,391,314     $   2,369,655    $   7,026,433     $   6,930,307
  Taxable securities                                                  67,203           246,845          320,526           816,595
  Tax-exempt securities                                              125,914           136,967          388,610           418,064
  Federal funds sold                                                  70,407            84,858          130,959           219,399
  Dividends                                                            3,800             3,811           11,573            12,292
                                                               -------------     -------------    -------------     -------------
                                      Total interest income        2,658,638         2,842,136        7,878,101         8,396,657
INTEREST EXPENSE
  Interest-bearing transaction deposits                               22,082            35,025           66,322           120,228
  Savings and money market deposits                                  167,254           228,934          497,012           787,935
  Time deposits, $100,000 and over                                   175,805           207,547          471,704           642,680
  Other time deposits                                                136,667           214,528          403,613           706,629
  Other borrowings                                                         0                 0                0             7,221
                                                               -------------     -------------    -------------     -------------
                                     Total interest expense          501,808           686,034        1,438,651         2,264,693
                                                               -------------     ------------     -------------     -------------
                                        NET INTEREST INCOME        2,156,830         2,156,102        6,439,450         6,131,964
  Provision for loan and lease losses                                 70,000            80,000          205,000           227,000
                                                               -------------     -------------    -------------     -------------
                                        NET INTEREST INCOME
                                        AFTER PROVISION FOR
                                             LOAN AND LEASE
                                                     LOSSES        2,086,830         2,076,102        6,234,450         5,904,964

NON-INTEREST INCOME                                                  383,088           334,541        1,164,054           958,461
NON-INTEREST EXPENSE
  Salaries and employee benefits                                     878,696           884,573        2,563,429         2,363,332
  Premises and equipment                                             156,747           141,787          455,961           441,944
  Other                                                              400,550           366,616        1,195,443         1,151,488
                                                               -------------     -------------    -------------     -------------
                                 Total non-interest expense        1,435,993         1,392,976        4,214,833         3,956,764
                                                               -------------     -------------    -------------     -------------
                                    Income before provision
                                           for income taxes        1,033,925         1,017,667        3,183,671         2,906,661
  Provision for income taxes                                         346,821           356,285        1,070,762         1,001,045
                                                               -------------     -------------    -------------     -------------

                                                 NET INCOME    $     687,104     $     661,382    $   2,112,909     $   1,905,616
                                                               =============     =============    =============     =============
NET INCOME PER SHARE                                                 $   .49           $   .47         $   1.51           $  1.36
                                                                     =======           =======         ========           =======
NET INCOME PER SHARE-
ASSUMING DILUTION                                                    $   .45           $   .44         $   1.39           $  1.28
                                                                     =======           =======         ========           =======

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

        For the nine months ended September 30, 2001 (Unaudited), and the years ended December 31, 2000 (Audited) and 1999 (Audited)



                                                                                                    Accumulated
                                                                                                       Other
                                 Comprehensive          Common  Stock               Retained       Comprehensive
                                    Income          Shares          Amount          Earnings          Income             Total
                                 -------------    ---------      ------------     ------------     --------------     ------------

BALANCE AT
   JANUARY 1, 2000                                1,230,161      $  8,534,744     $  3,671,578     $     (151,644)    $ 12,054,678

5% stock dividend                                    60,605         1,068,160       (1,068,160)
Fractional shares                                                                       (7,912)                             (7,912)
Redemption and retirement
  of stock                                          (14,168)          (91,667)        (160,665)                           (252,332)
Stock options exercised and
 related tax benefits                                 5,082            73,766                                               73,766
Net income for the year          $  2,206,710                                        2,206,710                           2,206,710
Other comprehensive loss,
  net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $161,088                       230,336
                                 ------------
Other comprehensive loss,
  net of taxes                        230,336                                                             230,336          230,336
                                 ------------     ---------      ------------     ------------     --------------     ------------

Total comprehensive income       $  2,437,046
                                 ============

BALANCE AT
  DECEMBER 31, 2000                               1,281,680      $  9,585,003     $  4,641,551     $       78,692     $ 14,305,246

5% stock dividend                                    63,104         1,381,976       (1,381,976)
Fractional shares                                                                      (11,955)                            (11,955)
Redemption and retirement
  of stock                                          (27,717)         (207,323)        (364,085)                           (571,408)
Stock options exercised and
  related tax benefits                               16,437           266,229                                              266,229
Net income for the year          $  2,600,244                                        2,600,244                           2,600,244
Other comprehensive income,
  net of tax:
  Unrealized holding gains
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $57,842                         82,706
                                 ------------
Other comprehensive income,
  net of taxes                          82,706                                                             82,706           82,706
                                 -------------    ---------      ------------     ------------     --------------     ------------

Total comprehensive income       $   2,682,950
                                 =============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)

 For the nine months ended September 30, 2002 (Unaudited), and the years ended
                 December 31, 2001 (Audited) and 2000 (Audited)


                                                                                                    Accumulated
                                                                                                      Other
                                 Comprehensive         Common  Stock               Retained        Comprehensive
                                   Income          Shares           Amount         Earnings           Income              Total
                                 -------------    ---------      ------------     ------------     --------------     ------------


BALANCE AT
  DECEMBER 31, 2001                               1,333,504      $ 11,025,885     $  5,483,779     $      161,398     $ 16,671,062

Stock dividend                                       65,742         1,775,026       (1,775,026)
Fractional shares                                                                      (13,951)                            (13,951)
Redemption and retirement
  of stock                                          (14,014)         (115,896)        (213,144)                           (329,040)
Stock options exercised and
  related tax benefits                                9,201           154,321                                              154,321
Net income for the period        $   2,112,909                                       2,112,909                           2,112,909
Other comprehensive income,
  net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $ (37,655)                      (53,842)
                                 -------------
Other comprehensive income,
  net of taxes                         (53,842)                                                           (53,842)         (53,842)
                                 -------------    ---------      ------------     ------------     --------------      -----------

Total comprehensive income       $   2,059,067
                                 =============

BALANCE AT
 SEPTEMBER 30, 2002                               1,394,433      $ 12,839,336     $  5,594,567     $      107,556     $ 18,541,459
                                                  ---------      ------------     ------------     --------------     ------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

              For the nine months ended September 30, 2002 and 2001

                                                                                         2002          2001
                                                                                    -----------     -----------
OPERATING ACTIVITIES

    Net income                                                                      $ 2,112,909     $ 1,905,616
    Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                         205,000         227,000
      Depreciation                                                                      108,717         106,472
      Amortization and other                                                             31,779          56,835
      Net change in interest receivable                                                  56,516          32,445
      Net change in other assets                                                         (5,228)         10,351
      Net change in cash surrender value of life insurance                             (198,711)        (87,932)
      Net change in interest payable and other liabilities                               51,306         118,048
                                                                                    -----------     -----------
                                      NET CASH PROVIDED BY OPERATING ACTIVITIES       2,362,288       2,368,835
INVESTING ACTIVITIES Securities held-to-maturity:
      Investment purchases                                                                    0        (304,409)
      Proceeds from maturing investments                                                860,000         747,700
    Securities available-for-sale:
      Investment purchases                                                             (551,947)        (12,100)
      Proceeds from maturing investments                                              7,000,000       6,050,000
   Net change in loans                                                              (12,609,009)    (13,008,100)
   Purchases of life insurance                                                       (2,000,000)
   Purchases of premises and equipment                                                 (288,026)       (125,113)
                                                                                    -----------     -----------
                                         NET CASH USED FOR INVESTING ACTIVITIES      (7,588,982)     (6,652,022)
FINANCING ACTIVITIES
   Net change in demand, interest-bearing transaction and savings deposits            7,044,877       5,260,319
   Net change in time deposits                                                        7,823,044       2,181,309
   Exercise of stock options                                                            154,321         258,738
   Stock repurchases                                                                   (329,040)       (463,237)
   Fractional shares purchased                                                          (13,951)        (11,955)
                                                                                    -----------     -----------
                                NET CASH (USED)PROVIDED BY FINANCING ACTIVITIES      14,679,251       7,225,174
                                                                                    -----------     -----------
                                        NET CHANGE IN CASH AND CASH EQUIVALENTS       9,452,557       2,941,987
   Cash and cash equivalents at beginning of period                                  20,400,662      10,182,394
                                                                                    -----------     -----------
                                     CASH AND CASH EQUIVALENTS AT END OF PERIOD     $29,853,219     $13,124,381
                                                                                    ===========     ===========
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
   Interest                                                                         $ 1,440,953     $ 2,436,463
   Income taxes                                                                         860,000       1,056,000
Stock dividend                                                                        1,788,977       1,381,975
Change in unrealized gains and losses
 on securities available-for-sale                                                       (91,497)        233,736
Change in deferred income taxes on
  unrealized holding gains & losses on securities                                        37,655         (96,193)

                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
              For the nine months ended September 30, 2002 and 2001
                             (dollars in thousands)

                                                            2002                                  2001
                                                            ----                                  ----
                                                    Average      Income/      Yield/      Average      Income/      Yield/
ASSETS                                              Balance      Expense      Rate        Balance      Expense      Rate

Interest-earning assets:
Loans(2):
  Commercial                                          73,959      4,406        7.96%        59,762      4,146        9.28%
  Consumer                                            13,178        817        8.29%        14,701      1,059        9.63%
  Real estate construction                            18,296      1,265        9.24%        12,193        947       10.38%
  Real estate mortgage                                 5,856        368        8.40%         9,199        637        9.26%
  Tax exempt loans (1)                                 3,420        217        8.48%         2,361        151        8.55%
  Leases                                                 178         20       15.02%           468         35       10.00%
  Tax exempt leases (1)                                  113         11       13.02%           171         11        8.60%
  Unearned loan fees                                    (426)                                 (354)
                                                    --------     ------                   --------
         Total loans                                 114,574      7,104        8.29%        98,501      6,986        9.48%
Investment securities
  Available for sale:
         Taxable                                       7,016        322        6.14%        17,911        819        6.11%
         Tax exempt(1)                                     0          0        0.00%             0          0        0.00%
  Hold to maturity:
         Taxable                                         202          9        5.96%           203         10        6.59%
         Tax exempt (1)                               11,105        589        7.09%        11,897        633        7.11%
                                                    --------     ------                   --------     ------
         Total investment securities                  18,323        920        6.71%        30,011      1,462        6.51%
Federal funds sold                                    10,444        131        1.68%         6,678        219        4.38%
Total due from banks/Interest bearing                     85          1        1.57%            13          0        0.00%
                                                    --------     ------                   --------     ------
  Total interest earning assets                      143,426      8,156        7.60%       135,203      8,667        8.57%
                                                                              =====                    ======
Noninterest-bearing assets:
  Reserve for loan losses                             (2,509)                               (2,231)
  Cash and due from banks                              7,307                                 6,476
  Premises and equipment                                 652                                   619
  Other assets                                         9,857                                 5,234
                                                    --------                              --------
                                   Total assets     $158,733                              $145,301
                                                    ========                              ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing deposits
         Interest bearing transaction                 23,217         66        0.38%        21,968        120        0.73%
         Savings deposits                             46,748        497        1.42%        41,032        788        2.57%
         Time deposits over $100,000                  18,690        472        3.38%        16,204        643        5.31%
         Other time deposits                          17,907        404        3.02%        19,089        707        4.95%
                                                    --------     ------                   --------     ------
           Total interest bearing Deposits           106,562      1,439        1.81%        98,293      2,258        3.07%
  Federal Funds purchased                                  0          0        0.00%             0          0        0.00%
  Other short term borrowings                              0          0        0.00%           232          7        4.03%
                                                    --------     ------                   --------     ------
           Total interest bearing liabilities        106,562     $1,439        1.81%        98,525     $2,265        3.07%
                                                                 ======                                ======
Non interest bearing liabilities:
  Non interest bearing demand deposits                31,604                                29,044
  Other liabilities                                    2,935                                 2,903
                           Shareholders' equity       17,632                                14,829
                                                    --------                              --------
     Total liabilities and shareholders' equity     $158,733                              $145,301
                                                    ========                              ========
Interest rate spread                                                           5.79%                                 5.50%
                                                                               ====                                 =====
Interest income                                                  $8,156        7.60%                   $8,667        8.57%
Interest expense                                                  1,439        1.34%                    2,265        2.24%
                                                                 ------       -----                    ------       -----
Net interest income/margin                                       $6,717        6.26%                   $6,402        6.33%
                                                                 ======       =====                    ======       =====


(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2002 and 2001.
(2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $267,023 and $232,655 for the nine months ended September 30, 2002 and September 30, 2001, respectively, were amortized to the appropriate interest income categories.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Sonoma Valley Bancorp and Subsidiary at September 30, 2002 and results of operations for the three and nine months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10- KSB. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results through December 31, 2002.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Sonoma Valley Bancorp and its wholly owned subsidiary Sonoma Valley Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Commitments

The Company has no outstanding performance letters of credit at September 30, 2002 and September 30, 2001.

Note 4 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding. The weighted average number of common shares used in computing the net income per common share for the period ending September 30, 2002 was 1,394,947 and for the period ending September 30, 2001 was 1,405,209.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding. The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending September 30, 2002 was 1,515,800 and for the period ending September 30, 2001 was 1,491,164.

Prior year shares have been adjusted to reflect the 5% stock dividend paid on July 16, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      For the Nine Month Periods
      Ended September 30, 2002 and 2001

Forward Looking Statements

With the exception of historical facts stated herein, the matters discussed in this Form 10-QSB are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operation of Sonoma Valley Bancorp's wholly owned subsidiary, Sonoma Valley Bank (the"Bank"), projected costs and expenses related to operations of the bank's liquidity, capital resources, and the availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in Sonoma Valley Bancorp's Form 10-KSB for the year ended December 31, 2001, the following; (i) increased competition from other banks, savings and loan associations, thrift and loan associations, finance companies, credit unions, offerors of money market funds, and other financial institutions;
(ii) the risks and uncertainties relating to general economic and political conditions, both domestically and internationally, including, but not limited to, inflation, or natural disasters affecting the primary service area of the Bank or its major industries; or (iii) changes in the laws and regulations governing the Bank's activities at either the state or federal level. Readers of this Form 10-QSB are cautioned not to put undue reliance on "forward looking" statements which, by their nature, are uncertain as reliable indicators of future performance. Sonoma Valley Bancorp disclaims any obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

Overview

Sonoma Valley Bancorp (the "Company") reported net income of $2,112,909 for the first nine months of 2002 compared with $1,905,616 for the first nine months of 2001. On a per share basis, net income equaled $1.51 compared with $1.36 per share during the same period in 2001.

Return on average total assets on an annualized basis for the nine-month periods was 1.78% and 1.75% respectively. Return on average shareholders' equity on an annualized basis for the same periods was 16.02% and 17.36%, respectively.

RESULTS OF OPERATIONS

Net interest Income

Net interest income is the difference between total interest income and total interest expense. Net interest income, adjusted to a fully taxable equivalent basis, as shown on the table- Average Balance, Yields and Rates Paid, on page 8, is higher than net interest income on the statement of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($278,000 in 2002 and $270,000 in 2001, based on a 34% federal income tax rate).

The improvement in net interest income (stated on a fully taxable equivalent basis) is a result of a $511,000 decline in interest income and a decrease in interest expense of $826,000.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin for 2002 decreased to 6.26% from 6.33% for the same period in 2001. This variance is the continuing effect of a decline of the 475 basis points in the prime lending rate when compared to the 350 basis points decline at September 30, 2001.


Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) decreased by $511,000 to $8.2 million in the nine months of 2002, a 5.90% decrease over the $8.7 million realized during the same period in 2001. The increase in volume of average balance was responsible for a $746,000 increase in interest income offset by a $1,257,000 decrease in income related to lower interest rates. The net effect was a decline in interest income of $511,000.

Interest Expense

Total interest expense decreased by $826,000 to $1.4 million. The average rate paid on all interest-bearing liabilities decreased from 3.07% in 2001 to 1.81% in 2002. Average balances increased from $98.5 million to $106.6 million, a 8.16% gain in deposits. The increase in volume of average balances was responsible for a $165,000 increase in interest expense offset by a $991,000 decrease in expense related to lower interest rates resulting in lower interest expense of $826,000.

Individual components of interest income and interest expense are provided in the table-Average Balances, Yields and Rates Paid on page 8.

Provision for Loan Losses

The provision for loan losses charged to operations is based on the Company's monthly evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding. The provision to the allowance for loan losses amounted to $205,000 during the nine months of 2002 and $227,000 in the same period in 2001. The decrease in the provision is due to management's evaluation and assessment of the loan portfolio.

Loans charged-off were $21,000 and recoveries were $14,000 for the nine months of 2002 compared with $56,000 in charge-offs and $26,000 in recoveries for the same period in 2001.

Non-interest Income

Non-interest income of $1.2 million increased 21.5% over the $958,000 recorded in the comparable period in 2001. Services Charges were up due to customers carrying lower balances and deposit growth, credit card merchant fees increased with shift to a new vendor and earnings on life insurance increased due to the purchase of an additional life insurance policy.

Non-interest Expense

Total non-interest expense increased 6.52% to $4.2 million during the nine months of 2002 from $4.0 million for the same period in 2001. Non-interest expense on an annualized basis represented 3.55% of average total assets in 2002 compared with 3.64% in the comparable period in 2001.

Salaries and benefits increased 8.46% from $2.4 million in 2001 to $2.6 million in 2002. The 2002 increase reflects higher salaries due to market pressures and merit increases. At September 30, 2002 and 2001 total full time equivalent employees were 37.

Expense related to premises and equipment increased 3.17% to $456,000 in 2002 from $442,000 in 2001. The Company continues to emphasize investment in technology in order to better utilize employees' time and offer a higher level of customer service.

Other operating expenses declined by 3.82% to $1,195,000 in 2002 from $1,152,000 in 2001. The largest category of other non-interest expense, professional fees, is primarily comprised of data processing, item processing and ATM services, as well as accounting, legal and other professional fees.

Provision for Income Taxes

The provision for income taxes declined to an effective tax rate of 33.63% for the nine months of 2002 compared with 34.44% for the nine months of 2001. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

BALANCE SHEET ANALYSIS

Investments

Investment securities were $15.3 million at September 30, 2002, an 32.7% decline from the $22.7 million at December 31, 2001 and a 43.8% decline from $27.2 million at September 30, 2001. The decline in investment securities has allowed the Company to fund loan opportunities which has allowed the Company to maintain a higher net interest margin. The Company purchases securities rated A or higher by Standard and Poor's and or Moody's Investors Service.

In the event a security is downgraded, the Company will monitor the investment more closely or sell if appropriate. Local tax-exempt bonds are occasionally purchased without an A rating.

Securities are classified as held to maturity, if the Company has both the intent and the ability to hold these securities to maturity. As of September 30, 2002, the Company had securities totaling $10.9 million with a market value of $11.6 million categorized as held to maturity. Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs, pledge requirements and earnings.

Securities are classified as available for sale if the Company intends to hold these debt securities for an indefinite period of time, but not necessarily to maturity. Investment securities which are categorized as available for sale are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity. Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy. Securities held in the available for sale category are recorded at market value, which is $4.4 million compared to an amortized cost of $3.9 million as of September 30, 2002.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses to the income statement are recognized upon sale, or at such time as management determines that a permanent decline in value exists.

Loans

The Company's loan portfolio was $120.1 million at September 30, 2002, or 78.7% of total deposits. This compares with $107.4 million, or 78.1% of total deposits, at December 31, 2001 and $105.6 million, or 80.9% of total deposits, at September 30, 2001. A comparative schedule of average loan balances is presented in the table on page 8; period end and year-end balances are presented in the following table.


                             September 30,     Percentage    December 31,    Percentage    September 30,    Percentage
                                  2002          of Total         2001         of Total          2001         of Total
                                  ----          --------         ----         --------          ----         --------

Commercial                   $ 81,484,879        67.6%       $ 72,239,607      66.9%       $ 69,319,468       65.4%
Consumer                       13,269,622        11.0%         14,246,442      13.2%         13,948,190       13.2%
Real estate construction       20,550,668        17.1%         13,864,265      12.9%         13,076,822       12.3%
Real estate mortgage            4,959,109         4.1%          7,237,000       6.7%          9,265,258        8.7%
Leases                            226,216         0.2%            340,714       0.3%            396,245        0.4%
                             ------------                    ------------                  ------------
                              120,490,494       100.0%        107,928,028     100.0%        106,005,983      100.0%
Deferred loan fees
 and costs, net                  (440,307)                       (480,264)                     (444,116)
Allowance for loan
 and lease losses              (2,613,969)                     (2,415,555)                   (2,316,762)
                             ------------                    ------------                  ------------

                             $117,436,218                    $105,032,209                  $103,245,105
                             ============                    ============                  ============

Risk Elements

The majority of the Company's loan activity is with customers located within Sonoma County. Approximately 82.7% of the total loan portfolio is secured by real estate located in the Company's service area.

Significant concentrations of credit risk may exist if a number of loan customers are engaged in similar activities and have similar economic characteristics. The Company believes it has policies in place to identify problem loans and to monitor concentrations of credits.

Based on its risk management review and a review of its loan portfolio, management believes that its allowance for losses for the quarter ending September 30, 2002, is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgment. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.

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

There were $402,000 of non accrual loans and no loans 90 days or more past due and still accruing at September 30, 2002. There were $347,000 of non accrual loans and no loans 90 days or more past due and still accruing at September 30, 2001.

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

Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated. However, as of September 30, 2002 the Company believes its overall allowance for loan losses is adequate based on its analysis of conditions at that time.

At September 30, 2002, the allowance for loan losses was $2.6 million, or 2.18% of period-end loans, compared with $2.4 million, or 2.25% at December 31, 2001 and $2.3 million, or 2.19% at September 30, 2001.

An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.


                                             For the Nine     For the Year     For the Nine
                                             Months Ended         Ended        Months Ended
                                               9/30/02          12/31/01         9/30/01

Balance beginning of year                    $  2,415,555     $  2,120,517     $  2,120,517
Charge-offs:
  Commercial                                      (10,741)         (44,345)         (44,345)
  Consumer                                        (10,070)         (31,680)         (12,013)
                                             ------------     ------------     ------------

                      Total charge-offs           (20,811)         (76,025)         (56,358)

Recoveries:

  Commercial                                        6,914           10,363            7,958
  Consumer                                          7,311           18,700           17,645
                                             ------------     ------------     ------------

                       Total recoveries            14,225           29,063           25,603

Net (chargeoffs) recoveries                        (6,586)         (46,962)         (30,755)
Provision charged to operations                   205,000          342,000          227,000
                                             ------------     ------------     ------------
Balance end of period                        $  2,613,969     $  2,415,555     $  2,315,762
                                             ============     ============     ============
Ratio of net charge-offs
 annualized to average loans                         0.01%            0.05%            0.04%
Balance in allowance as a percentage                 2.18%            2.25%            2.19%
  of loans outstanding at period end

Deposits

A comparative schedule of average deposit balances is presented in the table on page 8; period end and year-end deposit balances are presented in the following table.


                          September 30,    Percentage     December 31,   Percentage     September 30,     Percentage
                             2002           of Total        2001          of Total         2001           of Total
                             ----           --------        ----          --------         ----           --------

Interest bearing

 transaction deposits     $24,199,502           15.9%     $ 23,865,954        17.3%     $ 21,501,813          16.5%

Savings deposits           50,626,679           33.2%       45,523,306        33.1%       43,180,278          33.1%

Time deposits,
$100,000
 and over                   23,967,400          15.7%       17,809,990        12.9%       18,425,622          14.1%
Other time deposits         19,824,973          13.0%       18,159,339        13.2%       18,858,432          14.4%
                          ------------          -----     ------------       -----      ------------         -----
Total interest bearing
 deposits                  118,618,554          77.8%      105,358,589        76.5%      101,966,145          78.1%
Demand deposits             33,904,346          22.2%       32,296,390        23.5%       28,571,555          21.9%
                          ------------          -----     ------------       -----      ------------         -----
Total deposits            $152,522,900         100.0%     $137,654,979       100.0%     $130,537,700         100.0%
                          ============         =====      ============       =====      ============         =====


Total deposits increased by $14.9 million, during the nine months of 2002, to $152.5 million from $137.7 million at December 31, 2001. Savings deposits and time deposits over $100,000 showed the largest increase of $5.1 million and $6.2 million respectively, over year end balances. Other time deposits, non-interest bearing demand deposits and interest-bearing transaction accounts also increased $1.7 million, $1.6 million and $334,000, respectively.

Risk-Based Capital

The Federal Deposit Insurance Corporation (FDIC) has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off- balance sheet exposures. Under current guidelines, as of September 30, 2002, the Bank was required to have minimum Tier I and total risk-based capital ratios of 4% and 8% respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios should be 6% and 10% respectively.

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

The table below presents Tier 1 capital, total capital and total risk-weighted assets at September 30, 2002, along with the related risk-based capital ratio and leverage ratio.

(dollars in thousands)

     Total
  Risked-based     TIER 1                TOTAL               Leverage
     Assets       Capital     Ratio     Capital     Ratio     Ratio

  $149,590        $18,231     12.19%    $20,110     13.44%    10.98%

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

The Company has more liabilities than assets repricing during the next year. However, because the Company's asset rates change more than deposit rates, the Company's interest income will change more than cost of funds when rates change. Its net interest margin should therefore increase somewhat when rates increase and shrink somewhat when rates fall. The current estimate is a $326,000 increase in income for a 1% increase in the Fed Funds rate and a $273,000 decline in income for a 1% decline in the fed funds rate. This exposure to declining rates is currently exaggerated by an assumption that with lower interest, fixed rate loans will refinance and current deposit rates are static.

The Company controls its long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than its long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of September 30, 2002 for the Company's interest-bearing assets and interest-bearing liabilities, and the Company's interest rate sensitivity gap as a percentage of total interest-earning assets.


SEPTEMBER 30, 2002                    3 months     12 months     3 years     5 years     15 years     >15 years      Totals
                                      --------     ---------     --------    --------    --------     ---------     --------
(in thousands)

ASSETS:
  Fixed rate investments              $    730     $   2,325     $  6,367    $    455    $  3,955     $   1,190     $ 15,022
  Variable rate investments                  0             0            0           0           0           279          279
  Fixed rate loans                       7,037        14,475        7,228      14,036      39,911         2,782       85,469
  Variable rate loans                   33,568           199           13         840           0             0       34,620
  Interest-bearing balances due
  from banks                                35                                                                            35

  Fed funds sold                        22,235                                                                        22,235
                                      --------     ---------     --------    --------    --------     ---------     --------
     Interest bearing assets            63,605        16,999       13,608      15,331      43,866         4,251      157,660
                                      --------     ---------     --------    --------    --------     ---------     --------

LIABILITIES:
  Interest bearing transaction
  deposits                              24,200                                                                        24,200
  Savings deposits                      50,627                                                                        50,627
Time Deposits                                                                                                              0
     Fixed rate >100m                    5,917         9,668        7,291       1,219                                 24,095
     Fixed rate <100m                    5,367         8,125        5,418         737                                 19,647
     Floating rate >100m                                                                                                   0
     Floating rate <100m                    50                                                                            50
  Borrowings                                 0                                                                             0
                                      --------     ---------     --------    --------    --------     ---------     --------
  Interest Bearing Liabilities       $  86,161     $  17,793     $ 12,709    $  1,956           0             0     $118,619
                                     ---------     ---------     --------    --------    --------     ---------     --------

Rate Sensitivity Gap                   (22,556)         (794)         899      13,375      43,866         4,251
                                      --------     ---------     --------    --------    --------     ---------
Cumulative Rate Sensitivity Gap        (22,556)      (23,350)     (22,451)     (9,076)     34,790        39,041
                                      --------     ---------     --------    --------    --------     ---------

Cumulative Position to Total Assets     -12.95%       -13.41%      -12.89%      -5.21%      19.98%        22.42%
                                      --------     ---------     --------    --------    --------     ---------

For the Three Month Periods
Ended September 30, 2002 and 2001

Overview

The Company reported net income of $687,000 for the third quarter of 2002 compared with $661,000 for the third quarter of 2001. On a per share basis, net income for the three months ended September 30, 2002 equaled $.49 per share compared with $.47 per share during the same period in 2001.

Return on average total assets on an annualized basis for the three months ended September 30, 2002 and 2001 was 1.65% and 1.76%, respectively. Return on average shareholders' equity on an annualized basis for the three months ended September 30, 2002 and 2001 was 15.0% and 17.3%, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, adjusted to a fully taxable equivalent basis, remained constant at $2.1 million for the three months ended September 30, 2002, and the comparable period of 2001. Net interest income on a fully taxable equivalent basis, as shown on the table -Average Balances, Yields and Rates Paid on page 21, is higher than net interest income on the statements of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($90,000 in 2002 and $90,000 in 2001, based on a 34% federal income tax rate).

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin for the third quarter of 2002 declined to 5.93% from 6.36% for the comparable period in 2001. This variance is the result of a decline of 125 basis points in the prime lending rate when compared to September 30, 2001.

Interest Income

Interest income for the three months ended September 30, 2002 decreased by $183,000 to $2.75 million, a 6.23% decline over the $2.93 million realized during the same period in 2001. The gain in volume of average balances was responsible for a $249,000 increase in interest income offset by a $432,000 decrease in income related to lower interest rates. The net effect was a decline in interest income of $183,000.

Interest Expense

Total interest expense for the three months ended September 30, 2002 declined by $184,000 to $502,000 compared with $686,000 in the same period of 2001. The average rate paid on all interest-bearing liabilities for the third quarter of 2002 declined to 1.79% from 2.69% in the third quarter of 2001, and average balances for the third quarter of 2002 increased to $111.1 million from $101.3 million in the same period of 2001, a 9.67% gain.

The gain in volume of average balances accounted for a $71,000 increase in interest expense offset by a $255,000 decline related to lower interest rates paid resulting in a $184,000 decrease in interest expense for the third quarter of 2002.

Individual components of interest income and interest expense are provided in the table - Average Balances, Yields and Rates Paid on page 21.

Provision for Loan Losses

The provision for loan losses during the third quarter of 2002 was $70,000 compared to $80,000 for the third quarter of 2001. The decrease in the provision is the result of managements' evaluation and assessment of the loan portfolio.

Non-interest Income

Non-interest income of $383,000 for the third quarter of 2002 represented an increase of $49,000, or 14.5%, from the $335,000 for the comparable period in 2001.

Non-interest Expense

For the third quarter of 2002, non-interest expense was $1.4 million compared with $1.4 million for the same period in 2001, representing an increase of $43,000, or 3.09%. Salaries and benefits decreased $6,000, or .66%, compared with the three months ended September 30, 2001.

Premises and equipment expense increased $15,000, or 10.55%, to $157,000 for the third quarter of 2002 from $142,000 for the third quarter of 2001.

Other operating expenses for the three months ended September 30, 2002 increased 9.26% to $401,000 from $367,000 in the same period in 2001.

Provision for Income Taxes

The provision for income taxes declined to an effective tax rate of 33.54% in the third quarter of 2002 compared with 35.01% for the comparable period in 2001. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
             For the three months ended September 30, 2002 and 2001
                             (dollars in thousands)

                                                             2002                               2001
                                                              ----                               ----
                                                       Average     Income/     Yield/     Average     Income/     Yield/
ASSETS                                                 Balance     Expense     Rate       Balance     Expense     Rate

Interest-earning assets:
Loans(2):
  Commercial                                             77,252     1,539       7.90%       64,889     1,448       8.85%
  Consumer                                               12,986       269       8.22%       14,180       363      10.16%
  Real estate construction                               19,667       420       8.47%       11,591       308      10.54%
  Real estate mortgage                                    5,067       108       8.46%        9,099       207       9.03%
  Tax exempt loans (1)                                    3,359        71       8.39%        2,424        53       8.67%
  Leases                                                    149         6      15.98%          259         7      10.72%
  Tax exempt leases (1)                                      96         4      16.53%          156         4      10.17%
  Unearned loan fees                                       (418)                              (430)
                                                       --------    ------                 --------
         Total loans                                    118,158     2,417       8.12%      102,168     2,390       9.28%
Investment securities
  Available for sale:
         Taxable                                          4,610        68       5.85%       16,276       247       6.02%
         Tax exempt(1)                                        0         0       0.00%            0         0       0.00%
  Hold to maturity:
         Taxable                                            201         3       5.92%          203         4       7.82%
         Tax exempt (1)                                  10,781       191       7.03%       11,709       207       7.01%
                                                       --------    ------                 --------    ------
         Total investment securities                     15,592       262       6.67%       28,188       458       6.45%
Federal funds sold                                       16,639        70       1.67%        9,798        84       3.40%
Total due from banks/Interest bearing                        34         0       0.00%            7         0       0.00%
                                                       --------    ------                 --------    ------
  Total interest earning assets                         150,423     2,749       7.25%      140,161     2,932       8.30%
                                                                               =====                              =====
Noninterest-bearing assets:
  Reserve for loan losses                                (2,583)                            (2,304)
  Cash and due from banks                                 7,417                              6,588
  Premises and equipment                                    739                                628
  Other assets                                           10,231                              5,026
                                                       --------                           --------
                                       Total assets    $166,227                           $150,099
                                                       ========                           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing deposits
         Interest bearing transaction                    23,914      $ 22       0.36%       23,067        35       0.60%
         Savings deposits                                47,864       167       1.38%       41,960       229       2.17%
         Time deposits over $100,000                     20,651       176       3.38%       17,082       207       4.81%
         Other time deposits                             18,660       137       2.91%       19,187       215       4.45%
                                                       --------    ------                  -------    ------
           Total interest bearing Deposits              111,089       502       1.79%      101,296       686       2.69%
  Federal funds purchased                                     0         0       0.00%            0         0       0.00%
  Other short term borrowings                                 0         0       0.00%            0         0       0.00%
                                                       --------    ------                 --------    ------
           Total interest bearing liabilities           111,089    $  502       1.79%      101,296    $  686       2.69%
                                                                               =====                              =====
Non interest bearing liabilities:
  Non interest bearing demand deposits                   33,824                             30,508
  Other liabilities                                       3,050                              3,007
                               Shareholders' equity      18,264                             15,288
                                                       --------                           --------
         Total liabilities and shareholders' equity    $166,227                           $150,099
                                                       ========                           ========
Interest rate spread                                                            5.46%                              5.61%
                                                                               =====                              =====
Interest income                                                     2,749       7.25%                 $2,932       8.30%
Interest expense                                                      502       1.32%                    686       1.94%
                                                                   ------      -----                  ------      -----
Net interest income/margin                                         $2,247       5.93%                 $2,246       6.36%
                                                                   ======      =====                  ======      =====


(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2002 and 2001.
(2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $76,863 and $97,734 for the nine months ended September 30, 2002 and September 30, 2001, respectively, were amortized to the appropriate interest income categories.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within 90 days of the filing date of this report, the Chief Executive Officer and Chief Financial Officer of the Company evaluated the disclosure controls and procedures of the Company and have determined that such controls and procedures are effective.

Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to in the paragraph above.

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


                                           SONOMA VALLEY BANCORP




Date:   November 13, 2002                  /s/ Mel Switzer, Jr.
     ---------------------------           -------------------------------------
                                           Mel Switzer, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




Date:   November 13, 2002                  /s/ Mary Quade Dieter
     ---------------------------           -------------------------------------
                                           Mary Quade Dieter
                                           Executive Vice President and
                                           Chief Operating Officer
                                           (Principal Accounting Officer)

                                 CERTIFICATION

I, Mel Switzer, Jr., Chief Executive Officer for Sonoma Valley Bancorp, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Sonoma Valley Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:    November 13, 2002              /s/ Mel Switzer, Jr.
       ---------------------------       ---------------------------------------
                                         Mel Switzer, Jr.
                                         Chief Executive Officer
                                         (Principal Executive Officer)

                                 CERTIFICATION

I, Mary Quade Dieter,  Chief Financial  Officer for Sonoma Valley
Bancorp,  certify that:

1. I have  reviewed  this  quarterly  report on Form  10-QSB  of  Sonoma  Valley
Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:    November 13, 2002              /s/ Mary Quade Dieter
       ---------------------------       ---------------------------------------
                                         Mary Quade Dieter
                                         Chief Financial Officer
                                         (Principal Accounting and Financial
                                          Officer)

                                                                    Exhibit 99.1


                                  Certification


I, Mel Switzer, Jr., Chief Executive Officer for Sonoma Valley Bancorp, certify that:

1. I have reviewed the quarterly report on Form 10-QSB of Sonoma Valley Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.




Dated:     November 13, 2002                /s/ Mel Switzer, Jr.
        ---------------------------         ------------------------------------
                                            Mel Switzer, Jr.
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                                                    Exhibit 99.2

                                  Certification


I, Mary Quade Dieter, Chief Financial Officer for Sonoma Valley Bancorp, certify that:

1. I have reviewed the quarterly report on Form 10-QSB of Sonoma Valley Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.




Dated:     November 13, 2002                /s/ Mary Quade Dieter
        ---------------------------         ------------------------------------
                                            Mary Quade Dieter
                                            Chief Financial Officer
                                            (Principal Accounting and Financial
                                             Officer)