Form 10-K
period 2002-12-31
SONOMA VALLEY BANCORP
filed 2003-03-25
CIK 1120427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002    Commission File Number: 000-31929
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
       Common Stock, No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) [ ] Yes [ X ] No

Aggregate market value of Common Stock held by non-affiliates of Sonoma Valley Bancorp as of February 19, 2003 based on the current market price of the stock:
$ 28,712,040

The number of shares of registrant's common stock outstanding on the NASD OTC BB as of March 10, 2003 was 1,392,138.

                       DOCUMENTS INCORPORATE BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the registrant's annual meeting of shareholders to be held on May 14, 2003.


                                     Page 1
--------------------------------------------------------------------------------

  With the exception of historical facts stated herein, the matters discussed in this Form 10-K are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operation of Sonoma Valley Bancorp's wholly owned subsidiary, Sonoma Valley Bank, projected costs and expenses related to operations of the bank's liquidity, capital resources, and the availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this Form 10-K, the following: (i) increased competition from other banks, savings and loan associations, thrift and loan associations, finance companies, credit unions, offerors of money market funds, and other financial institutions; (ii) the risks and uncertainties relating to general economic and political conditions, both domestically and internationally, including, but not limited to, inflation, or natural disasters affecting the primary service area of the Bank or its major industries; or (iii) changes in the laws and regulations governing the Bank's activities at either the state or federal level. Readers of this Form 10-K are cautioned not to put undue reliance on "forward looking" statements which, by their nature, are uncertain as reliable indicators of future performance. Sonoma Valley Bancorp disclaims any obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

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

The business operations of the Company continue to be conducted through its wholly-owned subsidiary, Sonoma Valley Bank ("Bank"), which began commercial lending operations on June 3, 1988. In addition to its main branch located in Sonoma, California, the Bank also operates a branch office located in Glen Ellen, California. The following discussion, therefore, although presented on a consolidated basis, analyzes the financial condition and results of operations of the Bank for the twelve month period ended December 31, 2002.

Primary Services

The Bank emphasizes the banking needs of small to medium-sized commercial businesses, professionals and upper middle to high income individuals and families in its primary service area of Sonoma, California and the immediate surrounding area.

The Bank offers depository and lending services keyed to the needs of its business and professional clientele. These services include a variety of demand deposit, savings and time deposit account alternatives, all insured by the FDIC up to its applicable limits. Special merchant and business services,

                                     Page 2
--------------------------------------------------------------------------------
such as coin, night depository, courier, on line cash management and merchant teller are available. The Bank offers bank by mail service, drive-up ATM service, extended hours including Saturday banking, drive-up windows and telephone voice response. The bank is venturing into Internet Banking. The initial customers using the product are our Cash Management Commercial customers. The Bank's lending activities are directed primarily towards granting short and medium-term commercial loans, augmented by customized lines of credit, for such purposes as operating capital, business and professional start-ups, inventory, equipment, accounts receivable, credit cards, and interim construction financing.

The bank is exploring ways to serve the Hispanic community in our market place. We are installing bilingual ATM machine, and have bilingual officers and customer service employees.

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

The Bank's primary service area is currently served by six other banks (including two major banks: Bank of America and Wells Fargo Bank). In order to compete with the major financial institutions in its primary service area, the Bank uses its flexibility as an independent bank. This includes emphasis on specialized services and personalized attention.

In the event there are customers whose loan demands exceed the Bank's lending limit, the Bank seeks to arrange for such loans on a participation basis with other financial institutions and intermediaries. The Bank also is able to assist those customers requiring other services not offered by the Bank by obtaining those services through its correspondent banks.

Concentration of Credit Risk

The majority of the Bank's loan activity is with customers located within the county of Sonoma. While the Bank has a diversified loan portfolio, approximately 83% of these loans are secured by real estate in its service area. This concentration for the year ending December 31, 2002 is presented below:

(in thousands of dollars)

         Secured by real estate:
         Construction/land development         $ 24,889
         Farmland                                 4,197
         1-4 family residences                   20,917
         Commercial/multi-family                 56,663

Employees

As of December 31, 2002, the Company employed 44 full-time equivalent employees.

                                     Page 3
--------------------------------------------------------------------------------

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

With certain exceptions, the Bank Holding Company Act also prohibits us from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a

                                     Page 4
--------------------------------------------------------------------------------
bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that, by statute or by Federal Reserve Board regulation or order, have been determined to be activities closely related to the business of banking or of managing or controlling banks.

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

In 1997, California adopted the Environmental Responsibility Acceptance Act (the "Act") (Cal. Civil Code Sections 850-855) to facilitate the notification of government agencies and potentially responsible parties (for example, for cleanup) of the existence of contamination and the cleanup or other remediation

                                     Page 5
--------------------------------------------------------------------------------
of contamination by the potentially responsible parties. The Act requires, among other things, that owners of sites who have actual awareness of a release of a hazardous material that exceeds a specified notification threshold to take all reasonable steps to identify the potentially responsible parties and to send a notice of potential liability to the parties and the appropriate oversight agency.

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

In January 2001, the Basel Committee on Banking Supervision issued a proposal for a "New Capital Accord." The New Capital Accord incorporates a three-part framework of minimum capital requirements, supervisory review of an institution's capital adequacy and internal assessment process, and market discipline through effective disclosure to encourage safe and sound banking practices. The New Capital Accord is scheduled for implementation by the end of 2006.

The federal banking agencies are required to take "prompt corrective action" in respect of depository institutions and their bank holding companies that do not meet minimum capital requirements. FDIC established five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution's capital tier, or that of its bank holding company, depends upon where its capital levels are in relation to various relevant capital measures, including a risk-based capital measure and a leverage ratio capital measure, and certain other factors.

Under the implementing regulations adopted by the federal banking agencies, a bank holding company or bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" bank holding company or bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and
(iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMELS rating of 1). A bank holding company or bank is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMELS rating of 1); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier 1 risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3% and
(C)"critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The Federal Reserve Board may reclassify a "well capitalized" bank holding company or bank as "adequately capitalized" or subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower capital category if it determines that the bank holding company or bank is in an unsafe or unsound condition or deems the bank holding company or bank to be engaged in an unsafe or unsound practice and not to have corrected the deficiency. The Company and Bank currently meet the definition of "well capitalized" institutions.




                                     Page 6
-------------------------------------------------------------------------------

"Undercapitalized" depository institutions, among other things, are subject to growth limitations, are prohibited, with certain exceptions, from making capital distributions, are limited in their ability to obtain funding from a Federal Reserve Bank and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan and provide appropriate assurances of performance. If a depository institution fails to submit an acceptable plan, including if the holding company refuses or is unable to make the guarantee described in the previous sentence, it is treated as if it is "significantly undercapitalized". Failure to submit or implement an acceptable capital plan also is grounds for the appointment of a conservator or a receiver. "Significantly undercapitalized" depository institutions may be subject to a number of additional requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Moreover, the parent holding company of a "significantly undercapitalized" depository institution may be ordered to divest itself of the institution or of nonbank subsidiaries of the holding company. "Critically undercapitalized" institutions, among other things, are prohibited from making any payments of principal and interest on subordinated debt, and are subject to the appointment of a receiver or conservator.

Each federal banking agency prescribes standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares and other standards as they deem appropriate. The Federal Reserve Board and OCC have adopted such standards.

Depository institutions that are not "well capitalized" or "adequately capitalized" and have not received a waiver from the FDIC are prohibited from accepting or renewing brokered deposits. As of December 31, 2002, the Company and Bank had no brokered deposits.

USA Patriot Act

The USA Patriot Act imposes additional obligations on U.S. financial institutions, including banks and broker dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

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



                                     Page 7
--------------------------------------------------------------------------------

Accounting Pronouncements

In April 2002, the Financial  Accounting Standards Board (FASB) issued Statement
(SFAS) No. 145, which amends Statements No. 4 "Reporting Gains and Losses from Extinguishment of Debt", No. 44 "Accounting for Intangible Assets of Motor Carriers" and No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". The Statement is effective for fiscal years beginning after May 15, 2002, or for transactions occurring after May 15, 2002. This Statement will not have a material impact on Sonoma Valley Bancorp.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit and disposal activities that are initiated after December 31, 2002. This Statement is not expected to have a material effect on Sonoma Valley Bancorp.

In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions". This Statement removes acquisitions of financial institutions from the scope of SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with Statement No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". The Statement indicates that the purchase method of accounting applies to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. This Statement is effective for acquisitions occurring on or after October 1, 2002. This Statement is not expected to have a material effect on the Company.

In December 2002, FASB issued SFAS No. 148, which provides three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock- based employee compensation and the impact on reported financial results. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. This Statement is effective for fiscal and interim periods ending after December 15, 2002. The Company has elected to adopt the prospective transition method effective January 1, 2003 and, accordingly, compensation expense will be recognized for any stock options granted on or after that date. The unvested portion of stock options granted prior to January 1, 2003 will continue to be accounted for under the provisions of APB Opinion No. 28. Management does not expect this Statement to have material impact on the Company's financial condition or results of operations in 2003. Since the method of determining the value of stock options prescribed under SFAS No. 123 is based on a valuation model that relies upon factors that are beyond the Company's control, such as stock price volatility and market interest rates, Management is not able to accurately predict the cost of options that may be granted in the future and the resulting impact on the Company's financial condition and results of operations. Additional information regarding stock options is contained in Notes A and M of the Notes to the Consolidated Financial Statements.

                                     Page 8
--------------------------------------------------------------------------------

Statistical Data

The following information is required by the Industry Guide 3,"Statistical Disclosure by Bank Holding Companies". The averages shown have been calculated using the average daily balance.
                                                                 Sequential Page
                                                                          Number
I. Distribution of Assets, Liabilities and Stock-holders' Equity; Interest Rates and Differential

         A. Average balance sheets                                            16
         B. Analysis of net interest earnings                                 16
         C. Rate/volume analysis                                              17

II.      Investment Portfolio

         A. Book value (Amortized Cost) of investments                        41
         B. Weighted average yield and maturity                16, 20, 25 and 42
         C. Securities of issuer exceeding
                  ten percent of equity:                                    None

III.     Loan Portfolio

         A. Types of loans                                             16 and 43
         B. Maturities and sensitivities of loans
                   to change in interest rates                         25 and 44
         C. Risk elements

                  1. Non-accrual, past due,
                           and restructured loans                      21 and 43
                  2. Potential problem loans:                               None
                  3. Foreign outstandings:                                  None
                  4. Loan concentrations                               20 and 56

         D. Other Interest Bearing Assets:                                  None

IV. Summary of Loan Loss Experience                                21, 22 and 44

V.  Deposits

         A. Average balances and average rates paid                           16
         B. Other categories of deposits                                    None
         C. Foreign outstandings                                            None
         D. Maturity of time deposits greater than $100,000                   25
         E. Maturity of foreign time deposits greater than 100,000          None

VI. Return on Equity and Assets                                               14

VII. Short-term Borrowings:                                                 None


                                     Page 9
--------------------------------------------------------------------------------

Item 2.           Properties

The Company is headquartered in Sonoma, California. At the present time the Company's Bank has two branch offices. In 1995 the Bank leased additional office space adjacent to the Sonoma Branch and in September 1997 the Bank purchased property across the street from the Sonoma Branch. The Sonoma Branch is located at 202 W. Napa Street, Sonoma. The building contains approximately 6800 square feet and has been subleased on a long-term basis (the initial term expires in 2009, with option to extend for two additional five-year terms). The office is considered by management to be well maintained and adequate for the purpose intended. Lease payments made in 2002 totaled $216,326 compared to the $208,005 paid in 2001. The lease provides for future annual rents to be adjusted for changes in the Consumer Price Index ("CPI"), with a minimum annual increase of 4%, effective each March 1st.

In July, 1995, the Bank leased a building at 463 Second Street West. The building contains approximately 2400 square feet and has been leased on a long term basis to coincide with the Sonoma Branch lease. The initial term expired in 2000, with the first option exercised to expire in 2005, with an option to extend for three additional five year terms and one additional four year term. At present the Bank utilizes all of the units. Lease payments made in 2002 totaled $36,376 compared with the $40,720 paid in 2001. The lease provides for future annual rents to be adjusted for changes in the Consumer Price Index ("CPI") effective each July 1st.

In September, 1997 the Bank purchased a building at 472 Second St. West. The building contains approximately 1013 square feet. The Bank paid $246,943 for the property. At present the Bank is utilizing the parking area for additional parking for Bank employees and the Bank is renting out the building premises. Rental income in 2002 was $16,521 compared to $15,576 in 2001.

The Glen Ellen Branch is located at 13751 Arnold Drive, Glen Ellen. The facility is approximately 600 square feet. The facility is leased for a five year term expiring in 2003 with the option to extend for an additional five year term. Lease payments made in 2002 totaled $12,172 compared to $11,054 in 2001. The lease provides for future annual rents to be adjusted for changes in the CPI, with a minimum annual increase of 4% effective April 1st of each year.

Item 3.           Legal Proceedings

In the normal course of operations, the Company and /or its Bank may have disagreements or disputes with vendors, borrowers, or employees, which may or may not result in litigation. These disputes are seen by the Company's management as a normal part of business. There are no pending actions reported and no threatened actions that management believes would have a significant material impact on the Company's financial position, results of operations or cash flows.

Item 4.           Submission of Matters to a Vote of Securities Holders

The Company did not submit any matters to security holders during the fourth quarter of its last fiscal year ended December 31, 2002.



                                     Page 10
--------------------------------------------------------------------------------

                                     PART II

Item 5. Market for the Company's Common Stock and Related Security Holder
        Matters

Following the reorganization the Company's common stock began trading on the Over the Counter Bulletin Board ("OTC BB") under the symbol "SBNK", and the Bank's stock ceased to be traded. The Company is not listed on any exchange or on the National Association of Securities Dealers Automated Quotation System ("NASDAQ").

Several brokers act as facilitators in the trades of Sonoma Valley Bancorp stock. They are:

         A.G. Edwards                          Hoefer and Arnett
         703 2nd Street, Suite 100             555 Market Street, 18th floor
         Santa Rosa, CA  95409                 San Francisco, CA  94105
         Denise Gilseth                        Lisa Gallo
         (800) 972-4800                        (800) 346-5544

         Paine Webber                          Raymond James Financial Services
         6570 Oakmont Drive                    777 Baywood Drive
         Santa Rosa, CA 95409                  Petaluma, CA  94954
         John Rector                           Moe Jacobson
         (707) 539-1500                       (707) 763-0354

         Edward Jones                          Smith Barney
         515 First Street East                 111 Santa Rosa Ave., Suite 303
         Sonoma, CA  95476                     Santa Rosa, CA 95404
         Gary Scott                            Kirk Aguer
         (707) 935-1856                       (707) 571-5702

         Edward  Jones                         Monroe Securities
         19485 Sonoma Hwy, Suite G             47 State Street
         Sonoma, CA  95476                     Rochester, NY 14614
         James Wandzilak                       Helen Rubeins
         (707) 935-0865                       (888) 995-5560

         Wedbush Morgan Securities             Sutro & Co.
         1300 S.W. Fifth Avenue, Suite 2000.   P.O. Box 2859
         Portland, OR  97201-5667              Big Bear Lake, CA 92315
         Joey Warmenhoven                      Troy Norlander
         (503) 224-0480                       (800)288-2811



                                     Page 11
--------------------------------------------------------------------------------

The table below summarizes those trades of the common stock as reported by OTC BB, setting forth the high and low prices for the periods shown. The stock prices have been adjusted for stock dividends.

Quarter Ended:                                          High             Low
                                                      --------         -------

         March 31, 2001                               $  19.16         $ 16.89
         June 30, 2001                                   19.04           18.28
         September 30, 2001                              21.90           18.77
         December 31, 2001                               21.19           20.14

         March 31, 2002                               $  22.38         $ 20.24
         June 30, 2002                                   29.00           21.54
         September 30, 2002                              29.00           26.25
         December 31, 2002                               30.94           26.75


As of February 20, 2003, there were 1,069 holders of record of the Company's common stock.

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



                                     Page 12
--------------------------------------------------------------------------------

Historically, the Bank has declared nine stock dividends of 5% each, two stock dividends of 10% in May 1996 and June 1997 and one 2 for 1 stock split in March 1998 as detailed below:



Date Declared               Record Date                  Date Paid

May 13, 1992                May 31, 1992                 June 15, 1992
June 26, 1993               July 15, 1993                July 31, 1993
July 20, 1994               August 1, 1994               August 15, 1994
January 18, 1995            February 5, 1995             February 20, 1995
August 16, 1995             September 11, 1995           September 29, 1995
May 22, 1996                June 14, 1996                June 28, 1996
June 18, 1997               July 15, 1997                August 1, 1997
March 18, 1998              April 15, 1998               April 30, 1998
July 21, 1999               August 16, 1999              August 31, 1999
August 16, 2000             September 8, 2000            September 25, 2000
July 18, 2001               August 3, 2001               August 17, 2001
June 17, 2002               July 2, 2002                 July 16, 2002



                                     Page 13
-------------------------------------------------------------------------------

Item 6.    Selected Financial Data


                              SONOMA VALLEY BANCORP
                      Selected Consolidated Financial Data
                       dollars in thousands, except share
                               and per share data

                                                       For the years ended:



                                           2002            2001           2000             1999             1998             1997
                                      ----------      ----------     ----------       ----------       ----------       ----------
RESULTS OF OPERATIONS:
       Net interest income            $    8,633      $    8,236     $    7,870       $    6,699       $    5,987       $    5,282
       Provision for loan losses             393             342            335              240              335              295
       Non-interest income                 1,646           1,309            893              941              878              735
       Non-interest expense                5,862           5,224          5,061            4,614            4,100            3,519
       Provision for income tax            1,275           1,379          1,160              976              843              789
       Gain(Loss) securities sold             (5)
       Extraordinary item             ----------      ----------     ----------       ----------       ----------       ----------
                                      $    2,744      $    2,600     $    2,207       $    1,810       $    1,587       $    1,414
                                      ==========      ==========     ==========       ==========       ==========       ==========
SELECTED AVERAGE
BALANCES:
       Assets                         $  164,200      $  147,807     $  135,924       $  123,202       $  107,202       $   98,359
       Loans, net of unearned            116,867         100,605         86,547           73,222           70,838           56,811
       Deposits                          143,228         129,534        120,135          109,801           95,819           89,050
       Shareholders' equity               17,964          15,121         12,984           11,490            9,976            8,377
PER SHARE DATA:
       Basic net income               $     1.97      $     1.85     $     1.57       $     1.27       $     1.11       $      .99
       Fully diluted net income       $     1.80      $     1.74     $     1.52       $     1.25       $     1.10       $      .99
       Period end book value          $    13.73      $    11.91     $    10.14       $     8.49       $     7.50       $     6.37
       Weighted average shares
           outstanding                 1,395,679       1,404,486      1,409,908        1,428,782        1,434,138        1,434,138
FINANCIAL RATIOS:
       Return on average assets             1.67%           1.76%          1.62%            1.47%            1.48%            1.44%
       Return on average
          shareholders' equity             15.27%          17.19%         17.00%           15.75%           15.91%           16.88%
       Net yield on earning
          assets                            6.06%           6.25%          6.49%            6.04%            6.22%            5.95%
       Cost Control ratio                  55.07%          52.72%         55.06%           58.52%           57.97%           57.01%
       Average shareholders'
          equity to average assets         10.94%          10.23%          9.55%            9.33%            9.31%            8.52%
CAPITAL RATIOS:
       Risk-based capital:
       Tier I                              12.31%          11.81%         12.78%           12.36%           12.57%           12.32%
       Total                               13.57%          13.07%         14.04%           13.62%           13.83%           13.57%
       Leverage ratio                      10.62%          10.38%         10.11%            9.54%            9.55%            8.65%
CREDIT QUALITY:
       Net charge-offs to
          average loans                     0.02%           0.05%         -0.04%            0.04%            0.09%            0.25%
       Allowance for possible
          loan losses to period
          end loans                         2.17%           2.25%          2.29%            2.19%            2.12%            2.01%


                                     Page 14
--------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

The Year Ended December 31, 2002 versus December 31, 2001

The business operations of the Company continue to be conducted through its wholly-owned subsidiary, Sonoma Valley Bank ("Bank"), which began commercial lending operations on June 3, 1988. Accordingly, the following discussion and analysis of the financial condition and the results of operations should be read in conjunction with the financial statements and notes included elsewhere in this annual report. Per share amounts for prior years have been adjusted for the Bank's prior 2 for 1 stock split declared March 18, 1998, 10% stock dividends declared June 18, 1997 and May 22, 1996 and 5% stock dividends declared in June 2002, July 2001, August 2000, July 1999, January and August, 1995, July 1994, June 1993 and May, 1992.

Overview

Net income was $2,744,333 ($1.97 per share) for 2002 compared with earnings of $2,600,244 ($1.85 per share) in 2001. Return on average shareholders' equity declined to 15.28% in 2002 compared to 17.19% in 2001. Return on average total assets for 2002, 2001 and 2000 were 1.67%, 1.76% and 1.62%, respectively.

At December 31, 2002 total assets were $182.6 million, a 16.1% increase over the $157.4 million at December 31, 2001. The Company showed loan growth to $128.1 million in 2002, compared with $107.4 million at year-end 2001, a growth rate of 19.2%. Deposits also increased, growing 16.2%, from $137.7 million at year-end 2001 to $160.0 million at year-end 2002. The loan-to-deposit ratio increased from 78.1% in 2001 to 80.0% in 2002, a reflection of stronger loan growth compared to the growth of deposits.

Net Interest Income

Net interest income is the difference between total interest income and total interest expense. Net interest income, adjusted to a fully taxable equivalent basis, increased $399,000 to $9.0 million, up 4.6% from 2001 net interest income of $8.6 million. Net interest income on a fully taxable equivalent basis, as shown on the table - Average Balances, Yields and Rates Paid (page 16), is higher than net interest income on the statements of operations because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($366,000 in 2002 and $364,000 in 2001, based on a 34% federal income tax rate).

The increase in net interest income (stated on a fully taxable equivalent basis) was the net effect of a $523,000 decrease in interest income and a $922,000 decrease in interest expense which is a result of deposit rates declining faster than loan rates.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin declined 19 basis points to 6.06% in 2002 from 6.25% in 2001.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) decreased by $523,000 to $11.0 million in 2002, a 4.6% decline over the $11.5 million realized in 2001.

The $523,000 decrease was the net effect of a 7.9% increase in average earning assets to $148.4 million offset by a 96 basis point decline in average yield for the year.

                                     Page 15
--------------------------------------------------------------------------------

                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
                                   Rate/Volume

                                                   2002                            2001                             2000
                                                   ----                            ----                             ----

ASSETS                                 Average    Income/     Yield/    Average   Income/     Yield/    Average   Income/  Yield/
                                       Balance    Expense     Rate      Balance   Expense     Rate      Balance   Expense   Rate
                                       --------   --------    -----     --------  -------     ------    -------   -------  -----
Interest-earning assets:
Loans(2):
  Commercial                           $ 75,696   $  5,978     7.90%   $ 61,888   $ 5,582      9.02%  $ 52,475   $ 5,195    9.90%
  Consumer                               13,186      1,098     8.33%     14,583     1,370      9.39%    11,889     1,179    9.92%
  Real estate construction               19,040      1,689     8.87%     12,393     1,279     10.32%    11,316     1,224   10.82%
  Real estate mortgage                    5,732        481     8.39%      8,983       823      9.16%     8,763       830    9.47%
  Tax exempt loans (1)                    3,367        285     8.46%      2,566       220      8.57%     1,798       149    8.29%
  Leases                                    164         27    16.46%        409        42     10.27%       537        55   10.24%
  Tax exempt leases (1)                     106         15    14.15%        165        15      9.09%       122        11    9.02%
  Unearned loan fees                       (424)                           (382)                          (353)
                                       --------    -------             --------   -------             --------
         Total loans                    116,867      9,573     8.19%    100,605     9,331      9.27%    86,547     8,643    9.99%
Investment securities
  Available for sale:
         Taxable                          6,029        365     6.05%     16,420     1,001      6.10%    22,696     1,420    6.26%
         Tax exempt(1)                        0          0     0.00%          0         0      0.00%       199        15    7.54%
  Hold to maturity:
         Taxable                            201         13     6.47%        203        13      6.40%       347        19    5.48%
         Tax exempt (1)                  10,904        777     7.13%     11,779       837      7.11%    11,509       803    6.98%
                                       --------   --------             --------   -------             --------    ------
         Total investment securities     17,134      1,155     6.74%     28,402     1,851      6.51%    34,751     2,257    6.50%
Federal funds sold                       14,053        216     1.54%      8,219       286      3.48%     4,802       294    6.12%
FHLB Stock                                  275         15     5.45%        261        15      5.75%       285        22    7.72%
Total due from banks/Interest bearing        73          1     1.37%         11         0      2.73%        40         2    4.33%
                                      ---------   --------             --------   -------             --------   -------
  Total interest earning assets         148,402   $ 10,960     7.39%    137,498   $11,483      8.35%   126,425    11,218    8.87%
                                                  ========                        =======                        =======

Noninterest-bearing assets:
  Reserve for loan losses                (2,547)                         (2,263)                        (1,916)
  Cash and due from banks                 7,600                           6,620                          6,115
  Premises and equipment                    705                             620                            619
  Other assets                           10,040                           5,332                          4,681
                                       --------                        --------                       --------
                  Total assets         $164,200                        $147,807                       $135,924
                                       ========                        ========                       ========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing deposits
         Interest bearing transaction  $ 23,794   $     84     0.35%   $ 21,940   $   149      0.68%  $ 20,875   $   204    0.98%
         Savings deposits                48,052        656     1.37%     42,074       997      2.37%    38,400     1,016    2.65%
         Time deposits over $100,000     18,362        547     2.98%     16,739       845      5.05%    15,177       831    5.48%
         Other time deposits             20,155        674     3.34%     18,913       885      4.68%    18,594       947    5.09%
                                       --------   --------             --------   -------             --------   -------
           Total interest bearing
                     Deposits           110,363      1,961     1.78%     99,666     2,876      2.89%   93,046     2,998    3.22%
  Federal Funds purchased                     0          0     0.00%          0         0      0.00        69         5    7.25%
  Other short term borrowings                 0          0     0.00%        174         7      4.02%      186        13    6.99%
                                       --------   --------             --------   -------             --------  -------
           Total interest bearing
                     liabilities        110,363   $  1,961     1.78%     99,840   $ 2,883      2.89%   93,301   $ 3,016    3.23%
                                                  ========                        =======                       =======
Non interest bearing liabilities:
  Non interest bearing demand deposits   32,865                          29,868                         27,089
  Other liabilities                       3,008                           2,978                          2,550
  Shareholders' equity                   17,964                          15,121                         12,984
                                       --------                        --------                       --------
         Total liabilities and
           shareholders' equity        $164,200                        $147,807                       $135,924
                                       ========                        ========                       ========
Interest rate spread                                           5.61%                           5.46%                       5.64%
                                                               ====                            ====                        ====
Interest income                                   $ 10,960     7.39%              $11,483      8.35%            $11,218    8.87%
Interest expense                                     1,961     1.32%                2,883      2.10%              3,016    2.39%
                                                  --------     ----               -------       ----            -------    ----
Net interest income/margin                        $  8,999     6.06%              $ 8,600      6.25%            $ 8,202    6.49%
                                                  ========                        =======                       =======

(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2002,2001 and 2000.
(2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $343,000, $334,000 and $312,000 for the twelve months ended December 31, 2002,2001 and 2000, respectively,
    were  amortized  to  the  appropriate   interest  income categories.

                                     Page 16
--------------------------------------------------------------------------------

                            SONOMA VALLEY BANCORP

                              Rate/Volume Analysis


                                                  2002 over 2001                    2001 over 2000
                                                  --------------                    --------------
                                  Volume     Rate     Vol/Rate     Total     Volume     Rate     Vol/Rate     Total
ASSETS
Interest-earning assets:
Loans:
  Commercial                       1,245      (694)      (155)      396      932       (462)      (83)       387
  Consumer                          (131)     (156)        15      (272)     267        (62)      (14)       191
  Real estate construction           686      (180)       (96)      410      116        (56)       (5)        55
  Real estate mortgage              (298)      (69)        25      (342)      21        (27)       (1)        (7)
  Tax exempt loans                    69        (3)        (1)       65       64          5         2         71
  Leases                             (25)       25        (15)      (15)     (13)         0         0        (13)
  Tax exempt leases                   (5)        8         (3)        0        4          0         0          4
  Unearned fee income                  0         0          0         0        0          0         0          0
                                  ------    ------      -----      -----   -----      -----     -----      -----
      Total loans                  1,541    (1,069)      (230)      242    1,391       (602)     (101)       688

Investment securities:
  Available for sale:
    Taxable                         (633)       (7)         4      (636)    (393)       (36)       10       (419)
    Tax-exempt                         0         0          0         0      (15)       (15)       15        (15)
  Held to maturity:
    Taxable                            0         0          0         0       (8)         3        (1)        (6)
    Tax-exempt                       (62)        2          0       (60)      19         15         0         34
                                  ------     -----      -----      -----   -----      -----     -----      -----
      Total investment
         securities                 (695)       (5)         4      (696)    (397)       (33)       24       (406)
Federal funds sold                   203      (160)      (113)      (70)     209       (127)      (90)        (8)
FHLB Stock                             1        (1)         0         0       (2)        (6)        1         (7)
Due from banks-int bearing             2         0         (1)        1       (1)        (1)        0         (2)
                                  ------     -----      -----     -----    -----      -----     -----      -----
      Total interest-earning
         assets                    1,052    (1,235)      (340)     (523)   1,200       (769)     (166)       265
                                  ======     =====      =====     =====    =====      =====     =====      =====

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits:
  Savings deposits                    13       (72)        (6)      (65)      10        (62)       (3)       (55)
  Interest-bearing demand
    deposits                         142      (423)       (60)     (341)      97       (106)      (10)       (19)
  Time less than $100,000            (26)     (321)         9      (338)      16        (77)       (1)       (62)
  Time $100,000 and over             172      (285)       (58)     (171)      86        (65)       (7)        14
                                   -----     -----      -----     -----    -----      -----     -----      -----
      Total interest-bearing
         deposits                    301    (1,101)      (115)     (915)     209       (310)      (21)      (122)
Federal funds purchased                0         0          0         0       (5)        (5)        5         (5)
Other borrowings                      (7)       (7)         7        (7)       0         (6)        0         (6)
                                  ------     -----      -----     -----    -----      -----     -----      -----
      Total interest-bearing
         liabilities                 294    (1,108)      (108)      922      204       (321)      (16)      (133)
  Interest differential              758      (127)      (232)      399      996       (448)     (150)       398
                                  ======     =====      =====     =====    =====      =====     =====      =====

Volume/Rate variances were allocated in the following manner:
   a.  Changes affected by volume (change in volume times old rate)
   b.  Changes affected by rates (change in rates times old volume)
   c. Changes affected by rate/volume (change in volume times change in rates) The total for each category was arrived at by totaling the individual items in their respective categories


                                     Page 17
--------------------------------------------------------------------------------

Interest Expense

Total interest expense declined by $922,000 to $2.0 million. The average rate paid on all interest- bearing liabilities was 1.78%, compared to 2.89% in 2001. Average balances increased from $99.8 million to $110.4 million, a 10.5% gain.

The gain in volume of average balances was responsible for a $186,000 increase in interest expense offset by a $1.1 million decrease related to lower interest rates paid for a net decrease of $922,000. The lower rates paid on interest-bearing liabilities is a result of a declining interest rate environment.

Individual components of interest income and interest expense are provided in the table - Average Balances, Yields and Rates Paid on page 16.

Provision for Loan Losses

The provision for loan losses charged to operations is based on the Bank's monthly evaluations of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding. The provisions to the allowance for loan losses amounted to $393,000 in 2002 and $342,000 in 2001. The increase in the provision is the result management's evaluation and assessment of the loan portfolio.

Loans charged-off, net of recoveries, resulted in losses totaling $27,000 in 2002 and $47,000 in 2001. The decrease in charge offs reflects management's efforts to identify problems early.

Non-interest Income

Non-interest income of $1.6 million increased 25.4% in comparison with the $1.3 million recorded in 2001. The increase was primarily due to a $242,000 increase in other non interest income which was generated by earnings on bank owned life insurance policies.

Non-interest Expense

Total non-interest expense increased 12.2% to $5.8 million in 2002 from $5.2 million in 2001. Non- interest expense represented 3.6% of average total assets in 2002 and 3.5% in 2001. The expense/asset ratio is a standard industry measurement of a bank's ability to control its overhead or non-interest costs. During 2002, the Company will continue to emphasize cost controls. Certain costs are not controllable by management. Refer to Note I, page 47 and 48, for a detailed description of Non-Interest Income and Non-Interest Expense.

Salaries and Benefits

Salaries and benefits increased 9.3% from $3.1 million in 2001 to $3.4 million in 2002. The 2002 increase reflects normal merit increases and employee incentives paid as a result of the Company's strong earnings in 2002. Additionally, there continues to be significant increases in workers compensation and employee medical benefits. At December 31, 2002 and 2001 total full-time equivalent employees were 44 and 47 respectively. Year-end assets per employee were $4.2 million in 2002 compared to $3.3 million in 2001 and 2000.

                                     Page 18
--------------------------------------------------------------------------------

Premises and Equipment

Expenses related to premises and equipment increased by 5.5% to $618,000 in 2002 from $586,000 in 2001. Building lease expense on three locations and storage units increased to $278,000 in 2002 from $268,000 in 2001. Lease income for 2002 totaled $17,000 compared to lease income of $16,000 in 2001. The increase in premises and equipment expense is the result of the banks continued emphasis on investment in technology.

Other Non-interest Expense

Other non-interest expense increased by 21.0% to $1.8 million in 2002 from $1.5 million in 2001. The increase was the result of a 24.7% increase in professional fees and a 90.2% increase in advertising. Professional fees is the largest category of other non-interest expense, primarily comprised of data processing, item processing and ATM services, as well as accounting, legal and other professional fees. These services increased by $187,000 to $944,000 in 2002 from $757,000 in 2001. This increase is the result of the bank outsourcing many functions to keep staffing costs down and outside assistance in implementing check imaging and internet banking. Advertising/Marketing which includes in addition to advertising, customer relations, shareholder relations, public relation, donations and civic dues was $201,000 in 2002 which increased $95,000 from $106,000 in 2001. This is a result of the bank's greater community involvement. Increases in other categories reflect the increased growth and volume of business in general.

Provision for Income Taxes

The provision for income taxes declined to an effective tax rate of 31.72% in 2002 compared with 34.66% in 2001.

Balance Sheet Analysis

Investment Securities

Securities are classified as held to maturity if the Company has both the intent and the ability to hold these securities to maturity. As of December 31, 2002, the Company had securities totaling $9.9 million with a market value of $10.4 million categorized as held to maturity. Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.

Securities are classified as available for sale if the Company intends to hold these debt securities for an indefinite period of time, but not necessarily to maturity. Investment securities which are categorized as available for sale are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity. Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy. Securities held in the available for sale category are recorded at market value, which is $3.8 million compared to an amortized cost of $3.7 million as of December 31, 2002.


                                     Page 19
--------------------------------------------------------------------------------

At year end 2002 the overall portfolio had a market value of $14.3 million compared with an amortized cost of $13.6 million. Investment securities decreased 38.8% to $13.7 million from $22.5 million in 2001. The Company maintains an investment portfolio of securities rated A or higher by Standard and Poor's and/or Moody's Investors Service. Tax-exempt bonds are occasionally purchased without an A rating. In the opinion of management, there was no investment in securities at December 31, 2002 that would constitute a material credit risk to the Company.

The table below shows the components of the investment portfolio and average yields. For further information concerning the Company's total securities portfolio, including market values and unrealized gains and losses, refer to Note C of the Notes to Consolidated Financial Statements on pages 41 and 42.


                                     Twelve months ended 12/31/02         Twelve months ended 12/31/01

                                     Average     Average                  Average     Average
                                     Balance      Yield                   Balance      Yield

U.S. Treasury securities             $ 2,529     6.0%                     $ 12,280    6.1%
U.S. federal agency issues             1,596     6.1%                        2,019    6.2%
State, county and municipal issues    11,105     7.1%                       11,982    7.1%
Corporate securities                   1,904     6.1%                        2,121    6.2%
                                     -------                              --------

Total investment securities          $17,134     6.7%                     $ 28,402    6.5%
                                     =======                              ========

Loans

A comparative schedule of average loan balances is presented in the table on page 16; year-end balances are presented in Note D to the Consolidated Financial Statements pages 43 and 44.

Loan balances, net of deferred loan fees at December 31, 2002, were $128.1 million, an increase of 19.2% over 2001. Commercial loans, comprising 69.7% of the portfolio, increased $17.3 million, or 23.9% over 2001. This increase represented the primary reason for the overall growth in the portfolio. Included in commercial loans are loans made for commercial purposes and secured by real estate.

Real Estate Construction loans increased $5.6 million, or 40.7% over 2001 balances. Consumer loans, including home equity loans, decreased $871,000 or 6.1% over 2001 balances while real estate mortgage loans declined $1.3 million. In 1997 the Company offered leasing opportunities to small businesses. Lease financing receivables for year end 2002 decreased $167,000 or 49.0%.

Risk Elements

The majority of the Company's loan activity is with customers located within Sonoma County. Approximately 83% of the total loan portfolio is secured by real estate located in the Company's service area (see Note P, on page 56 of the Consolidated Financial Statements, Concentration of Credit Risk).

Significant concentrations of credit risk may exist if a number of loan customers are engaged in similar activities and have similar economic characteristics. The Company believes that it has policies in place to identify problem loans and to monitor concentration of credits of loan customers engaged in similar activities.



                                     Page 20
--------------------------------------------------------------------------------

Commitments and Letters of Credit

Loan commitments are written agreements to lend to customers at agreed upon terms provided there are no violations of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Loan commitments may have variable interest rates and terms that reflect current market conditions at the date of commitment. Because many of the commitments are expected to expire without being drawn upon, the amount of total commitments does not necessarily represent the Company's anticipated future funding requirements. Unfunded loan commitments were $30.4 million at December 31, 2002 and $41.9 million at December 31, 2001.

Standby letters of credit commit the Company to make payments on behalf of customers when certain specified events occur. Standby letters of credit are primarily issued to support customers' financing requirements of twelve months or less and must meet the Company's normal policies and collateral requirements. Standby letters of credit outstanding were $589,000 at December 31, 2002 and $953,000 at December 31, 2001.

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

The Company had $897,000 in non-accrual status at December 31, 2002 and $747,000 at December 31, 2001. There were $796,000 in loans 90 days or more past due at December 31, 2002 and no loans 90 days or more past due at December 31, 2001.

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

The review process is intended to identify loan customers who may be experiencing financial difficulties. In these circumstances, a specific reserve allocation or charge-off may be recommended. Other factors considered by management in evaluating the adequacy of the allowance include: loan volume, historical net loan loss experience, the condition of industries and geographic areas experiencing or expected to experience economic adversities, credit evaluations, and current economic conditions. The

                                     Page 21
--------------------------------------------------------------------------------
allowance for loan losses is not a precise amount, but based on the factors above, represents management's best estimate of losses that may be ultimately realized from the current loan portfolio.

Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated. However, as of December 31, 2002, the Company believes its overall allowance for loan losses is adequate based on its analysis of conditions at that time.

At December 31, 2002, the allowance for loan losses was $2.8 million, or 2.2% of year end loans, compared with $2.4 million or 2.2% of year end loans at December 31, 2001. Net charge-offs to average loans decreased when compared with the prior year. The Company recorded net losses of .02% in 2002 compared to .05% in 2001. The continued low level of charge-offs in 2002 reflects the Company's attention and effort in managing and collecting past due loans by encouraging the customer to bring them to a current status or to pay them off.

Deposits

A comparative schedule of average deposit balances is presented in the table on page 16; year-end deposit balances are presented in the table below.

Total deposits increased $22.3 million (16.2%) in 2002, to $160.0 million. Demand deposits increased $6.5 million, or 20.0% in 2002. Savings deposits increased by $6.2 million, or 13.8% and interest bearing checking increased $761,000 or 3.2% during 2002. Other time deposits of less than $100,000 increased $7.2 million, or 40.5% and time deposits over $100,000 increased $1.6 million, for an increase of 8.9% over 2001 balances.

The composition of deposits for the years ending December 31, 2002 and 2001 are as follows:



                                        December 31,   Percentage     December 31,   Percentage
                                           2002         of Total           2001       of Total
                                           ----         --------           ----       --------

Interest bearing transaction deposits   $  24,627,589      15.4%      $  23,865,954      17.3%
Savings deposits                           51,802,714      32.4%         45,523,306      33.1%
Time deposits, $100,000 and over           25,018,603      15.6%         17,809,990      12.9%
Other time deposits                        19,778,540      12.4%         18,159,339      13.2%
                                        -------------     -----       -------------     -----
Total interest bearing deposits           121,227,446      75.8%        105,358,589      76.5%
Demand deposits                            38,760,806      24.2%         32,296,390      23.5%
                                        -------------     -----       -------------     -----
Total deposits                          $ 159,988,252     100.0%      $ 137,654,979     100.0%
                                        =============     =====       =============     =====



Capital

The Bank is subject to FDIC regulations governing capital adequacy. The FDIC has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. Under the current guidelines, as of December 31, 2002, the Bank was required to have minimum Tier I and total risk-based capital ratios of 4% and 8% respectively. To be well

                                     Page 22
--------------------------------------------------------------------------------
capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios should be 6% and 10% respectively.

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

Based on the FDIC's guidelines, the Bank's total risk-based capital ratio at December 31, 2002 was 13.41% and its Tier 1 risk-based capital ratio was 12.15%. The Bank's leverage ratio was 10.49%. All the ratios exceed the minimum guidelines of 8.00%, 4.00% and 4.00%, respectively. The ratios for the Bank at December 31, 2001, were 13.07%, 11.81% and 10.38%, respectively. The capital ratios for the Holding Company at December 31, 2002, were 13.57%, 12.31% and 10.62%, respectively.

In February  2001,  the Company  approved a program to repurchase  Sonoma Valley
Bancorp stock up to $1 million and in August 2002 the Company approved the repurchase of an additional $1 million Sonoma Valley Bancorp stock. As of December 31, 2002, $344,600 was purchased and retired. The Company is continuing to repurchase Sonoma Valley Bancorp stock up to the authorized amount.

Management believes that the Bank's current capital position, which exceeds guidelines established by industry regulators, is adequate to support its business.

Liquidity Management

The Company's liquidity is determined by the level of assets (such as cash, federal funds sold and available-for-sale securities) that are readily convertible to cash to meet customer withdrawal and borrowing needs. Deposit growth also contributes to the Company's liquidity needs. The Company's liquidity position is reviewed by management on a regular basis to verify that it is adequate to meet projected loan funding and potential withdrawal of deposits. The Company has a comprehensive Asset and Liability Policy which it uses to monitor and determine adequate levels of liquidity. At year end 2002, the Company's liquidity ratio (adjusted liquid assets to deposits and short term liabilities) was 20.39% compared to 21.08% and 24.27% at year end 2001 and 2000, respectively. Management expects that liquidity will remain adequate throughout 2003, as loans are not expected to grow significantly more than deposits, and excess funds will continue to be invested in quality liquid assets.

Market Risk Management

Overview. Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its loan and deposit functions. The goal for managing the assets and liabilities of the Company is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Company to undue interest rate risk. The Board of Directors has overall responsibility for the interest rate risk management policies. Sonoma Valley Bank has an Asset and Liability Management Committee (ALCO) that establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates.


                                     Page 23
--------------------------------------------------------------------------------

Asset/Liability Management. Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits and investing in securities. Interest rate risk is the primary market risk associated with asset/liability management. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin and market value of equity under changing interest environments. The Company uses simulation models to forecast earnings, net interest margin and market value of equity.

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e. depositis/borrowings) positions as the beginning base. The forecast balance sheet is processed against four interest rate scenarios. The scenarios include a 100 and 200 basis point rising rate forecasts, a flat rate forecast and a 100 basis point falling rate forecasts which take place within a one year time frame. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon. The Company's 2003 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from year-end 2002 balances. The following table summarizes the effect on net interest income (NII) of a +/-100 and +200 basis point change in interest rates as measured against a constant rate (no change) scenario.

Interest Rate Risk Simulation of Net Interest Income as of December 31, 2002 (In thousands)

Variation from a constant rate scenario            $ Change in NII
                  +200bp                           $1,033
                  +100bp                              472
                  -100bp                             (394)

The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

Interest Rate Sensitivity Analysis. Interest rate sensitivity is a function of the repricing characteristics of the portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity. Interest rate sensitivity management focuses on the maturity of assets and liabilities and their repricing during periods of changes in market interest rates. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in the current portfolio that are subject to repricing at various time horizons. The differences are known as interest sensitivity gaps.

A positive cumulative gap may be equated to an asset sensitive position. An asset sensitive position in a rising interest rate environment will cause a bank's interest rate margin to expand. This results as floating or variable rate loans reprice more rapidly than fixed rate certificates of deposit that reprice as they mature over time. Conversely, a declining interest rate environment will cause the opposite effect. A negative cumulative gap may be equated to a liability sensitive position. A liability sensitive position in a rising interest rate environment will cause a bank's interest rate margin to contract, while a declining interest rate environment will have the opposite effect.

                                     Page 24
--------------------------------------------------------------------------------

The following table sets forth the dollar amounts of maturing and/or repricing assets and liabilities for various periods. This does not include the impact of prepayments or other forms of convexity caused by changing interest rates. Historically, this has been immaterial and estimates for them are not included.

The Company has more liabilities than assets repricing during the next year. However, because the Company's asset rates change more than deposit rates, the Company's interest income will change more than the cost of funds when rates change. Its net interest margin should therefore increase somewhat when rates increase and shrink somewhat when rates fall.

The Company controls its long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than its long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of December 31, 2002 for the Company's interest-bearing assets and interest-bearing liabilities, and the Company's interest rate sensitivity gap as a percentage of total interest-earning assets. The table shows $65.0 million in fixed rate loans over 5 years. Many variable rate credit lines reached floors in 2002, and were reclassified to the fixed rate category. As soon as interest rates increase, the loans will no longer be at floors and will reclass back to the floating rate category.

( dollars in thousands)

    December 31, 2002                  3 months   12 months   3 years    5 years   15 years  >15 years    Totals
                                       --------   ---------   -------    --------  --------  ---------    ------

    ASSETS:
      Fixed rate investments           $    876   $  2,391    $  5,154   $    317  $  4,033  $    976     $ 13,747
      Variable rate investments                                                                   282          282
      Fixed rate loans                   11,069     16,759       7,524     18,194    44,021     2,782      100,349
      Variable rate loans                26,370         27          11        822         0         0       27,230
      Interest-bearing balances              35                                                                 35
      Fed funds sold                     23,095                                                             23,095
                                       --------   --------    --------   --------  --------  --------     --------

         Interest bearing assets         61,445     19,177      12,689     19,333    48,054     4,040      164,738
                                       ========   ========    ========   ========  ========  ========     ========

    LIABILITIES:
      Interest bearing transaction
      deposits                           24,628                                                             24,628
      Savings deposits                   51,803                                                             51,803
      Time deposits
         Fixed rate >100m                 7,154      8,566       7,891      1,222                           24,833
         Fixed rate <100m                 5,552      7,728       5,687        945                           19,912
         Floating rate >100m                                                                                     0
         Floating rate <100m                 51                                                                 51
      Borrowings                              0                                                                  0
                                       --------   --------    --------   --------  --------  --------     --------

         Interest Bearing Liabilities  $ 89,188   $ 16,294    $ 13,578   $  2,167  $      0  $      0     $121,227
                                       ========   ========    ========   ========  ========  ========     ========


    Rate Sensitivity Gap                (27,743)     2,883        (889)    17,166    48,054     4,040

    Cumulative Rate Sensitivity Gap     (27,743)   (24,860)    (25,749)    (8,583)   39,471    43,511

    Cumulative Position to Total Assets (15.20%)   (13.62%)    (14.10%)    (4.70%)   21.62%    23.83%





                                     Page 25
--------------------------------------------------------------------------------

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


Management's Discussion and Analysis
The Year Ended December 31, 2001 versus December 31, 2000

Summary

Net earnings for 2001 were $2.6 million compared with $2.2 million in 2000. Earnings per share for 2001 were $1.85 compared with $1.57 in 2000. Return on average assets was 1.76% in 2001 compared with 1.62% the previous year, while return on average equity was 17.19% in 2001 and 17.00% for the previous year.

Total assets reached $157.4 million in 2001, an 12.1% increase over the $140.4 million at December 31, 2000. Loans increased 16.1% to $107.5 million, compared with $92.6 million at year-end 2000. Deposits also increased, growing 11.8% from $123.1 million at year-end 2000 to $137.7 million at year-end 2001. The loan-to-deposit ratio increased from 75.2% to 78.1%.

Net Interest Income

Net interest income on a fully tax equivalent basis increased by $398,000 to $8.6 million in 2001, up 4.9% from 2000 net interest income of $8.2 million. The net interest margin for 2001 decreased to 6.25% from 6.49% for the previous year. Individual components of interest income and interest expense are provided in the table - Average Balances, Yields and Rates Paid on page 16.

Interest Income

Interest income increased by $265,000 to $11.5 million for a 2.4% gain over the $11.2 million realized in 2000. The volume of earning assets increased by 8.8% to $137.5 million from $126.4 million in 2000, while the yield on average earning assets declined 52 basis points.

Interest Expense

Interest expense decreased by $133,000 to $2.9 million in 2001 from $3.0 million in 2000. The average rate paid on all interest-bearing liabilities decreased from 3.23% in 2000 to 2.89% in 2001 while average balances increased from $93.3 million to $99.8 million, a 7.0% gain over 2000. The gain in volume of average balances was responsible for a $188,000 increase in interest expense and higher interest rates paid resulted in a decrease of $321,000 for a total decrease of $133,000. The higher rates paid on interest bearing liabilities is the result of a raising rate environment.



                                     Page 26
--------------------------------------------------------------------------------

Provision for Loan Losses

The provision for loan losses was $342,000 in 2001 and $335,000 in 2000. The increase in the provision is primarily the result of loan growth and management's evaluation and assessment of the loan portfolio. Loans charged off, net of recoveries, resulted in losses totaling $47,000 in 2001 and recoveries of $32,000 in 2000. The increase in charge-offs reflects current economic conditions.

Non-interest Income

Non-interest income increased by 46.5% to $1.3 million from $893,000 the previous year. The increase was due to increases in all categories of non interest income with a 45.5% increase in other non interest income, a 34.2% increase in service charge on deposit accounts and a 20.1% increase in other fee income.

Non-interest Expense

Non-interest expenses increased 3.2% to $5.2 million in 2001 from $5.1 million in 2000. Non-interest expense represented 3.5% of average total assets at December 31, 2001 and 3.7% at December 31, 2000.

Salaries and benefits increased by 19.2% from $2.6 million in 2000 to $3.1 million in 2001. The 2001 increase reflects normal merit increases, incentives and other increases in employee benefits. At December 31, 2001, total full-time equivalent employees were 47 compared to 42 at December 31, 2000. Year end assets per employee were $3.3 million in 2001 and 2000.

Expenses related to premises and equipment decreased by 3.3% to $586,000 in 2001, from $606,000 in 2000. Building lease expense on three locations and storage units increased to $265,000 in 2001 from $260,000 in 2000.

Other non-interest expenses decreased by 17.8% to $1.5 million in 2001 from $1.8 million in 2000. The decrease was primarily the result of a 22.3% decrease in professional fees. Professional fees is the largest category of other non-interest expense, primarily comprised of data processing, item processing and ATM services, as well as accounting, legal and other professional fees. These services decreased by $217,000 to $757,000 in 2001 from $973,000 in 2000. Increases in other categories reflect the increased growth and volume of business in general.

Provision for Income Taxes

The provision for income taxes decreased to an effective tax rate of 34.66% in 2001 compared with 34.45% in 2000.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Information regarding Quantitative and Qualitative Disclosures about Market Risk appears on page 23 through 25 under the caption "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Market Risk Management" and is incorporated herein by reference.



                                     Page 27
--------------------------------------------------------------------------------

Item 8.  Financial Statements and Supplementary Data

For consolidated financial statements of the Company and Subsidiary, see consolidated balance sheets as of December 31, 2002 and 2001, consolidated statements of operations, consolidated statements of changes in shareholders' equity and consolidated statements of cash flows for the three years ended December 31, 2002, 2001 and 2000 and notes to consolidated financial statements at pages 29 through 62 of this annual report.

Item 9. Changes On and Disagreement With Accountants on Accounting and Financial Disclosure

None


                                     Page 28
--------------------------------------------------------------------------------

                         REPORT OF RICHARDSON & COMPANY
                              INDEPENDENT AUDITORS


Board of Directors and Shareholders
Sonoma Valley Bancorp and Subsidiary
Sonoma, California


We have audited the accompanying consolidated balance sheets of Sonoma Valley Bancorp and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in the shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonoma Valley Bancorp and Subsidiary as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                                       /s/ Richardson & Company


January 29, 2003

                                     Page 29
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2002 and 2001


                                                                            2002               2001
                                                                     ---------------     ---------------
ASSETS
    Cash and due from banks                                          $     8,422,599     $     7,150,662
    Federal funds sold                                                    23,095,000          13,250,000
                                                                     ---------------     ---------------
                            Total cash and cash equivalents               31,517,599          20,400,662
    Investment securities available-for-sale, at fair value                3,823,259          10,668,970
    Investment securities held-to-maturity ( fair value
        of $10,440,453 and $12,142,652, respectively)                      9,923,737          11,795,980
    Loans and lease financing receivables, net                           125,269,181         105,032,209
    Premises and equipment, net                                              875,697             620,652
    Accrued interest receivable                                              799,282             952,061
    Cash surrender value of life insurance                                 7,387,712           5,030,531
    Other assets                                                           3,006,260           2,849,139
                                                                     ---------------      --------------

                                               Total assets          $   182,602,727      $  157,350,204
                                                                     ===============      ==============
LIABILITIES
    Noninterest-bearing demand deposits                              $   38,760,806       $   32,296,390
    Interest-bearing transaction deposits                                24,627,589           23,865,954
    Savings and money market deposits                                    51,802,714           45,523,306
    Time deposits, $100,000 and over                                     25,018,603           17,809,990
    Other time deposits                                                  19,778,540           18,159,339
                                                                     --------------       --------------
                                             Total deposits             159,988,252          137,654,979
    Accrued interest payable
        and other liabilities                                             3,374,165            3,024,163
                                                                     ---------------      --------------
                                          Total liabilities              163,362,417         140,679,142
    Commitments and contingencies ( see accompanying notes )

SHAREHOLDERS' EQUITY
    Common stock, no par value; 10,000,000 shares
        authorized; 1,401,146 shares in 2002 and 1,333,504 in
        2001 issued and outstanding                                       12,936,225          11,025,885
    Retained earnings                                                      6,215,790           5,483,779
    Accumulated other comprehensive income                                    88,295             161,398
                                                                     ---------------      --------------
                                 Total shareholders' equity               19,240,310          16,671,062
                                                                     ---------------      --------------
                 Total liabilities and shareholders' equity          $   182,602,727      $  157,350,204
                                                                     ===============      ==============


The accompanying notes are an integral part of these financial statements.



                                     Page 30
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended December 31, 2002, 2001 and 2000



                                                                                 2002             2001           2000
                                                                           ------------     ------------     ------------
INTEREST INCOME
    Loans and leases                                                       $  9,470,998     $  9,251,314     $  8,588,054
    Taxable securities                                                          378,511        1,013,330        1,441,452
    Tax-exempt securities                                                       512,708          552,110          539,863
    Federal funds sold                                                          216,362          286,083          294,165
    Dividends                                                                    15,227           15,812           21,682
                                                                           ------------     ------------     ------------
                                                 Total interest income       10,593,806       11,118,649       10,885,216
INTEREST EXPENSE
    Interest-bearing transaction deposits                                        84,241          149,078          203,767
    Savings and money market deposits                                           655,841          996,864        1,016,445
    Time deposits, $100,000 and over                                            674,089          844,351          830,920
    Other time deposits                                                         546,543          885,322          946,805
    Other                                                                                          7,221           17,579
                                                                           ------------      -----------     ------------
                                                Total interest expense        1,960,714        2,882,836        3,015,516
                                                                           ------------      -----------     ------------
           NET INTEREST INCOME                                                8,633,092        8,235,813        7,869,700
    Provision for loan and lease losses                                         393,000          342,000          335,000
                                                                           ------------      -----------     ------------
                                             NET INTEREST INCOME AFTER
                                                PROVISION FOR LOAN AND
                                                          LEASE LOSSES        8,240,092        7,893,813        7,534,700
NON-INTEREST INCOME                                                           1,641,191        1,309,315          892,701
NON-INTEREST EXPENSE
  Salaries and employee benefits                                              3,437,390        3,143,911        2,636,374
  Premises and equipment                                                        618,029          585,748          606,044
  Other                                                                       1,806,954        1,494,285        1,818,221
                                                                           ------------      -----------     ------------
                                            Total non-interest expense        5,862,373        5,223,944        5,060,639
                                                                           ------------      -----------     ------------
                                               Income before provision
                                                      for income taxes        4,018,910        3,979,184        3,366,762
  Provision for income taxes                                                  1,274,577        1,378,940        1,160,052
                                                                           ------------      -----------     ------------

                                                            NET INCOME     $  2,744,333     $  2,600,244     $  2,206,710
                                                                           ============     ============     ------------

                                                  NET INCOME PER SHARE     $       1.97      $      1.85     $       1.57
                                                                           ============      ===========     ============
                                                  NET INCOME PER SHARE
                                                     ASSUMING DILUTION     $       1.80      $      1.74     $       1.52
                                                                           ============      ===========     ============


The accompanying notes are an integral part of these financial statements.


                                     Page 31
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              For the years ended December 31, 2002, 2001 and 2000


                                                                                                      Accumulated
                                                                                                         Other
                                Comprehensive               Common Stock              Retained       Comprehensive
                                   Income             Shares           Amount         Earnings          Income              Total
                                -----------        ---------       -----------     ------------     ------------      -------------
BALANCE AT
   JANUARY 1, 2000                                  1,230,161       $ 8,534,744     $  3,671,578     $  (151,644)      $ 12,054,678

5% stock dividend                                      60,605         1,068,160       (1,068,160)
Fractional shares                                                                         (7,912)                            (7,912)
Redemption and retirement
  of stock                                            (14,168)          (91,667)        (160,665)                          (252,332)
Stock options exercised and
   related tax benefits                                 5,082            73,766                                              73,766
Net income for the year         $  2,206,710                                           2,206,710                          2,206,710
Other comprehensive income,
  net of tax:
  Unrealized holding gains
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $161,088                      230,336
                                ------------
Other comprehensive income,
  net of taxes                       230,336                                                              230,336           230,336
                                ------------        ---------       -----------     ------------      -----------      ------------

Total comprehensive income      $  2,437,046
                                ============

BALANCE AT
  DECEMBER 31, 2000                                 1,281,680         9,585,003        4,641,551          78,692         14,305,246

5% stock dividend                                      63,104         1,381,976       (1,381,976)
Fractional shares                                                                        (11,955)                          (11,955)
Redemption and retirement
  of stock                                            (27,717)         (207,323)        (364,085)                         (571,408)
Stock options exercised and
  related tax benefits                                 16,437           266,229                                            266,229
Net income for the year         $  2,600,244                                           2,600,244                         2,600,244
Other comprehensive income,
  net of tax:
  Unrealized holding gains
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $57,842                        82,706
                                ------------
Other comprehensive income,
  net of taxes                        82,706                                                              82,706             82,706
                                ------------        ---------       -----------     ------------     -----------       ------------
Total comprehensive income      $  2,682,950
                                ============

(Continued)

                                     Page 32
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

              For the years ended December 31, 2002, 2001 and 2000


                                                                                                     Accumulated
                                                                                                        Other
                                Comprehensive       Common          Stock           Retained         Comprehensive
                                   Income           Shares          Amount          Earnings            Income         Total
                                -------------      ---------       ------------    ------------     -------------     ------------

BALANCE AT
  DECEMBER 31, 2001                                1,333,504       $ 11,025,885    $  5,483,779     $     161,398     $ 16,671,062

5% stock dividend                                     65,742          1,775,026      (1,775,026)
Fractional shares                                                                       (13,951)                           (13,951)
Redemption and retirement
  of stock                                           (14,596)          (121,257)       (223,345)                          (344,602)
Stock options exercised and
  related tax benefits                                16,496            256,571                                            256,571
Net income for the year         $  2,744,333                                          2,744,333                          2,744,333
Other comprehensive income,
  net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $51,125                       (73,103)
                                -------------
Other comprehensive income,
  net of taxes                       (73,103)                                                             (73,103)         (73,103)
                                -------------      ---------       ------------    ------------     -------------     ------------

Total comprehensive income      $  2,671,230
                                =============


BALANCE AT
  DECEMBER 31, 2002                                1,401,146       $ 12,936,225    $  6,215,790     $      88,295     $ 19,240,310
                                                   =========       ============    ============     =============     ============


The accompanying notes are an integral part of these financial statements.

                                     Page 33
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 2002, 2001 and 2000




                                                               2002              2001             2000
                                                           -----------       -----------      -----------
OPERATING ACTIVITIES
    Net income                                             $ 2,744,333       $ 2,600,244      $ 2,206,710
    Adjustments to reconcile net income
        to net cash provided by operating activities:
            Provision for loan and lease losses                393,000           342,000          335,000
            Depreciation                                       144,659           142,683          150,492
            Loss on sale of securities                           5,098
            Loss on sale of equipment                                                              12,029
            Amortization and other                              43,971            71,782           93,539
            Net change in interest receivable                  152,779           199,863         (116,331)
            Net change in cash surrender value
               of life insurance                              (265,181)         (113,227)         (73,567)
            Net change in other assets                         (63,800)         (111,557)        (832,950)
            Net change in interest payable
               and other liabilities                           350,001            69,505          616,358
                                                           -----------       -----------      -----------
                                 NET CASH PROVIDED BY
                                 OPERATING ACTIVITIES        3,504,860         3,201,293        2,391,280
INVESTING ACTIVITIES
    Purchases of securities held-to-maturity                                  (1,129,886)      (3,179,416)
    Purchases of securities available-for-sale                (540,547)                        (3,219,376)
    Proceeds from maturing securities held-to-
        maturity                                             1,841,141         1,472,700        1,832,000
    Proceeds from maturing securities available-
        for-sale                                             7,000,000        10,550,000        1,215,000
    Proceeds from sales of securities available-
        for-sale                                               244,063                          2,915,968
    Net increase in loans and leases                       (20,629,972)      (14,910,204)     (12,432,526)
    Purchases of premises and equipment                       (399,704)         (156,037)        (226,378)
    Purchases of life insurance                             (2,092,000)       (3,000,000)        (450,000)
    Proceeds from disposal of equipment                                                            19,700
                                                           -----------       -----------      -----------
                                 NET CASH USED FOR
                                 INVESTING ACTIVITIES      (14,577,019)       (7,173,427)     (13,525,028)


                                  (Continued)


                                     Page 34
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

              For the years ended December 31, 2002, 2001 and 2000


                                                                2002              2001             2000
                                                            ------------     ------------     -----------
FINANCING ACTIVITIES
    Net change in demand, interest-bearing
        transaction and savings deposits                    $ 13,505,460     $ 13,692,323     $ 6,043,892
    Net change in time deposits                                8,827,814          866,584       1,864,642
    Stock repurchases                                           (344,602)        (571,408)       (252,332)
    Stock options exercised                                      214,375          214,858          61,602
    Fractional shares purchased                                  (13,951)         (11,955)         (7,912)
                                                            ------------   --------------     -----------
                              NET CASH PROVIDED BY
                              FINANCING ACTIVITIES            22,189,096       14,190,402       7,709,892
                                                            ------------   --------------     -----------

                            NET CHANGE IN CASH AND
                            CASH EQUIVALENTS                  11,116,937       10,218,268      (3,423,856)
    Cash and cash equivalents
        at beginning of year                                  20,400,662       10,182,394      13,606,250
                                                            ------------      -----------    ------------
                         CASH AND CASH EQUIVALENTS
                         AT END OF YEAR                     $ 31,517,599     $ 20,400,662     $10,182,394
                                                            ============      ===========     ===========

SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION:

Cash paid during the year for:
     Interest expense                                       $  1,965,215     $  2,920,348     $ 2,994,750
     Income taxes                                           $  1,663,975     $  1,556,000     $ 1,849,000

SUPPLEMENTAL DISCLOSURES OF
     NONCASH ACTIVITIES:

Stock dividend                                              $  1,775,026     $  1,381,976     $ 1,068,160
Net change in unrealized gains and losses
     on securities                                          $   (124,228)    $    140,548     $   391,425
Net change in deferred income taxes on unrealized
     gains and losses on securities                         $     51,125     $    (57,842)    $  (161,089)


The accompanying notes are an integral part of these financial statements.


                                     Page 35
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000

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

                                     Page 36
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2002, 2001 and 2000


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

                                 Page 37
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2002, 2001 and 2000

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



                                     Page 38
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2002, 2001 and 2000


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

Stock Option Accounting: At December 31, 2002 the Bancorp has two stock-based employee and director compensation plans, which are described more fully in Note
M. The Bancorp accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Bancorp had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.


                                                                   2002            2001          2000
                                                                -----------     -----------    -----------

    Net Income, as reported                                     $ 2,744,333     $ 2,600,244    $ 2,206,710
    Deduct: Total stock-based compensation expense
      determined under fair value based method for all
      awards, net of related tax effects                           (185,919)       (179,899)      (179,899)
                                                                -----------     -----------    -----------
    Pro forma net income                                        $ 2,558,414     $ 2,420,345    $ 2,026,811
                                                                ===========     ===========    ===========

Net income per share:
    Basic - As reported                                                1.97            1.85           1.57
    Basic - Pro forma                                                  1.83            1.72           1.44
    Diluted - As reported                                              1.80            1.74           1.52
    Diluted - Pro forma                                                1.68            1.62           1.39


In December 2002 the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock- Based Compensation, an Amendment of SFAS No. 123 ("SFAS No. 123") in an effort to encourage the recognition of compensation expense for the issuance of stock options. Sonoma Valley Bancorp expects to adopt SFAS No. 148 effective January 1, 2003 using the prospective application method. Under this method, the compensation expense and related tax benefit associated with stock option grants issued on or after

                                     Page 39
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2002, 2001 and 2000


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

January 1, 2003 will be recognized in the income statement. The unvested portion of stock option grants issued before January 1, 2003 will continue to be accounted for under APB No. 25. SFAS No. 148 also requires new disclosures regarding the cost of stock options not accounted for under SFAS No.148.

The adoption of SFAS No. 148 will reduce Sonoma Valley Bancorp's net income and earnings per share. The future amount of this reduction is dependent upon a number of factors, including the number of options granted and certain variables used in determining the "fair value" of each option granted under the "Black-Scholes" model. These variables include the volatility of Sonoma Valley Bancorp's stock price, Sonoma Valley Bancorp's dividend yield, market interest rates and the expected life of the options. The actual compensation ultimately realized by option holders is determined at the time of exercised based on the differential between the options exercise price and the current market value of Sonoma Valley Bancorp stock.

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

Reclassifications: Certain reclassifications have been made to the 2001 balances to conform to the current presentation. Federal Home Loan Bank stock has been reclassified from investment securities available-for- sale to other assets.

NOTE B--RESTRICTIONS ON CASH AND DUE FROM BANKS

Cash and due from banks include amounts the Bank is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve. The total requirement at December 31, 2002 and 2001 was $2,886,000 and $2,337,000, respectively.


                                     Page 40
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2002, 2001 and 2000


NOTE C--INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities are summarized as follows:




                                           Amortized       Unrealized       Unrealized          Fair
                                              Cost           Gains           Losses             Value
                                        ------------      ------------     -----------      -------------
December 31, 2002:

Securities Available-For-Sale
    U.S. Treasury securities            $    533,848      $      5,057                       $    538,905
    U.S. Government agency
         securities                        1,497,398           115,417                          1,612,815
    Corporate securities                   1,641,968            46,555     $   (16,984)         1,671,539
                                        ------------      ------------     -----------       ------------

                                        $  3,673,214      $    167,029     $   (16,984)      $  3,823,259
                                        ============      ============     ===========       ============

Securities Held-to-Maturity
    Municipal securities                $  9,923,737      $    517,873     $    (1,157)      $ 10,440,453
                                        ------------      ------------     -----------       ------------

                                        $  9,923,737      $    517,873     $    (1,157)      $ 10,440,453
                                        ============      ============     ===========       ============

December 31, 2001:

Securities Available-for-Sale
    U.S. Treasury securities            $  7,005,118      $    110,842                       $  7,115,960
    U.S. Government agency
        securities                         1,495,960            96,070                          1,592,030
    Corporate securities                   1,893,618            67,362                          1,960,980
                                        ------------      ------------     -----------       ------------

                                        $ 10,394,696      $    274,274     $                 $ 10,668,970
                                        ============      ============     ===========       ============

Securities Held-to-Maturity
    Municipal securities                $ 11,795,980      $    375,773     $   (29,101)      $ 12,142,652
                                        ------------      ------------     -----------       ------------

                                        $ 11,795,980      $    375,773     $   (29,101)      $ 12,142,652
                                        ============      ============     ===========       ============


                                     Page 41
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2002, 2001 and 2000


NOTE C--INVESTMENT SECURITIES (Continued)

Contractual maturities of investment securities at December 31, 2002 were as follows:

                                Securities Available-For-Sale    Securities Held-To-Maturity
                                -----------------------------    ---------------------------
                                Amortized          Fair           Amortized       Fair
                                  Cost             Value            Cost          Value
                                ------------   -------------     -------------  ------------
Due in one year or less         $    750,562   $     756,455     $   2,511,232  $  2,556,087
Due after one year through
   five years                      2,922,652       3,066,804         2,404,164     2,521,632
Due after five years through
   ten years                                                         1,700,768     1,834,720
Due after ten years                                                  3,307,573     3,528,014
                                ------------   -------------     -------------  ------------

                                $  3,673,214   $   3,823,259     $  9,923,737   $ 10,440,453
                                ============   =============     =============  ============

During 2002, the Bancorp sold securities available-for-sale for total proceeds of approximately $244,062 resulting in gross realized losses of approximately $5,098 and no gross realized gains. During 2001, the Bancorp did not sell any securities available-for-sale. During 2000, the Bancorp sold securities available-for- sale for total proceeds of approximately $2,687,482, resulting in gross realized losses of approximately $97,186 and no gross realized gains.

As of December 31, 2002, investment securities with a carrying amount of $5,332,794 and an approximate fair value of $5,677,085 were pledged, in accordance with federal and state requirements, as collateral for public deposits. Investment securities with a carrying amount and fair value of $1,720,596 at December 31, 2002 were pledged to meet the requirements of the Federal Reserve and the U.S. Department of Justice.

                                     Page 42
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2002, 2001 and 2000


NOTE D--LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the loan and lease portfolio was as follows at December 31:

                                                  2002                        2001
                                        ------------------------     -----------------------


Commercial                              $   89,507,230     69.7%     $   72,239,607     66.9%
Consumer                                    13,374,774     10.4%         14,246,442     13.2%
Real estate mortgage                         5,911,082      4.6%          7,237,000      6.7%
Real estate construction                    19,507,906     15.2%         13,864,265     12.9%
Lease financing receivables, net of
   unearned income of $33,781
   in 2002 and $70,764 in 2001                 174,409      0.1%            340,714      0.3%
                                        --------------    ------     --------------    -----

                                           128,475,401    100.0%        107,928,028    100.0%
                                                          =====                        =====

Deferred loan fees and costs, net             (424,258)                    (480,264)
Allowance for loan and lease losses         (2,781,962)                  (2,415,555)
                                        --------------                -------------

                                        $  125,269,181                $ 105,032,209
                                        ==============                =============

At December 31, 2002, the recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards (Statement) No. 114 totaled $164,000, with a corresponding valuation allowance of $17,000. At December 31, 2001, the recorded investment in loans for which impairment has been recognized in accordance with Statement No. 114 totaled $178,000, with a corresponding valuation allowance of $25,000. For the years ended December 31, 2002, 2001 and 2000, the average recorded investment in impaired loans was approximately $143,000, $192,000 and $220,000, respectively. During 2002, $2,000 of interest was received and recognized on an impaired loan. No interest was recognized on impaired loans during 2001 or 2000.

In addition, at December 31, 2002 and 2001, the Bancorp had other nonaccrual loans of approximately $801,700 and $624,200, respectively, for which impairment had not been recognized.

The Bancorp has no commitments to loan additional funds to the borrowers of impaired or nonaccrual loans.


                                     Page 43
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2002, 2001 and 2000


NOTE D--LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The maturity and repricing distribution of the loan and lease portfolio at December 31:



                                               2002               2001
                                           -------------     ---------------
Fixed rate loan maturities
    Three months or less                   $   7,311,329     $     4,331,247
    Over three months to twelve months        10,216,291          12,442,102
    Over one year to five years               25,726,170          16,285,410
    Over five years                           29,032,374          26,357,034
Floating rate loans repricing
    Quarterly or more frequently              54,271,273          45,082,138
    Quarterly to annual frequency                273,285             685,182
    One to five years frequency                  748,138           1,998,052
                                            ------------     ---------------
                                             127,578,860         107,181,165
Nonaccrual loans                                 896,541             746,863
                                           -------------     ---------------

                                           $ 128,475,401     $   107,928,028
                                           =============     ===============

An analysis of the changes in the allowance for loan and lease losses is as follows for the years ended December 31:


                                             2002              2001            2000
                                        -------------     -------------    -------------

Beginning balance                       $   2,415,555     $   2,120,517    $   1,753,894
Provision for loan and lease losses           393,000           342,000          335,000
Loans charged off:
     Commercial                               (10,741)          (44,345)
     Consumer                                 (34,872)          (31,680)         (19,440)
                                        -------------     -------------    -------------
                                              (45,613)          (76,025)         (19,440)
Recoveries:
     Commercial                                 9,474            10,363           38,181
     Consumer                                   9,546            18,700           12,882
                                        -------------     -------------    -------------
                                               19,020            29,063           51,063
                                        -------------     -------------    -------------

Ending balance                          $    2,781,962    $   2,415,555    $   2,120,517
                                        ==============    =============    =============


                                     Page 44
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2002, 2001 and 2000


NOTE E--PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at December 31:


                                            2002                  2001
                                            -----------     ------------

Land                                       $    175,000     $    175,000
Building                                         71,943           71,943
Leasehold improvements                          418,802          199,512
Furniture, fixtures and equipment             1,306,225        1,125,811
                                           ------------     ------------
                                              1,971,970        1,572,266
Less: Accumulated depreciation               (1,096,273)        (951,614)
                                           ------------     ------------

                                           $    875,697     $    620,652
                                           ============     ============



NOTE F--TIME DEPOSITS

The maturities of time deposits at December 31, 2002 are as follows:

         Maturing within one year                           $ 29,050,000
         Maturing in one year to two years                     7,834,000
         Maturing two years through five years                 6,310,000
         Maturing after five years                             1,603,000
                                                            ------------

                                                            $ 44,797,000
                                                            ============


NOTE G--FEDERAL FUNDS CREDIT LINES

The Bancorp has uncommitted federal funds lines of credit agreements with other banks. The maximum borrowings available under these lines totaled $15,500,000 at December 31, 2002. The Bancorp pledged loans totaling $22,594,531 as collateral to secure advances from the Federal Home Loan Bank of up to $12,767,110. There were no borrowings outstanding under the agreements at December 31, 2002 or 2001.




                                     Page 45
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2002, 2001 and 2000


NOTE H--EMPLOYEE BENEFIT PLANS

The Bancorp has a 401(k) Employee Savings Plan (the Plan) in which the Bancorp matches a portion of the employee's contribution each payday. All employees are eligible for participation the first day of the month following six months of employment. Bancorp contributions are 100% vested at all times. The Bancorp made contributions totaling $77,913 in 2002, $60,845 in 2001 and $64,019 in 2000.

The Bancorp purchased single premium life insurance policies in connection with the implementation of retirement plans for four key officers and for the Board of Directors. The policies provide protection against the adverse financial effects from the death of a key officer and provide income to offset expenses associated with the plans. The officers are insured under the policies, but the Bancorp is the owner and beneficiary. At December 31, 2002 and 2001, the cash surrender value of these policies totaled $7,387,712 and $5,030,531, respectively.

The retirement plans are unfunded and provide for the Bancorp to pay the officers and directors specified amounts for specified periods after retirement and allows them to defer a portion of current compensation in exchange for the Bancorp's commitment to pay a deferred benefit at retirement. If death occurs prior to or during retirement, the Bancorp will pay the officer's beneficiary or estate the benefits set forth in the plans. Deferred compensation is vested as to the amounts deferred. Liabilities are recorded for the estimated present value of future salary continuation benefits and for the amounts deferred by the officers and directors. At December 31, 2002 and 2001, the liability recorded for the executive officer supplemental retirement plan totaled $1,223,570 and $898,205 respectively. The amount of pension expense related to this plan for 2002 and 2001 was $325,365 and $233,124 respectively. The director retirement plan was established during 2002 and a liability was recorded during the year totaling $208,600. At December 31, 2002 and 2001, the liability recorded for the deferred compensation plan totaled $849,600 and $696,000, respectively. The amount of expense related to this plan for 2002 and 2001 was $74,400 and $60,300, respectively. The following are the components of the accumulated benefit obligation related to the executive officer supplemental retirement plan as of December 31:


                                                                   2002         2001
                                                              -----------     ---------

    Projected benefit obligation                              $ 1,032,706     $ 609,162
    Unamortized net transition obligation                         190,864       289,043
                                                              -----------     ---------

          Pension liability included in other liabilities     $ 1,223,570     $ 898,205
                                                              ===========     =========

The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% for 2002 and 2001. The entire accumulated benefit obligation was fully vested at December 31, 2002 and 2001.


                                     Page 46
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2002, 2001 and 2000


NOTE H--EMPLOYEE BENEFIT PLANS (Continued)

The following is a reconciliation of the beginning and ending balances of the pension liability and the components of net pension expense for the years ended December 31:


                                                                      2002           2001
                                                                  -----------     ---------
    Pension liability at beginning of year                        $   898,205     $ 665,081
    Net periodic pension expense:
        Service cost                                                  302,632       238,323
        Interest cost on projected benefit obligation                  66,189        42,517
        Amortization of unrecognized liability at transition          (43,456)      (47,716)
                                                                  -----------     ---------
                                                                      325,365       233,124
                                                                  -----------     ---------

                             Pension liability at end of year     $ 1,223,570     $ 898,205
                                                                  ===========     =========


NOTE I--NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

Non-interest income is comprised of the following for the years ended December
31:


                                            2002            2001          2000
                                         -----------     -----------     ----------

Service charges on deposit accounts      $   964,198     $   930,171     $   692,639
Other fee income                             312,121         251,042         209,418
Investment securities gains (losses)          (5,098)                        (97,186)
Life insurance earnings                      357,181         113,227          73,567
Other ( none exceeding 1% of revenues )       12,789          14,875          14,263
                                         -----------     -----------     -----------

                                         $ 1,641,191     $ 1,309,315     $   892,701
                                         ===========     ===========     ===========


                                     Page 47
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2002, 2001 and 2000


NOTE I--NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE (Continued)

Other non-interest expense is comprised of the following for the years ended December 31:


                                                 2002           2001            2000
                                            ----------     -----------     -----------

Professional and consulting fees            $  477,830     $   287,471     $   513,706
Data processing                                465,946         469,750         459,559
Stationary and supplies                        159,909         158,335         159,886
Staff related                                  158,707         104,092         148,724
Advertising and business development           200,848         105,614         139,926
Postage and telephone                          122,408         116,879         110,093
Assessments and insurance                       83,633          79,042          79,972
Other ( none exceeding 1% of revenues)         137,673         173,102         206,355
                                           -----------     -----------     -----------

                                           $ 1,806,954     $ 1,494,285     $ 1,818,221
                                           ===========     ===========     ===========



 NOTE J--INCOME TAXES

The provision for income taxes is comprised of the following:


                                                2002           2001             2000
                                           -----------     -----------     -----------
Current
     Federal                               $ 1,100,218     $ 1,008,534     $ 1,112,326
     State                                     437,893         409,376         449,287
                                           -----------     -----------     -----------
                                             1,538,111       1,417,910       1,561,613
Deferred
    Federal                                   (222,552)        (50,778)       (311,409)
    State                                      (40,982)         11,808         (90,152)
                                           -----------     -----------     -----------
                                              (263,534)        (38,970)       (401,561)
                                           -----------     -----------     ------------

                                           $ 1,274,577     $ 1,378,940     $ 1,160,052
                                           ===========     ===========     ===========








                                     Page 48
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2002, 2001 and 2000


NOTE J--INCOME TAXES (Continued)

The following is a reconciliation of income taxes computed at the Federal statutory income tax rate of 34% to the effective income tax rate used for the provision for income taxes:



                                                       2002            2001           2000
                                                   -----------     -----------     -----------

  Income tax at Federal statutory rate             $ 1,366,429     $ 1,352,923     $ 1,144,699
      State franchise tax, less Federal
            income tax benefit                         287,529         284,687         240,872
      Interest on municipal obligations exempt
            from Federal tax                          (230,100)       (221,062)       (198,144)
      Life insurance earnings                         (146,996)        (46,598)        (30,276)
      Meals and entertainment                            7,412           7,283           5,191
      Other differences                                 (9,697)         (1,707)         (2,290)
                                                   -----------     -----------     -----------

  Provision for income taxes                       $ 1,274,577     $ 1,378,940     $ 1,160,052
                                                   ===========     ===========     ===========

The tax effects of temporary differences that give rise to the components of the net deferred tax asset recorded as an other asset as of December 31 were as follows:



                                                      2002             2001            2000
                                                   -----------     ------------    ------------
Deferred tax assets:
    Allowance for loan losses                      $ 1,012,030     $    877,944    $   753,634
    Nonqualified benefit plans                         917,768          719,760        526,215
    Accrued liabilities                                249,827          280,367        474,744
    State franchise taxes                              148,884          139,188        152,758
    Other                                               45,118           27,186         28,984
                                                    ----------     ------------    -----------
                  Total deferred tax assets          2,373,627        2,044,445      1,936,335

Deferred tax liabilities:
    Unrealized securities holding gains                 61,750          112,876         55,034
    Depreciation                                        46,285           19,308          9,666
    Other                                               35,565           29,392         24,820
                                                   -----------     ------------    -----------
             Total deferred tax liabilities            143,600          161,576         89,520
                                                   -----------     ------------    -----------


                     Net deferred tax asset        $ 2,230,027      $ 1,882,869    $ 1,846,815
                                                   ===========      ===========    ===========




                                     Page 49
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2002, 2001 and 2000


NOTE J--INCOME TAXES (Continued)

Amounts presented for the tax effects of temporary differences are based upon estimates and assumptions and could vary from amounts ultimately reflected on the Bancorp's tax returns. Accordingly, the variances from amounts reported for prior years are primarily the result of adjustments to conform to the tax returns as filed.

Refundable income taxes were $147,486 and $389,855 at December 31, 2002 and 2001, respectively. The income tax benefit related to net investment losses were $2,098 and $39,996 during 2002 and 2000. There were no net investment gains or losses in 2001.


NOTE K--STOCK REPURCHASE

The Bancorp has in effect a program to repurchase Sonoma Valley Bancorp stock up to $2 million. As of December 31, 2002, $916,010 was repurchased.


NOTE L--EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share for the years ended December 31:


                                                   2002            2001            2000
                                               -----------     -----------     -----------
Basic:
Net income                                     $ 2,744,333     $ 2,600,244     $ 2,206,710
                                               ===========     ===========     ===========
Weighted-average common shares outstanding       1,395,679       1,404,486       1,409,908
                                               ===========     ===========     ===========
Earnings per share                             $      1.97     $      1.85     $      1.57
                                               ===========     ===========     ===========



                                     Page 50
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2002, 2001 and 2000

NOTE L--EARNINGS PER SHARE (Continued)


                                                            2002           2001             2000
                                                        -----------     -----------     -----------
Diluted:
Net income                                              $ 2,744,333     $ 2,600,244     $ 2,206,710
                                                        ===========     ===========     ===========
Weighted-average common shares outstanding                1,395,679       1,404,486       1,409,908
Net effect of dilutive stock options - based on the
    treasury stock method using average market
    price                                                   125,169          90,268          45,942
                                                        -----------     -----------     -----------
Weighted-average common shares outstanding
    and common stock equivalents                          1,520,848       1,494,754       1,455,850
                                                        ===========     ===========     ===========
Earnings per share- assuming dilution                   $      1.80     $      1.74     $      1.52
                                                        ===========     ===========     ============


NOTE M--STOCK OPTION PLAN

The Bancorp has a stock option plan (the Plan), effective March 31, 1996 and terminating March 31, 2006, under which incentive and nonstatutory stock options, as defined under the Internal Revenue Code, may be granted. The Plan is administered by a Committee appointed by the Board. Options representing 432,404 shares of the Bancorp's authorized and unissued common stock may be granted under the Plan by the committee to directors, full-time officers, and full-time employees of the Bancorp at a price to be determined by the Committee, but in the case of incentive stock options shall not be less than 100% of the fair market value of the shares on the date the incentive stock option is granted. In addition, the Bancorp shall grant options to purchase 2,942 shares of common stock to each Board member on March 1st of each year, provided the person was a member of the Board for the entire preceding year ending December 31st, at an option price equal to the fair market value as of the grant date. The options may have an exercise period of no more than 10 years and are vested upon granting, except for 73,055 of incentive options and 141,193 of nonstatutory options granted in April 1999, which are subject to a graded vesting schedule of 20% per year. In 2002, 1,050 options were granted and no options were granted in 2001 or 2000.

The Bancorp approved an equity incentive plan (the Plan), effective May, 2002 and terminating May, 2012, under which stock options, restricted stock, stock appreciation rights and stock bonuses may be granted. The Plan is administered by a Committee appointed by the Board. Options representing 78,448 shares of the Bancorp's authorized and unissued common stock may be granted under the Plan by the Committee to all employees of the Bancorp at a price to be determined by the Committee but shall not be less than 100% of the fair market value of the shares on the date the incentive stock option is granted. The options may have an exercise period of no more than 10 years and vesting is at the discretion of the committee.



                                     Page 51
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2002, 2001 and 2000

NOTE M--STOCK OPTION PLAN (Continued)

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002; dividend yield of zero; expected volatility of 33.36 percent; risk-free interest rate of 5.44 percent and expected life of 10 years.

A summary of stock option activity, adjusted to give effect to stock dividends and stock splits follows for years ended December 31:

                                                                    Incentive Stock Options
                                ----------------------------------------------------------------------------------------
                                           2002                            2001                             2000
                                --------------------------     --------------------------     --------------------------

                                   Weighted-                       Weighted-                     Weighted-
                                    Average                         Average                       Average
                                Exercise Price      Shares     Exercise Price      Shares     Exercise Price     Shares
                                --------------     -------     --------------     --------    --------------     -------
Shares under option at
     beginning of year             $ 12.89         126,190           $ 12.90      128,748         $  12.90       128,748
Options granted                      22.86           1,050
Options exercised                    12.92         (16,596)            13.47       (2,558)
Options cancelled                    12.55          (2,431)
                                                   -------                        -------
Shares under option at
     end of year                     12.98         108,213             12.89      126,190            12.90       128,748
                                                   =======                        =======                        =======

Options exercisable at
     end of year                                    90,174                         88,192                         73,219
Weighted-average fair value
     of options granted during
     the year                      $ 10.23


                                                                   Nonstatutory Stock Options
                                ----------------------------------------------------------------------------------------
                                     2002                          2001                           2000
                                --------------------------     -------------------------      --------------------------
                                   Weighted-                     Weighted-                      Weighted-
                                    Average                       Average                        Average
                                Exercise Price     Shares      Exercise Price      Shares      Exercise Price     Shares
                                --------------     -------     --------------     -------     --------------     -------
Shares under option at
     beginning of year             $ 12.44         214,729         $  12.43       229,435           $ 12.38      235,318
Options exercised                                                     12.27       (14,706)            10.47       (5,883)
                                                   -------                        -------                        -------
Shares under option at
     end of year                     12.44         214,729            12.44       214,729             12.43      229,435
                                                   =======                        =======                        =======

Options exercisable at
     end of year                                   155,901                        126,465                        111,776



                                     Page 52
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2002, 2001 and 2000


NOTE M--STOCK OPTION PLAN (Continued)

The following table summarizes information about fixed stock options outstanding at December 31, 2002:

                               Options Outstanding

                                          Weighted-Average
   Range of                  Number          Remaining         Weighted-Average
Exercise Prices           Outstanding     Contractual Life     Exercise Price
---------------           -----------     ----------------     --------------
$ 8.60 to $10.28               37,170           4.26 years           $   9.08
$12.34 to $12.55              240,720           6.28 years              12.53
$15.32 to $16.97               44,002           5.18 years              15.87
$22.86                          1,050           9.42 years              22.86
                          -----------

$8.60 to  $22.86              322,942           5.95 years              12.62
                          ===========

                                              Options Exercisable

   Range of                 Number                             Weighted-Average
Exercise Prices           Exercisable                          Exercise Price
---------------           -----------                          --------------
$ 8.60 to $10.28               37,170                                $   9.08
$12.34 to $12.55              163,853                                   12.52
$15.32 to $16.97               44,002                                   15.87
$22.86                          1,050                                   22.86
                          -----------

$ 8.60 to $22.86              246,075                                   12.64
                          ============


NOTE N--RELATED PARTY TRANSACTIONS

The Bancorp has entered into transactions with its directors, executive officers and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The following is a summary of the aggregate activity involving related party borrowers at December 31, 2002 and 2001:



                                     Page 53
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2002, 2001 and 2000


NOTE N--RELATED PARTY TRANSACTIONS (Continued)


                                                 2002           2001
                                           ------------     -----------

Loans outstanding at beginning of year     $  2,236,000     $ 2,423,000
Loans disbursements                           2,723,000         770,000
Loan repayments                                (352,000)       (957,000)
                                           ------------     -----------

Loans outstanding at end of year           $  4,607,000     $ 2,236,000
                                           ============     ===========

At December 31, 2002, commitments to related parties of approximately $1,289,000
were  undisbursed.   Deposits  received  from  directors  and  officers  totaled
$5,360,000 and $4,277,000 at December 31, 2002 and 2001, respectively.

The Bancorp leases its Glen Ellen office from a director of the Bancorp under a noncancellable operating lease. Lease expense for the years ended December 31, 2002 and 2001 was $12,172 and $11,054, respectively. The remaining lease commitment is approximately $2,989 through March 2003 including a minimum inflationary increase of 4% per year. The monthly lease payments will be increased annually based upon the Consumer Price Index, but not less than 4% annually. The term of the lease is 5 years with an option to extend the lease term for an additional 5 years at the same Consumer Price Index limitations.


NOTE O--COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments: The Bancorp leases its two Sonoma offices and Glen Ellen office under noncancelable operating leases with remaining terms of approximately seven years, three years and three months, respectively. Two of the leases require adjustments to the base rent for changing price indices and have a minimum annual increase of four percent. The Sonoma main office lease has an option to renew for two consecutive five-year terms and the Sonoma annex office has an option to renew for two five-year periods and one four-year period. The Glen Ellen office lease has an option to renew for one additional five-year term. The following table summarizes future minimum commitments under the noncancelable operating leases.

 Year ended December 31:
            2003                                     $   264,572
            2004                                         270,582
            2005                                         261,639
            2006                                         253,071
            2007                                         263,194
            Thereafter                                   415,138
                                                     -----------
                                                     $ 1,728,196
                                                     ===========

                                     Page 54
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2002, 2001 and 2000


NOTE O--COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

Rental expense was $278,000 in 2002, $268,000 in 2001 and $260,000 in 2000.

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

                                                   Contractual Amounts
                                                 2002              2001
                                           --------------     --------------

          Commitments to extend credit     $   30,359,000     $   41,920,000
          Standby letters of credit               589,000            952,500


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

The Bancorp has not incurred any losses on its commitments in 2002, 2001 or 2000.



                                     Page 55
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2002, 2001 and 2000


NOTE O--COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

As a guarantor of its customer's credit card accounts, the Bancorp is contingently liable for credit card receivable balances held by another financial institution should the customers default. The total amount guaranteed as of December 31, 2002 and 2001 was $181,000 and $34,000, respectively.


NOTE P--CONCENTRATIONS OF CREDIT RISK

Most of the Bancorp's business activity is with customers located within the State of California, primarily in Sonoma County. The economy of the Bancorp's primary service area is heavily dependent on the area's major industries which are tourism and agriculture, especially wineries, dairies, cheese producers and turkey breeders. General economic conditions or natural disasters affecting the primary service area or its major industries could affect the ability of customers to repay loans and the value of real property used as collateral. While the Bancorp has a diversified loan portfolio, approximately 83% of these loans are secured by real estate in its service area.

The concentrations of credit by type of loan are set forth in Note D. The distribution of commitments to extend credit approximates the distribution of loans outstanding. In addition, the Bancorp has loan commitments in the wine/agricultural industry, tourism industry and construction loans, representing 8%, 7% and 19%, of outstanding loans, respectively. Standby letters of credit were granted primarily to commercial borrowers. The Bancorp, as a matter of policy, does not extend credit to any single borrower or group of related borrowers on a secured basis in excess of 25% of its unimpaired capital (shareholders' equity plus the allowance for credit losses) and on an unsecured basis in excess of 15% of its unimpaired capital.

The concentrations of investments are set forth in Note C. The Bancorp places its investments primarily in financial instruments backed by the U.S. Government and its agencies or by high quality financial institutions, municipalities or corporations. The Bancorp has significant funds deposited with four correspondent banks. At December 31, 2002 the Bancorp had on deposit $9,500,000, $5,000,000 and $4,950,000 in federal funds sold to three of these institutions, which represented 50%, 26% and 26% of the Bancorp's net worth, respectively. In addition, deposits with one correspondent bank was in excess of the federally insured limit by $1,390,645 at December 31, 2002. While management recognizes the inherent risks involved in such concentrations, this concentration provides the Bancorp with an effective and cost efficient means of managing its liquidity position and item processing needs. Management closely monitors the financial condition of their correspondent banks on a continuous basis. The Bancorp also maintains additional deposit accounts with other correspondent banks should management determine that a change in its correspondent banking relationship would be appropriate.

At December 31, 2002, the Bancorp had life insurance policies with cash surrender values of $2,155,278 and $1,772,564 with two insurance companies, which represented 11% and 9%, respectively, of the Bancorp's net worth. Management closely monitors the financial condition and rating of these insurance companies on a regular basis.


                                     Page 56
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2002, 2001 and 2000

NOTE Q--REGULATORY MATTERS

Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank's regulatory agency. Cash dividends are limited to the lesser of retained earnings, if any, or net income for the last three years, net of the amount of any other distributions made to shareholders during such periods. As of December 31, 2002, $5,801,283 was available for cash dividend distribution without prior approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.



                                     Page 57
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2002, 2001 and 2000


NOTE Q--REGULATORY MATTERS (Continued)

As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                         To Be Well
                                                                                     Capitalized Under
                                                                For Capital          Prompt Corrective
                                           Actual            Adequacy Purposes       Action Provisions
                                    --------------------   --------------------     -------------------
                                    Amount        Ratio     Amount       Ratio      Amount        Ratio
                                    -------      -------   -------      -------     -------      ------
                                                              (in thousands)

As of December 31, 2002:
   Total Capital
      (to Risk Weighted Assets)     $ 20,852     13.4%     >$ 12,444     > 8.0%     >$15,555     > 10.0%
                                                           -             -          -            -
   Tier I Capital
      (to Risk Weighted Assets)     $ 18,897     12.2%     >$  6,222     > 4.0%     >$ 9,333     >  6.0%
                                                           -             -          -            -
   Tier I Capital
      (to Average Assets)           $ 18,897     10.5%     >$  7,207     > 4.0%     >$ 9,009     >  5.0%
                                                           -             -          -            -

As of December 31, 2001:
   Total Capital
        (to Risk Weighted Assets)   $ 17,781     13.1%     >$ 10,884     >8.0%      >$13,605     > 10.0%
                                                           -             -          -            -
   Tier I Capital
        (to Risk Weighted Assets)   $ 16,072     11.8%     >$  5,442     >4.0%      >$  8,163    >  6.0%
                                                           -             -          -            -
   Tier I Capital
        (to Average Assets)         $ 16,072     10.4%     >$  6,195     >4.0%      >$  7,743    >  5.0%
                                                           -             -          -            -


NOTE R--CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

A condensed balance sheet as of December 31, 2002 and 2001 and the related condensed statement of operations and cash flows for the years ended December 31, 2002 and 2001, and two months ended December 31, 2000 for Sonoma Valley Bancorp (parent company only) are presented as follows:



                                     Page 58
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2002, 2001 and 2000


NOTE R--CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (Continued)

                            Condensed Balance Sheets
                           December 31, 2002 and 2001


                                                       2002             2001
                                                 --------------   --------------
Assets
    Cash                                         $      249,432   $      349,706
    Other assets                                         89,551           87,699
    Investment in common stock of subsidiary         18,985,494       16,233,657
                                                 --------------   --------------

                                                 $   19,324,477   $   16,671,062
                                                 ==============   ==============
Liabilities
    Accrued expenses                             $       84,167

Shareholders' equity
    Common stock                                     12,936,225   $   11,025,885
    Retained earnings                                 6,304,085        5,645,177
                                                 --------------   --------------

                                                 $   19,324,477   $   16,671,062
                                                 ==============   ==============


                       Condensed Statements of Operations
For the years ended December 31, 2002 and 2001 and the two months ended December 31, 2000


                                                         2002                2001             2000
                                                     -------------     -------------     -------------
Dividend from subsidiary                                               $     500,000     $     300,000
Expenses                                             $     125,091            36,620            44,370
                                                     -------------     -------------     -------------

(Loss) income before income taxes and equity in
    undistributed income of subsidiary                    (125,091)          463,380           255,630
Income tax benefit                                          44,483            16,419            19,110
                                                     -------------     -------------      ------------
                                                           (80,608)          479,799           274,740
Equity in undistributed net income of subsidiary         2,824,941         2,120,445           111,750
                                                     -------------     -------------      ------------

Net income                                           $   2,744,333     $   2,600,244      $    386,490
                                                     =============     =============      ============




                                     Page 59
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2002, 2001 and 2000


NOTE R--CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (Continued)

                       Condensed Statements of Cash Flows
For the years ended December 31, 2002 and 2001 and the two months ended December 31, 2000


                                                                 2002            2001                2000
                                                             ------------     ------------     ------------

Operating activities:
    Net income                                               $  2,744,333     $  2,600,244     $    386,490
    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Equity in undistributed net income of subsidiary       (2,824,941)      (2,120,445)        (111,750)
        Increase in other assets                                   40,345          (17,218)         (19,110)
        Net change in total liabilities                            84,167
                                                             ------------     ------------     ------------
            Net cash provided by operating activities              43,904          462,581          255,630
                                                             ------------     ------------     ------------
Financing activities:
    Stock repurchases                                            (344,602)        (571,408)
    Stock options exercised                                       214,375          214,858
    Fractional shares purchased                                   (13,951)         (11,955)
                                                             ------------     ------------
                Net cash used by financing activities            (144,178)        (368,505)

              Net change in cash and cash equivalents            (100,274)          94,076          255,630

       Cash and cash equivalents at beginning of year             349,706          255,630
                                                             ------------     ------------     ------------

             Cash and cash equivalents at end of year        $    249,432     $    349,706     $    255,630
                                                             ============     ============     ============

Supplemental Disclosures of Noncash Activities:
    Stock Dividend                                           $  1,775,026     $  1,381,976


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

                                     Page 60
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2002, 2001 and 2000


NOTE S--FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Bancorp and Subsidiary's financial instruments are as follows at December 31:

                                              2002                                      2001
                                   -----------------------------     ------------------------------

                                                      Estimated                           Estimated
                                     Carrying            Fair           Carrying             Fair
                                      Amount            Value            Amount             Value
Financial assets:                 ------------     -------------     ------------     ------------
     Cash and due from banks      $  8,422,599     $   8,422,599     $  7,150,662     $  7,150,662
     Federal funds sold             23,095,000        23,095,000       13,250,000       13,250,000
     Investment securities
        available- for-sale          3,823,259         3,823,259       10,668,970       10,668,970
     Investment securities held-
        to-maturity                  9,923,737        10,440,453       11,795,980       12,142,652
     Loans and lease financing
        receivables, net           125,269,101       125,970,797      105,032,209      105,660,396
     Accrued interest receivable       799,282           799,282          952,061          952,061
     Cash surrender value of life
        insurance                    7,387,712         7,387,712        5,030,531        5,030,531
Financial liabilities:
     Deposits                      160,079,253       161,011,407      137,654,979      137,977,557
     Accrued interest payable           59,923            59,923           64,423           64,423


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



                                     Page 61
--------------------------------------------------------------------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2002, 2001 and 2000


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



                                     Page 62
--------------------------------------------------------------------------------

PART III

Item 10.  Directors and Executive Officers of the Company.

The information called for in Item 10 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 180 days from fiscal year end.

Item 11.  Executive Compensation.

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

Item 13.  Certain Relationships and Related Transactions.

The information called for in Item 13 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 180 days from fiscal year end.

Item 14.  Controls and Procedures

Within the 90 days prior to the date of this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in this Form 10-K.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.



                                     Page 63
--------------------------------------------------------------------------------

                                     PART IV

Item 15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Financial Statements

     The following financial statements of the Company are filed as part of this Annual Report:

     Number                                                                 Page

     1.  Independent Auditor's Report ....................................... 29


     2.  Consolidated Balance Sheets as of December 31, 2002 and 2001 ........30

     3.  Consolidated Statements of Operations for the three years ended
         December 31, 2002, 2001 and 2000.....................................31


     4.  Consolidated Statements of Changes in Shareholders' Equity
         for the three years ended December 31, 2002, 2001 and 2000....32 and 33

     5.  Consolidated Statements of Cash Flows for the three years ended
         December 31, 2002, 2001 and 2000..............................34 and 35

     6.  Notes to Consolidated Financial Statements ..........................36

Financial Statement Schedules

All other schedules have been omitted since the required information is not present or is not present in sufficient amounts to require submission of the schedules or because the information is included in the financial statements or the notes thereto.



                                     Page 64
--------------------------------------------------------------------------------

Reports on Form 8-K

     None

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

10.6 Sonoma Valley Bank 1996 Stock Option Plan, filed as Exhibit 10.6 to the Form 10-KSB for the year ended December 31, 1997.

10.7 Sonoma Valley Bank Severance Agreement with Mel Switzer, Jr. dated October 21, 1998, filed as Exhibit 10.7 to the From 10-KSB for the year ended December 31, 1998.

10.8 Sonoma Valley Bank Severance Agreement with Mary Dieter dated October 21, 1998, filed as Exhibit 10.8 to the From 10-KSB for the year ended December 31, 1998.

10.10Sonoma Valley Bancorp Assumption of Severance Agreement [Form of], filed as Exhibit 10.1 to the Form 10-KSB for the year ended December 31, 2001.

10.11Sonoma Valley Bancorp 2002 Equity Incentive Plan, filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting held on May 14, 2002.

23.1 Consent of Richardson and Co., Independent Auditors.

99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                     Page 65
--------------------------------------------------------------------------------

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                           SONOMA VALLEY BANCORP




Date:    March 19, 2003               By:/s/ Mel Switzer, Jr.
                                      -----------------------------------------
                                      Mel Switzer, Jr.
                                      President and
                                      Chief Executive Officer
                                      (Principal Executive Officer)






Date:    March 19, 2003               By:/s/ Mary Quade Dieter
                                      -----------------------------------------
                                      Mary Quade Dieter
                                      Executive Vice President and
                                      Chief Operating Officer
                                      (Principal Finance and Accounting Officer)

                                     Page 66
--------------------------------------------------------------------------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Suzanne Brangham                                        Date: March 19, 2003
----------------------------------------
Suzanne Brangham, Secretary
of the Board and Director

/s/ Dale T. Downing                                         Date: March 19, 2003
-------------------------------------------
Dale T. Downing, Director

/s/ Frederick H. Harland                                    Date: March 19, 2003
-----------------------------------------
Frederick H. Harland, Director

/s/ Robert B. Hitchcock                                     Date: March 19, 2003
-----------------------------------------
Robert B. Hitchcock, Director

/s/ Gerald J. Marino                                        Date: March 19, 2003
--------------------------------------------
Gerald J. Marino, Director

/s/ Gary D. Nelson                                          Date: March 19, 2003
--------------------------------------------
Gary D. Nelson, Director

/s/ Robert J. Nicholas                                      Date: March 19, 2003
-------------------------------------------
Robert J. Nicholas, Chairman
of the Board and Director

/s/ Angelo C. Sangiacomo                                    Date: March 19, 2003
--------------------------------------
Angelo C. Sangiacomo, Director

/s/ Jesse R. Stone                                          Date: March 19, 2003
----------------------------------------------
Jesse R. Stone, Director

/s/ Mel Switzer, Jr.                                        Date: March 19, 2003
---------------------------------------------
Mel Switzer, Jr., Director, President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Harry Weise                                             Date: March 19, 2003
----------------------------------------------
Harry Weise, Director

/s/ Mary Quade Dieter                                       Date: March 19, 2003
-----------------------------------------
Mary Quade Dieter, Chief Financial Officer
Executive Vice President, Chief Operating Officer
(Principal Finance and Accounting Officer)


                                     Page 67
--------------------------------------------------------------------------------

                                  CERTIFICATION

I, Mel Switzer, Jr., Chief Executive Officer for Sonoma Valley Bancorp, certify that:

1. I have reviewed this quarterly report on Form 10-K of Sonoma Valley Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:    March 19, 2003                           /s/ Mel Switzer, Jr.
       ------------------------                    ----------------------------
                                                   Mel Switzer, Jr.
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

                                  CERTIFICATION

I, Mary Quade Dieter., Chief Financial Officer for Sonoma Valley Bancorp, certify that:

1. I have reviewed this quarterly report on Form 10-K of Sonoma Valley Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:    March 19, 2003              /s/ Mary Quade Dieter
       ------------------------       -----------------------------------------
                                      Mary Quade Dieter
                                      Chief Financial Officer
                                      (Principal Finance and Accounting Officer)

                                                                    EXHIBIT 23.1









Richardson & Company                               550 Howe Avenue, Suite 210
                                                   Sacramento, California 95825

                                                   Telephone: (916) 564-8727
                                                         FAX:  (916)564-8728







                         CONSENT OF RICHARDSON & COMPANY

     We consent to the incorporation by reference in the Registration Statement (Form S-8) (SEC File Number 333-62294) pertaining to the Sonoma Valley Bancorp's 1996 Stock Option Plan as amended in April 1999 and the Registration Statement (Form S-8) (SEC File Number 333-88610) pertaining to the Sonoma Valley Bancorp's 2002 Equity Incentive plan of our report dated January 29, 2003 with respect to the consolidated financial statements of Sonoma Valley Bancorp and Subsidiary included in its Annual Report (Form 10-K) for the year ended December 31, 2002, filed with the securities and Exchange Commission.

                                                        /s/ Richardson & Company
                                                        ------------------------
                                                        Richardson & Company

Sacramento, California
March 19, 2003

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT 2002

In connection with the annual report of Sonoma Valley Bancorp (the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Mel Switzer, Jr., Chief Executive Officer and Mary Quade Dieter, Chief Financial Officer, of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 fo the Sarbanes-Oxley Act of 2002 , that to the best of our knowledge and belief:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial   condition  and  result  of
               operations of the Company.


Dated:        March 19, 2003        /s/ Mel Switzer, Jr.
     ------------------------       ------------------------------------------
                                    Mel Switzer, Jr.,
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Dated:        March 19, 2003        /s/ Mary Quade Dieter
     ------------------------       -------------------------------------------
                                    Mary Quade Dieter,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)