Form 10-Q
period 2003-03-31
SONOMA VALLEY BANCORP
filed 2003-05-14
CIK 1120427

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 2003


                        Commission File Number: 000-31929


                              SONOMA VALLEY BANCORP
             (Exact name of Registrant as specified in its charter)


       CALIFORNIA                                      68-0454068
(State of Incorporation)                (I.R.S. Employer Identification No.)

202 West Napa Street Sonoma, California                                95476
(Address of principal executive offices)                           (Zip Code)

                                  (707)935-3200
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes o No |_|

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No o

The number of shares outstanding of the registrant's Common Stock, no par value, as of May 1, 2003 was 1,392,138.

INDEX

Part 1 Financial Information                                         Page Number
                                                                     -----------

Item 1.  Financial Statements (Unaudited):

       Consolidated Balance Sheets at March 31, 2003,
       December 31, 2002 and March 31, 2002....................................3

       Consolidated Statements of Operations for the
       three months ended March 31, 2003 and 2002..............................4

       Consolidated Statements of Changes in Shareholders Equity
       for the three months ended March 31, 2003,
       and the years ended December 31, 2002 and 2001..........................5

       Consolidated Statements of Cash Flows for the
       three months ended March 31, 2003 and 2002..............................7

       Notes to Consolidated Financial Statements..............................8

       Average Balances, Yields and Rates Paid
       for the three months ended March 31, 2003 and 2002.....................10

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operation.....................11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk............21

Item 4.  Controls and Procedures..............................................21


Part II  Other Information

Item 1.  Legal Proceedings....................................................22

Item 2.  Changes in Securities and Use of Proceeds............................22

Item 3.  Default Upon Senior Securities.......................................22

Item 4.  Submission of Matters to a Vote of Security Holders..................22

Item 5.  Other Information....................................................22

Item 6.  Exhibits and Reports on Form 8-K.....................................22

Signatures....................................................................23

Certifications................................................................24

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

                                     Part I
Item 1.                       FINANCIAL STATEMENTS
                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

             March 31, 2003 (Unaudited), December 31, 2002 (Audited)
                          and March 31, 2002(Unaudited)

                                                                               March 31,       December 31,      March 31,
                                                                                 2003             2002             2002
                                                                             ------------     ------------     ------------
ASSETS
    Cash and due from banks                                                  $  9,000,734     $  8,422,599     $  7,815,648
    Federal funds sold                                                         37,160,000       23,095,000        7,185,000
                                                                             ------------     ------------     ------------
                                         Total cash and cash equivalents       46,160,734       31,517,599       15,000,648
    Investment securities available-for-sale, at fair value                     4,058,495        3,823,259        8,546,820
    Investment securities held-to-maturity (fair value
       of $10,695,000, 10,440,000 and $12,043,000,
       respectively)                                                           10,223,240        9,923,737       11,697,786
    Loans and lease financing receivables, net                                122,183,245      125,269,181      108,948,371
    Premises and equipment, net                                                   904,503          875,697          599,113
    Accrued interest receivable                                                   894,671          799,282          908,685
    Cash surrender value of life insurance                                      7,473,434        7,387,712        7,096,768
    Other assets                                                                2,655,610        3,006,260        2,501,287
                                                                             ------------     ------------     ------------

                                                            Total assets     $194,553,932     $182,602,727     $155,299,478
                                                                             ============     ============     ============
LIABILITIES
    Noninterest-bearing demand deposits                                      $ 40,078,981     $ 38,760,806     $ 30,596,689
    Interest-bearing transaction deposits                                      29,887,026       24,627,589       23,346,522
    Savings and money market deposits                                          57,029,834       51,802,714       46,269,529
    Time deposits, $100,000 and over                                           24,745,449       25,018,603       17,800,230
    Other time deposits                                                        20,144,430       19,778,540       17,264,733
                                                                             ------------     ------------     ------------
                                                          Total deposits      171,885,720      159,988,252      135,277,703
    Accrued interest payable
       and other liabilities                                                   3,055,775        3,374,165        2,805,173
                                                                             ------------     ------------     ------------
                                                       Total liabilities      174,941,495      163,362,417      138,082,876
    Commitments and contingencies ( see
       accompanying notes )

SHAREHOLDERS' EQUITY
       Common stock, no par  value; 10,000,000 shares
       authorized; 1,392,138 shares at March 31, 2003
       1,401,146  shares  at   December  31, 2002 and
       1,395,965 shares at  March 31, 2002 issued and
       outstanding                                                             12,895,500       12,936,225       11,003,572
    Retained earnings                                                           6,635,241        6,215,790        6,120,490
    Accumulated other comprehensive income                                         81,696           88,295           92,540
                                                                             ------------     -----------      ------------
                                              Total shareholders' equity       19,612,437       19,240,310       17,216,602
                                                                             ------------     ------------     ------------
                              Total liabilities and shareholders' equity     $194,553,932     $182,602,727     $155,299,478
                                                                             ============     ============     ============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

               For the three months ended March 31, 2003 and 2002


                                                                                    2003           2002
                                                                               -----------     -----------
INTEREST INCOME
    Loans and leases                                                           $ 2,442,703     $ 2,276,200
    Taxable securities                                                              53,436         147,595
    Tax-exempt securities                                                          108,601         137,187
    Federal funds sold                                                              76,160          36,751
    Dividends                                                                            0           4,024
                                                                               -----------     -----------
                                            Total interest income                2,680,900       2,601,757
INTEREST EXPENSE
    Interest-bearing transaction deposits                                           12,862          22,772
    Savings and money market deposits                                              126,213         176,457
    Time deposits, $100,000 and over                                               195,915         154,613
    Other time deposits                                                            130,402         139,953
                                                                               -----------     -----------
                                           Total interest expense                  465,392         493,795
                                                                               -----------     -----------
           NET INTEREST INCOME                                                   2,215,508       2,107,962
    Provision for loan and lease losses                                             20,000          60,000
                                                                               -----------     -----------
                                        NET INTEREST INCOME AFTER
                                           PROVISION FOR LOAN AND
                                                     LEASE LOSSES                2,195,508       2,047,962
NON-INTEREST INCOME                                                                404,096         397,796
NON-INTEREST EXPENSE
  Salaries and employee benefits                                                   843,996         851,432
  Premises and equipment                                                           181,645         140,112
  Other                                                                            535,856         387,757
                                                                               -----------     -----------
                                       Total non-interest expense                1,561,497       1,379,301
                                                                               -----------     -----------
                                          Income before provision
                                                 for income taxes                1,038,107       1,066,457
  Provision for income taxes                                                       344,378         358,135
                                                                               -----------     -----------

                                                       NET INCOME              $   693,729     $   708,322
                                                                               ===========     ===========

                                             NET INCOME PER SHARE              $       .50     $       .51
                                                                               ===========     ===========

                                             NET INCOME PER SHARE
                                                ASSUMING DILUTION              $       .45     $       .47
                                                                               ===========     ===========

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

   For the three months ended March 31, 2003 (Unaudited), and the years ended
                 December 31, 2002 (Audited) and 2001 (Audited)


                                                                                                  Accumulated
                                                                                                     Other
                             Comprehensive            Common   Stock              Retained       Comprehensive
                                Income             Shares        Amount           Earnings           Income             Total
                             -------------     ----------     -------------     -------------    --------------     -------------

BALANCE AT
   JANUARY 1, 2001                              1,281,680     $   9,585,003     $   4,641,551     $      78,692     $  14,305,246

5% stock dividend                                  63,104         1,381,976        (1,381,976)
Fractional shares                                                                     (11,955)                            (11,955)
Redemption and retirement
  of stock                                        (27,717)         (207,323)         (364,085)                           (571,408)
Stock options exercised and
 related tax benefits                              16,437           266,229                                               266,229
Net income for the year      $   2,600,244                                          2,600,244                           2,600,244
Other comprehensive loss,
  net of tax:
  Unrealized holding gains
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $57,842                      82,706
                             -------------
Other comprehensive loss,
  net of taxes                      82,706                                                               82,706            82,706
                             -------------     ----------     -------------     -------------     -------------     -------------

Total comprehensive income   $   2,682,950
                             =============

BALANCE AT
  DECEMBER 31, 2001                             1,333,504     $  11,025,885     $   5,483,779     $     161,398     $  16,671,062

5% stock dividend                                  65,742         1,775,026        (1,775,026)
Fractional shares                                                                     (13,951)                            (13,951)
Redemption and retirement
  of stock                                        (14,596)         (121,257)         (223,345)                           (344,602)
Stock options exercised and
  related tax benefits                             16,496           256,571                                               256,571
Net income for the year      $   2,744,333                                          2,744,333                           2,744,333
Other comprehensive income,
  net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $51,125                     (73,103)
                             -------------
Other comprehensive income,
  net of taxes                     (73,103)                                                             (73,103)          (73,103)
                             -------------     ----------     -------------     -------------    --------------      ------------

Total comprehensive income   $   2,671,230
                             =============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)

   For the three months ended March 31, 2003 (Unaudited), and the years ended
                 December 31, 2002 (Audited) and 2001 (Audited)


                                                                                                   Accumulated
                                                                                                      Other
                             Comprehensive            Common  Stock               Retained        Comprehensive
                               Income              Shares      Amount             Earnings            Income           Total
                             -------------     ----------     -------------     -------------    --------------     -------------

BALANCE AT
  DECEMBER 31, 2002                             1,401,146     $  12,936,225      $  6,215,790      $     88,295     $  19,240,310

Redemption and retirement
  of stock                                        (14,892)         (137,453)         (274,278)                           (411,731)
Stock options exercised and
  related tax benefits                              5,884            96,728                                                96,728
Net income for the period    $    693,729                                             693,729                             693,729
Other comprehensive income,
  net of tax:
  Unrealized holding gains
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $ 4,614                     (6,599)
                             ------------
Other comprehensive income,
  net of taxes                     (6,599)                                                               (6,599)           (6,599)
                             ------------      ----------     -------------     -------------    --------------     -------------

Total comprehensive income   $    687,130
                             ============


BALANCE AT
 MARCH 31, 2003                                 1,392,138     $  12,895,500     $   6,635,241    $       81,696     $  19,612,437
                                               ==========     =============     =============    ==============     =============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

               For the three months ended March 31, 2003 and 2002


                                                                                         2003            2002
                                                                                    ------------     ------------
OPERATING ACTIVITIES
    Net income                                                                      $    693,729     $    708,322
    Adjustments to reconcile net income
        to net cash provided by operating activities:
            Provision for loan and lease losses                                           20,000           60,000
            Depreciation                                                                  53,306           36,744
            Amortization and other                                                        13,287           13,329
            Net change in interest receivable                                            (95,390)          43,376
            Net change in cash surrender value
               of life insurance                                                         (85,722)         (66,237)
            Net change in other assets                                                   355,265          400,009
            Net change in interest payable and other liabilities                        (318,390)        (218,990)
                                                                                    ------------     ------------
                                       NET CASH PROVIDED BY OPERATING ACTIVITIES         636,085          976,553
INVESTING ACTIVITIES
    Purchases of securities held-to-maturity                                            (778,009)               0
    Purchases of securities available-for-sale                                        (1,001,231)          (4,000)
    Proceeds from maturing securities held-to-maturity                                   470,000           90,000
    Proceeds from maturing securities available-for-sale                                 750,000        2,000,000
    Net change in loans and leases                                                     3,065,937       (3,976,162)
    Purchases of life insurance                                                                0       (2,000,000)
    Purchases of premises and equipment                                                  (82,112)         (15,205)
                                                                                    ------------     ------------
                                          NET CASH USED FOR INVESTING ACTIVITIES       2,424,585       (3,905,367)

FINANCING ACTIVITIES
    Net change in demand, interest-bearing
        transaction and savings deposits                                            $ 11,804,732     $ (1,472,910)
    Net change in time deposits                                                           92,736         (904,366)
    Stock repurchases                                                                   (411,731)        (114,549)
    Stock options exercised                                                               96,728           20,625
                                                                                     -----------     ------------
                                       NET CASH PROVIDED BY FINANCING ACTIVITIES      11,582,465       (2,471,200)
                                                                                     -----------     ------------
                                         NET CHANGE IN CASH AND CASH EQUIVALENTS      14,643,135       (5,400,014)
    Cash and cash equivalents at beginning of period                                  31,517,599       20,400,662
                                                                                     -----------     ------------
                                      CASH AND CASH EQUIVALENTS AT END OF PERIOD     $46,160,734     $ 15,000,648
                                                                                     ===========     ============

SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION:

Cash paid during the year for:
     Interest expense                                                               $    466,326     $    504,461

SUPPLEMENTAL DISCLOSURES OF
     NONCASH ACTIVITIES:
Net change in unrealized gains and losses on securities                             $    (11,213)    $   (117,015)
Net change in deferred income taxes on unrealized
     gains and losses on securities                                                  $     4,614     $     48,157

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2003
                                   (Unaudited)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Sonoma Valley Bancorp and Subsidiary (the "Company") at March 31, 2003 and results of operations for the three months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results through December 31, 2003.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Sonoma Valley Bancorp and its wholly owned subsidiary Sonoma Valley Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Commitments

The Company has no outstanding performance letters of credit at March 31, 2003 and March 31, 2002.

Note 4 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding. The weighted average number of common shares used in computing the net income per common share for the period ending March 31, 2003 was 1,396,996 and for the period ending March 31, 2002 was 1,398,329.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding. The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending March 31, 2003 was 1,528,857 and for the period ending March 31, 2002 was 1,495,303.

Note 5 - Stock Option Accounting

The Company has two stock-based employee and director compensation plans. In December 2002 the Financial Accounting Standards Board issued SFAS No. 148, Accounting for Stock-Based Compensation, an Amendment of SFAS No. 123 ("SFAS No. 123") in an effort to encourage the recognition of compensation expense for the issuance of stock options. The Company adopted SFAS No. 148 effective January 1, 2003 using the prospective application method. Under this method, the compensation expense and related tax benefit associated with stock option grants issued on or after January 1, 2003 will be recognized in the income statement. Prior to January 1, 2003, the Company accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income for stock options granted prior to January 1, 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation on stock options granted prior to January 1, 2003.

                                                             March 31,       March 31,
                                                               2002            2003
                                                           ------------     ------------

    Net Income, as reported                                $    708,322     $    693,729
    Deduct: Total stock-based compensation  expense
      determined under fair value based method for all
      awards, net of related tax effects                        (46,480)         (44,978)
                                                           ------------     ------------
    Pro forma net income                                   $    661,842     $    648,751
                                                           ============     ============

Net income per share:
    Basic - As reported                                             .51              .50
    Basic - Pro forma                                               .47              .46
    Diluted - As reported                                           .47              .45
    Diluted - Pro forma                                             .44              .42


                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
               For the three months ended March 31, 2003 and 2002
                             (dollars in thousands)

                                                                   2003                                    2002
                                                                   ----                                    ----

ASSETS                                        Average      Income/        Yield/     Average      Income/       Yield/
                                              Balance      Expense         Rate      Balance      Expense        Rate
                                             ---------     ----------     ------     --------     ---------     -----
Interest-earning assets:
Loans(2):
  Commercial                                 $  85,981     $    1,632       7.70%    $  69,941    $   1,393      8.08%
  Consumer                                      12,410            238       7.78%       13,674          281      8.33%
  Real estate construction                      20,403            411       8.17%       16,213          407     10.18%
  Real estate mortgage                           5,290            110       8.43%        6,650          139      8.48%
  Tax exempt loans (1)                           3,184             66       8.41%        3,403           71      8.46%
  Leases                                            97              6      25.09%          207            7     13.71%
  Tax exempt leases (1)                             63              3      19.31%          120            4     13.52%
  Unearned loan fees                              (424)                                   (457)
                                             ---------     ----------                ---------    ---------
         Total loans                           127,004          2,466       7.87%      109,751        2,302      8.51%
Investment securities
  Available for sale:
         Taxable                                 3,655             50       5.55%        9,617          147      6.20
  Hold to maturity:
         Taxable                                   205              3       5.93%          202            3      6.02%
         Tax exempt (1)                          9,463            165       7.07%       11,502          203      7.16%
                                             ---------     ----------                ---------    ---------
         Total investment securities            13,323            218       6.64%       21,321          353      6.71%
Federal funds sold                              26,425             76       1.17%        9,138           37      1.64%
                FHLB Stock                         282              0       0.00%          269            4      6.03%
Total due from banks/Interest bearing               34              0       0.00%          202            1      2.01%
                                             ---------     ----------                ---------    ---------
  Total interest earning assets                167,068     $    2,760       6.70%      140,681    $   2,697      7.77%
                                                           ==========                =========
Noninterest-bearing assets:
  Reserve for loan losses                       (2,798)                                 (2,438)
  Cash and due from banks                        8,660                                   7,329
  Premises and equipment                           903                                     617
  Other assets                                  10,828                                   9,139
                                             ---------                               ---------
           Total assets                      $ 184,661                               $ 155,328
                                             =========                               =========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing deposits
         Interest bearing transaction        $  26,862     $       13       0.20%    $  22,190    $      23      0.42%
         Savings deposits                       54,092            126       0.94%       47,950          176      1.49%
         Time deposits over $100,000            25,351            196       3.14%       17,731          155      3.55%
         Other time deposits                    19,974            130       2.64%       17,676          140      3.21%
                                             ---------     ----------                ---------    ---------
           Total interest bearing
                    deposits                   126,279            465       1.49%      105,547          494      1.90%
Federal funds purchased                              0              0       0.00%
  Other short term borrowings                        0              0       0.00%            0            0      0.00%
                                             ---------     ----------                ---------    ---------
           Total interest bearing
                     liabilities               126,279     $      465       1.49%      105,547    $     494      1.90%
                                                           ==========                             =========
Non interest bearing liabilities:
  Non interest bearing demand deposits          35,645                                  29,880
  Other liabilities                              3,176                                   2,847
  Shareholders' equity                          19,561                                  17,054
                                             ---------                               ---------
         Total liabilities and
                   shareholders' equity      $ 184,661                               $ 155,328
                                             =========                               =========
Interest rate spread                                                        5.21%                                5.87%
                                                                            ====                                 ====
Interest income                                            $    2,760       6.70%                 $   2,697      7.77%
Interest expense                                                  465       1.13%                      494       1.42%
                                                           ----------       ----                  ---------      -----
Net interest income/margin                                 $    2,295       5.57%                 $   2,203      6.35%
                                                           ==========                             =========

     (1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2003 and 2002.
     (2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $100,981 and $98,021 for the three months ended March 31, 2003 and 2002, respectively, were amortized to the appropriate interest income categories.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      For the Three Month Periods
      Ended March 31, 2003 and 2002

Forward Looking Statements

With the exception of historical facts stated herein, the matters discussed in this Form 10-Q are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operation of Sonoma Valley Bancorp's wholly owned subsidiary, Sonoma Valley Bank, projected costs and expenses related to operations of the bank's liquidity, capital resources, and the availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this Form 10-Q, the following; (i) increased competition from other banks, savings and loan associations, thrift and loan associations, finance companies, credit unions, offerors of money market funds, and other financial institutions; (ii) the risks and uncertainties relating to general economic and political conditions, both domestically and internationally, including, but not limited to, inflation, or natural disasters affecting the primary service area of the Bank or its major industries; or (iii) changes in the laws and regulations governing the Bank's activities at either the state or federal level. Readers of this Form 10-Q are cautioned not to put undue reliance on "forward looking" statements which, by their nature, are uncertain as reliable indicators of future performance. Sonoma Valley Bancorp disclaims any obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

Overview

The Company reported net income of $693,729 for the first three months of 2003 compared with $708,322 for the first three months of 2002. On a per share basis, net income equaled $.50 compared with $.51 per share during the same period in 2002. The March 2002 per share amount has been adjusted for the 5% stock dividend declared in June 2002.

Return on average total assets on an annualized basis for the three-month periods was 1.52% and 1.85% respectively. Return on average shareholders' equity on an annualized basis for the same periods was 14.39% and 16.84%, respectively.

RESULTS OF OPERATIONS

Net interest Income

Net interest income is the difference between total interest income and total interest expense. Net interest income, adjusted to a fully taxable equivalent basis, as shown on the table- Average

Balance, Yields and Rates Paid, on page 10, is higher than net interest income on the statement of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($79,000 in 2003 and $95,000 in 2002, based on a 34% federal income tax rate).

The improvement in net interest income for the three months ended March 31, 2003 (stated on a fully taxable equivalent basis) is a result of an increase of $63,000 in interest income and the $29,000 decline in interest expense.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin for 2003 declined to 5.57% from 6.35% for the same period in 2002.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) increased by $63,000 to $2.8 million in the three months of 2003, a 2.34% increase over the $2.7 million realized during the same period in 2002.

The $63,000 increase was a result of the $26.4 million gain in earning assets. This increase occurred in spite of the 1.07% decline in yield from 7.77% in 2002 to 6.70% in 2003.

Interest Expense

Total interest expense declined by $29,000 to $465,000. The average rate paid on all interest- bearing liabilities declined from 1.90% in 2002 to 1.49% in 2003. Average balances increased from $105.5 million to $126.3 million, a 19.6% gain in deposits. The increase in volume of average balances was responsible for a $112,000 increase in interest expense together with a $143,000 decrease in expense related to lower interest rates resulting in lower interest expense of $29,000.

Individual components of interest income and interest expense are provided in the table-Average Balances, Yields and Rates Paid on page 10.

Provision for Loan Losses

The provision for loan losses charged to operations is based on the Company's monthly evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding. The provision to the allowance for loan losses amounted to $20,000 during the three months of 2003 and $60,000 in the same period in 2002. The provision is based on management's evaluation and assessment of the loan portfolio.

Loans charged-off were $32,850 and recoveries were $1,680 for the three months of 2003 compared with $14,683 in charge-offs and $2,460 in recoveries for the same period in 2002.

Non-interest Income

Non-interest income of $404,000 increased 1.5% over the $398,000 recorded in the comparable period in 2002. Services Charges were up due to growth in customer activity and an increase in life insurance proceeds due to additional policies.

Non-interest Expense

Total non-interest expense increased 13.2% to $1.56 million during the three months of 2003 from $1.38 million for the same period in 2002. Non-interest expense on an annualized basis represented 3.43% of average total assets in 2003 compared with 3.60% in the comparable period in 2002. The decrease in the 2003 expense ratio reflects normal operating expense as a result of the asset growth of 18.76% from $140.7 in 2002 to $167.1 in 2003 and reflects the normal increase in the cost of doing business.

Salaries and benefits declined .82% from $851,000 in 2002 to $844,000 in 2003. The 2003 decline reflects management's attempt to control expenses related to benefit expense. At March 31, 2003 and 2002, the total full time equivalent employees were 46 in 2003 compared to 47 in 2002.

Expense related to premises and equipment increased 29.29% to $181,000 in 2003 from $140,000 in 2002. The increase in expense in 2003 is a result of a remodel of the Operations Center which created 7 additional work spaces and investment in technology to allow for check and document imaging.

Other operating expenses increased by 38.1% to $536,000 in 2003 from $388,000 in 2002. The largest increase of other non-interest expense was professional fees, which is primarily comprised of data processing, item processing and ATM services, as well as accounting, legal and other professional fees. This reflects the bank check imaging and Internet development projects.

Provision for Income Taxes

The provision for income taxes declined to an effective tax rate of 33.17% for the three months of 2003 compared with 33.58% for the three months of 2002. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

BALANCE SHEET ANALYSIS

Investments

Investment securities were $14.3 million at March 31, 2003, a 3.9% increase from the $13.7 million at December 31, 2002 and a 29.5% decline from $20.2 million at March 31, 2002. The Company will usually maintain an investment portfolio of securities rated A or higher by

Standard and Poor's and or Moody's Investors Service. Local tax-exempt bonds are occasionally purchased without an A rating.

Securities are classified as held to maturity, if the Company has both the intent and the ability to hold these securities to maturity. As of March 31, 2003, the Company had securities totaling $10.2 million with a market value of $10.7 million categorized as hold to maturity. Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.

Securities are classified as available for sale if the Company intends to hold these debt securities for an indefinite period of time, but not necessarily to maturity. Investment securities which are categorized as available for sale are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity. Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy. Securities held in the available for sale category are recorded at market value, which is $4.1 million compared to an amortized cost of $3.9 million as of March 31, 2003.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses are recognized in the accounts upon sale, or at such time as management determines that a permanent decline in value exists.

Loans

The Company's loan portfolio was $125.0 million at March 31, 2003, or 72.7% of total deposits. This compares with $128.1 million, or 80.0% of total deposits, at December 31, 2002 and $111.4 million, or 82.4% of total deposits, at March 31, 2002. A comparative schedule of average loan balances is presented in the table on page 10; period end and year-end balances are presented in the following table.


                                March 31,       Percentage       December 31,     Percentage         March 31,     Percentage
                                  2003           of Total           2002           of Total            2002         of Total
                             --------------     ---------      --------------     ----------     --------------    ----------

Commercial                   $   85,802,958         68.4%      $   89,507,230           69.7%    $   73,836,037          66.0%
Consumer                         11,868,556          9.5%          13,374,774           10.4%        13,342,991          11.9%
Real estate construction         23,458,920         18.7%          19,507,906           15.2%        18,304,725          16.4%
Real estate mortgage              4,092,951          3.3%           5,911,082            4.6%         6,040,680           5.4%
Leases                              149,976          0.1%             174,409            0.1%           314,299           0.3%
                             --------------     --------       --------------     ----------     --------------    ----------
                                125,373,361        100.0%         128,475,401          100.0%       111,838,732         100.0%
                                                ========                          ==========                       ==========
Deferred loan fees
 and costs, net                    (419,324)                         (424,258)                         (427,029)
Allowance for loan
 and lease losses                (2,770,792)                       (2,781,962)                       (2,463,332)
                             --------------                    --------------                    --------------

                             $  122,183,245        100.0%      $  125,269,181          100.0%    $  108,948,371         100.0%
                             ==============                    ==============                    ==============

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

Non Performing Assets

There were $2.3 million nonaccrual loans and no loans 90 days or more past due and still accruing at March 31, 2003. There were $431,000 nonaccrual loans and no loans 90 days or more past due and still accruing at March 31, 2002.

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

Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated. However, as of March 31, 2003 the Company believes its overall allowance for loan losses is adequate based on its analysis of conditions at that time.

At March 31, 2003, the allowance for loan losses was $2.8 million, or 2.22% of period-end loans, compared with $2.8 million, or 2.17% at December 31, 2002 and $2.5 million, or 2.21% at March 31, 2002.

An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.


                                            For the Three       For the Year       For the Three
                                             Months Ended           Ended           Months Ended
                                               3/31/03             12/31/02           3/31/02

Balance beginning of year                   $   2,781,962       $   2,415,555      $   2,415,555
Charge-offs:
  Commercial                                            0             (10,741)           (10,740)
  Consumer                                        (32,850)            (34,872)            (3,943)
                                            -------------       -------------      -------------

                      Total charge-offs           (32,850)            (45,613)           (14,683)
Recoveries:

  Commercial                                          640               9,474                930
  Consumer                                          1,040               9,546              1,530
                                            -------------       -------------      -------------

                       Total recoveries             1,680              19,020              2,460

Net charge-offs                                   (31,170)            (26,593)           (12,223)
Provision charged to operations                    20,000             393,000             60,000
                                            -------------       -------------      -------------
Balance end of period                       $   2,770,792       $   2,781,962      $   2,463,332
                                            =============       =============      =============
Ratio of net charge-offs
  annualized to average loans                        0.10%               0.02%              0.05%
Balance in allowance as a percentage                 2.22%               2.17%              2.21%
  of loans outstanding at period end

Deposits

A comparative schedule of average deposit balances is presented in the table on page 10; period end and year-end deposit balances are presented in the following table.


                             March 31,        Percentage     December 31,      Percentage     March 31,        Percentage
                               2003            of Total           2002          of Total        2002            of Total
                             ------------     ----------     -------------     ----------     ------------     ----------

Interest bearing
 transaction deposits        $ 29,887,026           17.4%    $  24,627,589           15.4%    $ 23,346,522           17.2%
Savings deposits               57,029,834           33.2%       51,802,714           32.4%      46,269,529           34.2%
Time deposits,
$100,000 and over              24,745,449           14.4%       25,018,603           15.6%      17,800,230           13.2%
Other time deposits            20,144,430           11.7%       19,778,540           12.4%      17,264,733           12.8%
                             ------------                    -------------                    ------------
Total interest bearing
  deposits                    131,806,739           76.7%      121,227,446           75.8%     104,681,014           77.4%
Demand deposits                40,078,981           23.3%       38,760,806           24.2%      30,596,689           22.6%
                             ------------                    -------------                    ------------

Total deposits               $171,885,720          100.0%    $159,988,252           100.0%    $135,277,703          100.0%
                             ============                    ============                     ============

Total deposits increased by $11.9 million, during the three months of 2003, to $171.9 million from $160.0 million at December 31, 2002. Interest bearing checking showed the largest increase of $5.3 million or 21.4% to $29.9 million as of March 31, 2003 from $24.6 million at December 31, 2002. Savings increased $5.2 million or 10.1% to $57.0 million, non interest demand grew $1.3 million or 3.4% to $40.1 million and other time deposits grew $366,000 or 1.85% from December 2002. Only time deposits greater than $100,000 declined by $273,000 or 1.1% to $24.7 million.

Risk-Based Capital

The Federal Deposit Insurance Corporation (FDIC) has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off- balance sheet exposures. Under current guidelines, as of March 31, 2003, the Company was required to have minimum Tier I and total risk-based capital ratios of 4% and 8% respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios should be 6% and 10% respectively.

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

The table below presents Tier 1 capital, total capital and total risk-weighted assets at March 31, 2003, along with the related risk-based capital ratio and leverage ratio.

(dollars in thousands)

      Total
   Risked-based       TIER 1                 TOTAL                Leverage
      Assets          Capital     Ratio     Capital     Ratio      Ratio
   ------------     ---------     -----     -------     -----     --------
   $    156,379     $  18,897     12.15%    $20,852     13.41%       10.49%

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e. depositis/borrowings) positions as the beginning base. The forecast balance sheet is processed against four interest rate scenarios. The scenarios include a 100 and 200 basis point rising rate forecasts, a flat rate forecast and a 100 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon. The Company's 2003 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from year-end 2002 balances. The following table summarizes the effect on net interest income (NII) of a +/-100 and +200 basis point change in interest rates as measured against a constant rate (no change) scenario.

Interest Rate Risk Simulation of Net Interest Income as of March 31, 2003 (In thousands)

Variation from a constant rate scenario            $ Change in NII
                  +200bp                                  $1,260
                  +100bp                                     606
                  -100bp                                    (527)

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

The Company controls its long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than its long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of March 31, 2003 for the Company's interest-bearing assets and interest-bearing liabilities, and the Company's interest rate sensitivity gap as a percentage of total interest-earning assets. The table shows $60.5 million in fixed rate loans over 5 years. Many variable rate credit lines reached floors in 2002, and were reclassified to the fixed rate category. As soon as interest rates increase, the loans will no longer be at floors and will reclass back to the floating rate category.



MARCH 31, 2003                          3 months    12 months    3 years    5 years    15 years   >15 years    Totals
                                        ---------   ---------   ---------   --------   ---------  ---------   ---------
(in thousands)

ASSETS:
  Fixed rate investments                $   1,035   $   1,654   $   5,592   $    631   $   4,031   $   1,339   $  14,282
  Variable rate investments                     0           0           0          0           0         282         282
  Fixed rate loans                         16,484      13,194       8,453     17,720      39,985       2,782      98,618
  Variable rate loans                      24,265         195          12          0           0           0      24,472
  Interest-bearing balances due from banks     35                                                                     35
  Fed funds sold                           37,160                                                                 37,160
                                        ---------   ---------   ---------   --------   ---------   ---------   ---------
     Interest bearing assets               78,979      15,043      14,057     18,351      44,016       4,403     174,849
                                        ---------   ---------   ---------   --------   ---------   ---------   ---------

LIABILITIES:
  Interest bearing transaction deposits    29,887                                                                 29,887
  Savings deposits                         57,030                                                                 57,030
  Time Deposits                                                                                                        0
     Fixed rate >100m                       8,359       6,451       8,209      1,653                              24,672
     Fixed rate <100m                       6,418       7,400       5,298      1,056                              20,172
     Floating rate >100m                                                                                               0
     Floating rate <100m                       46                                                                     46
  Borrowings                                    0                                                                      0
                                        ---------   ---------   ---------   --------   ---------   ---------   ---------


    Interest Bearing Liabilities        $ 101,740   $  13,851   $  13,507   $  2,709   $       0   $       0     131,807
                                        ---------   ---------   ---------   --------   ---------   ---------   ---------

Rate Sensitivity Gap                      (22,761)      1,192         550     15,642      44,016       4,403
                                        ---------   ---------   ---------   --------   ---------   ---------
Cumulative Rate Sensitivity Gap           (22,761)    (21,569)    (21,019)    (5,377)     38,639      43,042
                                        ---------   ---------   ---------   --------   ---------   ---------

Cumulative Position to Total Assets        -11.70%     -11.09%     -10.80%     -2.76%     19.86%       22.12%
                                        ---------   ---------   ---------   --------   --------    ---------

Item 3.  QUANTITATIVE  AND QUALITATIVE  DISCLOSURE ABOUT MARKET RISK

Information regarding Quantitative and Qualitative Disclosures about Market Risk appears on page 18 through 20 under the caption "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Market Risk Management" and is incorporated herein by reference.

Item 4.           CONTROLS AND PROCEDURES

Within the 45 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in this Form 10-Q.

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

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

Item 3.           DEFAULTS UPON SENIOR SECURITIES

         None

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

Item 5.           OTHER INFORMATION

         None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  99 Certification pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002.

         (b)      Reports on Form 8-K

                  Date of Report       Date of Event       Item Reported

                  April 16, 2003       April 15, 2003      Press Release
                                                           announcing results
                                                           of first quarter

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SONOMA VALLEY BANCORP




Date:  May 13, 2003                        /s/ Mel Switzer, Jr.
     ----------------------                -------------------------------------
                                           Mel Switzer, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




Date:  May 13, 2003                        /s/ Mary Quade Dieter
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

1. I have reviewed this quarterly report on Form 10-Q of Sonoma Valley Bancorp;

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


Dated:  May 13, 2003                       /s/ Mel Switzer, Jr.
       ----------------------              -------------------------------------
                                           Mel Switzer, Jr.
                                           Chief Executive Officer
                                           (Principal Executive Officer)

                                  CERTIFICATION

I, Mary Quade Dieter., Chief Financial Officer for Sonoma Valley Bancorp, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sonoma Valley Bancorp;

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


Dated:  May 13, 2003                  /s/ Mary Quade Dieter
       ----------------------         -------------------------------------
                                      Mary Quade Dieter
                                      Chief Financial Officer
                                      (Principal Finance and Accounting Officer)

                                                                      Exhibit 99

                            CERTIFICATION PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT 2002

     In connection with the quarterly report of Sonoma Valley Bancorp (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Mel Switzer, Jr., Chief Executive Officer and Mary Quade Dieter, Chief Financial Officer, of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 fo the Sarbanes-Oxley Act of 2002 , that to the best of our knowledge and belief:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial   condition  and  result  of
               operations of the Company.


 Dated:  May 13, 2003               /s/ Mel Switzer, Jr.
 --------------------------         --------------------------------------------
                                    Mel Switzer, Jr.,
                                    Chief Executive Officer
                                    (Principal Executive Officer)

 Dated:  May 13, 2003               /s/ Mary Quade Dieter
 --------------------------         --------------------------------------------
                                    Mary Quade Dieter,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)