Form 10-Q
period 2003-06-30
SONOMA VALLEY BANCORP
filed 2003-08-14
CIK 1120427

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended: June 30, 2003


                        Commission File Number: 000-31929


                              SONOMA VALLEY BANCORP
             (Exact name of Registrant as specified in its charter)


          CALIFORNIA                                     68-0454068
   (State of Incorporation)                 (I.R.S. Employer Identification No.)

                  202 West Napa Street Sonoma, California 95476
               (Address of principal executive offices)(Zip Code)

                                  (707)935-3200
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No |_|

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No X

The number of shares outstanding of the registrant's Common Stock, no par value, as of August, 11 2003 was 1,451,786.

INDEX

Part 1 Financial Information                                         Page Number

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets at June 30, 2003,
         December 31, 2002 and June 30, 2002...................................3

         Consolidated Statements of Operations for the
         three months and six months ended June 30, 2003 and 2002..............4

         Consolidated Statements of Changes in Shareholders Equity
         for the six months ended June 30, 2003,
         and the years ended December 31, 2002 and 2001........................5

         Consolidated Statements of Cash Flows for the
         six months ended June 30, 2003 and 2002...............................7

         Notes to Consolidated Financial Statements............................8

         Average Balances, Yields and Rates Paid
         for the six months ended June 30, 2003 and 2002......................10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk............22

Item 4.  Controls and Procedures..............................................22


Part II  Other Information

Item 1.  Legal Proceedings....................................................24

Item 2.  Changes in Securities and Use of Proceeds............................24

Item 3.  Default Upon Senior Securities.......................................24

Item 4.  Submission of Matters to a Vote of Security Holders..................24

Item 5.  Other Information....................................................25

Item 6.  Exhibits and Reports on Form 8-K.....................................25

Signatures....................................................................26

Certifications................................................................27

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

                              FINANCIAL STATEMENTS
                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                 June 30, 2003 (Unaudited) and December 31, 2002
                     (Audited)and June 30, 2002 (Unaudited)

                                                                                June 30           December 31         June 30
ASSETS                                                                           2003                2002              2002
                                                                           --------------     --------------     --------------
Cash and due from banks                                                    $    9,406,889     $    8,422,599     $    8,878,954
Federal funds sold                                                             26,840,000         23,095,000          4,470,000
                                                                           --------------     --------------     --------------
                                         Total cash and cash equivalents       36,246,889         31,517,599         13,348,954
Investment securities available-for-sale at fair value                         14,045,526          3,823,259          5,562,202
Investment securities held-to-maturity (fair
  value of $11,803,000, $10,440,000 and
  $11,563,000, respectively)                                                   11,165,263          9,923,737         11,114,931
Loans and lease financing receivables, net                                    119,318,628        125,269,181        113,027,763
Premises and equipment, net                                                     1,117,100            875,697            673,787
Accrued interest receivable                                                       908,680            799,282            850,666
Cash surrender value of life insurance                                          7,559,156          7,387,712          7,163,005
Other assets                                                                    2,629,646          3,006,260          2,391,617
                                                                           --------------      -------------      -------------
                                                            Total assets   $  192,990,888      $ 182,602,727      $ 154,132,925
                                                                           ==============      =============      =============
LIABILITIES
Non interest-bearing demand deposits                                       $   39,193,991      $  38,760,806      $  31,091,090
Interest-bearing transaction deposits                                          29,619,477         24,627,589         21,262,165
Savings and money market deposits                                              56,662,440         51,802,714         45,743,459
Time deposits, $100,000 and over                                               24,466,069         25,018,603         17,686,611
Other time deposits                                                            19,833,979         19,778,540         17,603,258
                                                                           --------------      -------------      -------------
                                                          Total deposits      169,775,956        159,988,252        133,386,583
Accrued interest payable and other liabilities                                  3,208,416          3,374,165          2,918,528
                                                                           --------------      -------------      -------------
                                                       Total liabilities      172,984,372        163,362,417        136,305,111
SHAREHOLDERS' EQUITY                                                       ==============      =============      =============
Common stock, no par value; 10,000,000 shares
authorized; 1,452,277 shares at June 30, 2003, 1,401,146
shares at December 31, 2002 and 1,391,426 shares at
June 30, 2002 issued & outstanding.                                            14,967,466         12,936,225         12,750,744
Retained earnings                                                               4,882,517          6,215,790          4,975,042
Accumulated other comprehensive income                                            156,533             88,295            102,028
                                                                           --------------      -------------      -------------
                                              Total shareholders' equity       20,006,516         19,240,310         17,827,814
                              Total liabilities and shareholders' equity   $  192,990,888      $ 182,602,727      $ 154,132,925
                                                                           ==============      =============      =============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                   For the Three Months                  For the Six Months
                                                                       Ended June 30,                      Ended June 30,
                                                                   2003              2002              2003               2002
                                                              -------------     -------------     -------------     -------------
INTEREST INCOME
  Loans and leases                                            $   2,276,001     $   2,358,919     $   4,718,704     $   4,635,119
  Taxable securities                                                 88,392           105,728           141,828           253,323
  Tax-exempt securities                                             109,492           125,509           218,093           262,696
  Federal funds sold                                                 93,395            23,801           169,555            60,552
  Dividends                                                           7,095             3,749             7,095             7,773
                                                              -------------     -------------     -------------     -------------
                                      Total interest income       2,574,375         2,617,706         5,255,275         5,219,463
INTEREST EXPENSE
  Interest-bearing transaction deposits                              15,119            21,468            27,981            44,240
  Savings and money market deposits                                 120,058           153,301           246,271           329,758
  Time deposits, $100,000 and over                                  184,525           141,286           380,440           295,899
  Other time deposits                                               122,480           126,993           252,882           266,946
                                                              -------------     -------------     -------------     -------------
                                     Total interest expense         442,182           443,048           907,574           936,843
                                                              -------------     -------------     -------------     -------------
NET INTEREST INCOME                                               2,132,193         2,174,658         4,347,701         4,282,620
  Provision for loan and lease losses                                     0            75,000            20,000           135,000
                                        NET INTEREST INCOME   -------------     -------------     -------------     -------------
                                        AFTER PROVISION FOR
                                             LOAN AND LEASE
                                                     LOSSES       2,132,193         2,099,658         4,327,701         4,147,620
NON-INTEREST INCOME                                                 436,925           383,170           841,021           780,966
NON-INTEREST EXPENSE
  Salaries and employee benefits                                    815,644           833,302         1,659,640         1,684,734
  Premises and equipment                                            183,376           159,102           365,021           299,214
  Other                                                             509,675           407,135         1,045,531           794,892
                                                              -------------     -------------     -------------     -------------
                                 Total non-interest expense       1,508,695         1,399,539         3,070,192         2,778,840
                                    Income before provision   -------------     -------------     -------------     -------------
                                           for income taxes       1,060,423         1,083,289         2,098,530         2,149,746
  Provision for income taxes                                        353,545           365,806           697,923           723,941
                                                              -------------     -------------     -------------     -------------
                                                 NET INCOME   $     706,878     $     717,483     $   1,400,607     $   1,425,805
                                                              =============     =============     =============     =============
NET INCOME PER SHARE                                          $         .48     $         .49     $         .96     $         .97
NET INCOME PER SHARE-                                         =============     =============     =============     =============
ASSUMING DILUTION                                             $         .44     $         .45     $         .88     $         .90
                                                              =============     =============     =============     =============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

     For the six months ended June 30, 2003 (Unaudited), and the years ended
                 December 31, 2002 (Audited) and 2001 (Audited)

                                                                                                    Accumulated
                                                                                                        Other
                                Comprehensive           Common  Stock              Retained         Comprehensive
                                    Income          Shares        Amount           Earnings             Income             Total
                                -------------     ---------     ------------     ------------     ---------------     -------------
BALANCE AT
   JANUARY 1, 2001                                1,281,680     $  9,585,003     $  4,641,551     $     78,692        $  14,305,246

5% stock dividend                                    63,104        1,381,976       (1,381,976)
Fractional shares                                                                     (11,955)                              (11,955)
Redemption and retirement
  of stock                                          (27,717)        (207,323)        (364,085)                             (571,408)
Stock options exercised and
 related tax benefits                                16,437          266,229                                                266,229
Net income for the year         $   2,600,244                                       2,600,244                             2,600,244
Other comprehensive loss,
  net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $57,842                         82,706
Other comprehensive loss,       -------------
  net of taxes                         82,706                                                           82,706               82,706
                                -------------     ---------     ------------     ------------     -------------      --------------
Total comprehensive income      $   2,682,950
                                =============
BALANCE AT
  DECEMBER 31, 2001                               1,333,504     $ 11,025,885     $  5,483,779     $    161,398       $   16,671,062

5% stock dividend                                    65,742        1,775,026       (1,775,026)
Fractional shares                                                                     (13,951)                             (13,951)
Redemption and retirement
  of stock                                          (14,596)        (121,257)        (223,345)                            (344,602)
Stock options exercised and
  related tax benefits                               16,496          256,571                                               256,571
Net income for the year         $   2,744,333                                       2,744,333                            2,744,333
Other comprehensive income,
  net of tax:
  Unrealized holding gains
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $51,125                        (73,103)
Other comprehensive income,     -------------
  net of taxes                        (73,103)                                                         (73,103)            (73,103)
                                -------------     ---------     ------------     -----------      --------------     -------------
Total comprehensive income      $   2,671,230
                                =============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)

               For the six months ended June 30, 2003 (Unaudited), and the years ended December 31, 2002 (Audited) and 2001 (Audited)


                                                                                                     Accumulated
                                                                                                        Other
                                Comprehensive           Common  Stock               Retained        Comprehensive
                                   Income           Shares          Amount          Earnings           Income            Total
                                -------------     ----------     -----------      ------------      -------------     -----------

BALANCE AT
  DECEMBER 31, 2002                                1,401,146     $12,936,225      $  6,215,790      $      88,295     $19,240,310

Stock dividend                                        69,156       2,011,615        (2,011,615)
Redemption and retirement
  of stock                                           (38,617)       (357,858)         (722,265)                        (1,080,123)
Stock options exercised and
  related tax benefits                                20,592         377,484                                              377,484
Net income for the period       $  1,400,607                                         1,400,607                          1,400,607
Other comprehensive income,
  net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $ (47,723)                     68,238
Other comprehensive income,     ------------
  net of taxes                        68,238                                                               68,238          68,238
                                ------------      ----------     -----------      ------------      -------------     -----------
Total comprehensive income      $  1,468,845
                                ============
BALANCE AT
 JUNE 30, 2003                                     1,452,277     $14,967,466      $  4,882,517      $     156,533     $20,006,516
                                                   =========     ===========      ============      =============     ===========

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                 For the six months ended June 30, 2003 and 2002


                                                                                         2003                 2002
OPERATING ACTIVITIES                                                                 ------------         ------------

    Net income                                                                       $  1,400,607         $  1,425,805
    Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                            20,000              135,000
      Depreciation                                                                        108,995               73,120
      Amortization and other                                                               41,153               21,927
      Net change in interest receivable                                                  (109,399)             101,395
      Net change in other assets                                                          335,892              506,743
      Net change in cash surrender value of life insurance                               (171,444)            (132,474)
      Net change in interest payable and other liabilities                               (165,749)            (105,635)
                                                                                     ------------        -------------
                                       NET CASH PROVIDED BY OPERATING ACTIVITIES        1,460,055            2,025,881
INVESTING ACTIVITIES
   Purchases of securities held-to-maturity                                            (2,766,843)                   0
   Purchases of securities available-for-sale                                         (10,884,142)              (7,700)
   Proceeds from maturing securities held-to-maturity                                   1,505,000              665,000
   Proceeds from maturing securities available-for-sale                                   750,000            5,000,000
   Net change in loans                                                                  5,930,553           (8,130,555)
   Purchases of life insurance                                                                  0           (2,000,000)
   Purchases of premises and equipment                                                   (350,398)            (126,255)
                                                                                     ------------        -------------
                                          NET CASH USED FOR INVESTING ACTIVITIES       (5,815,830)          (4,599,510)
FINANCING ACTIVITIES
   Net change in demand, interest-bearing transaction and savings deposits             10,284,799           (3,588,936)
   Net change in time deposits                                                           (497,095)            (679,460)
   Exercise of stock options                                                              377,484               20,625
   Stock repurchases                                                                   (1,080,123)            (230,308)
                                                                                     ------------        -------------
                                 NET CASH PROVIDED(USED) BY FINANCING ACTIVITIES        9,085,065           (4,478,079)
                                                                                     ------------        -------------
                                         NET CHANGE IN CASH AND CASH EQUIVALENTS        4,729,290           (7,051,708)
   Cash and cash equivalents at beginning of period                                    31,517,599           20,400,662
                                                                                     ------------        -------------
                                      CASH AND CASH EQUIVALENTS AT END OF PERIOD     $ 36,246,889        $  13,348,954
SUPPLEMENTAL DISCLOSURES:                                                            ============        =============
Cash paid during the period for:
   Interest                                                                          $    914,317        $     953,015
   Income taxes                                                                           280,000              285,000
Change in unrealized gains and losses
on securities available-for-sale                                                          115,961             (100,890)
Change in deferred income taxes on
unrealized holding gains and losses on securities                                         (47,723)              41,520

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003
                                   (Unaudited)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Sonoma Valley Bancorp and Subsidiary at June 30, 2003 and results of operations for the three and six months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10- K. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the operating results through December 31, 2003.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Sonoma Valley Bancorp and its wholly owned subsidiary Sonoma Valley Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Commitments

The Company has no outstanding performance letters of credit at June 30, 2003 and June 30, 2002.

Note 4 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding. The weighted average number of common shares used in computing the basic net income per common share for the period ending June 30, 2003 was 1,463,457 and for the period ending June 30, 2002 was 1,464,783.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding. The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending June 30, 2003 was 1,596,772 and for the period ending June 30, 2002 was 1,582,033.

These outstanding shares have been retroactively adjusted to reflect a 5% stock dividend declared June 18, 2003, to shareholders of record July 2, 2003 and payable on July 16, 2003.

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

                                                             For the Three Months           For the Six Months
                                                                Ended June 30                 Ended June 30

                                                           2003          2002              2003            2002
                                                      -------------    -----------     ------------    ------------
    Net Income, as reported                           $     706,878    $   717,483     $  1,400,607    $  1,425,805
    Deduct: Total stock-based
       compensation expense determined
       under fair value based method for all
       awards, net of related tax effects                   (44,978)       (46,480)         (89,956)        (92,960)
                                                      -------------    -----------     ------------     -----------
    Pro forma net income                              $     661,900    $   671,003     $  1,310,651     $  1,332,845
                                                      =============    ===========     ============     ============
Net income per share:
    Basic - As reported                                         .48            .49              .96              .97
    Basic - Pro forma                                           .45            .46              .90              .91
    Diluted - As reported                                       .44            .45              .88              .90
    Diluted - Pro forma                                         .41            .42              .82              .84

                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
                 For the six months ended June 30, 2003 and 2002
                             (dollars in thousands)

                                                                         2003                                2002
                                                                       --------                            -------
                                                                 Average     Income/      Yield/     Average     Income/     Yield/
ASSETS                                                           Balance     Expense      Rate       Balance     Expense      Rate

Interest-earning assets:
Loans(2):
  Commercial                                                      84,518      3,162        7.54%     72,291       2,867       8.00%
  Consumer                                                        12,175        464        7.69%     13,276         548       8.32%
  Real estate construction                                        20,099        795        7.98%     17,599         845       9.68%
  Real estate mortgage                                             4,508        193        8.63%      6,257         260       8.38%
  Tax exempt loans (1)                                             3,182        132        8.37%      3,450         146       8.53%
  Leases                                                              85         13       30.84%        192          14      14.70%
  Tax exempt leases (1)                                               63          7       22.41%        121           7      11.67%
  Unearned loan fees                                                (415)                              (430)
                                                                --------     ------                --------     -------
         Total loans                                             124,215      4,766        7.74%    112,756       4,687       8.38%
Investment securities
  Available for sale:
         Taxable                                                   7,313        134        3.70%      7,967         246       6.23%
         Tax exempt(1)                                                 0          0        0.00%          0           0       0.00%
  Hold to maturity:
         Taxable                                                     378          8        4.27%        202           6       5.99%
         Tax exempt (1)                                            9,544        330        6.97%     11,269         398       7.12%
                                                                --------     ------                 -------     -------
         Total investment securities                              17,235        472        5.52%     19,438         650       6.74%
Federal funds sold                                                29,179        170        1.17%      7,316          61       1.68%
FHLB Stock                                                           285          7        4.95%        271           8       5.95%
Total due from banks/Interest bearing                                 71          0        0.00%        112           1       1.80%
                                                                --------     ------                --------     -------
  Total interest earning assets                                  170,985      5,415        6.39%    139,893       5,407       7.79%
Noninterest-bearing assets:                                                  ======                             =======
  Reserve for loan losses                                         (2,785)                            (2,472)
  Cash and due from banks                                          8,783                              7,252
  Premises and equipment                                             972                                608
  Other assets                                                    10,919                              9,668
                                                                --------                           --------
                                             Total assets       $188,874                           $154,949
LIABILITIES AND SHAREHOLDERS' EQUITY                            ========                           ========
Interest bearing liabilities:
  Interest bearing deposits
         Interest bearing transaction                             29,000         28        0.19%     22,867          44       0.39%
         Savings deposits                                         55,168        246        0.90%     46,186         330       1.44%
         Time deposits over $100,000                              24,930        381        3.08%     17,704         296       3.37%
         Other time deposits                                      19,897        253        2.56%     17,528         267       3.07%
                                                                --------      -----                --------     -------
           Total interest bearing Deposits                       128,995        908        1.42%    104,285         937       1.81%
   Long term debt & other borrowings                                   0          0        0.00%          0           0       0.00%
                                                                --------     ------                --------     -------
           Total interest bearing liabilities                    128,995     $  908        1.42%    104,285     $   937       1.81%
Non interest bearing liabilities:                                            ======                             =======
  Non interest bearing demand deposits                            36,949                             30,475
  Other liabilities                                                3,180                              2,877
                                     Shareholders' equity         19,750                             17,312
                                                                --------                           --------
               Total liabilities and shareholders' equity       $188,874                           $154,949
                                                                ========                           ========
Interest rate spread                                                                       4.97%                              5.98%
                                                                                           ====                               ====
Interest income                                                              $5,415        6.39%                $ 5,407       7.79%
Interest expense                                                                908        1.07%                    937       1.35%
                                                                             ------        ----                 -------       ----
Net interest income/margin                                                   $4,507        5.32%                $ 4,470       6.44%
                                                                             ======        ====                 =======

(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2003 and 2002.

(2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $188,870 and $190,160 for the six months ended June 30, 2003 and June 30, 2002, respectively, were amortized to the appropriate interest income categories.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  For the Six Month Periods
                  Ended June 30, 2003 and 2002

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

Overview

Sonoma Valley Bancorp (the "Company") reported net income of $1,400,607 for the first six months of 2003 compared with $1,425,805 for the first six months of 2002. On a per share basis, net income equaled $.96 compared with $.97 per share during the same period in 2002.

Return on average total assets on an annualized basis for the six-month periods was 1.50% in 2003 and 1.86% in 2002. Return on average shareholders' equity on an annualized basis for the same periods was 14.30% and 16.61%, respectively.

RESULTS OF OPERATIONS

Net interest Income

Net interest income is the difference between total interest income and total interest expense. Net interest income, adjusted to a fully taxable equivalent basis, as shown on the table- Average Balance, Yields and Rates Paid, on page 10, is higher than net interest income on the statement of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($160,000 in 2003 and $187,000 in 2002, based on a 34% federal income tax rate).

The improvement in net interest income (stated on a fully taxable equivalent basis) is a result of an $8,000 increase in interest income combined with a decrease in interest expense of $29,000.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin for 2003 declined to 5.32% from 6.44% for the same period in 2002.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) increased by $8,000 to $5.4 million in the six months of 2003, a .15% increase over the $5.4 million realized during the same period in 2002. Average balances increased from $140.0 million to $171.0 million an increase of 22%. The increase in volume of average balances was responsible for a $570,000 increase in interest income offset by a $562,000 decline in interest income, a result of the 250 basis point decline in the prime lending rate. The net result was an increase in interest income of $8,000.

Interest Expense

Total interest expense decreased by $29,000 to $908,000. The average rate paid on all interest- bearing liabilities decreased from 1.81% in 2002 to 1.42% in 2003. Average balances increased from $104.3 million to $129.0 million, a 23.7% gain in deposits. The increase in volume of average balances was responsible for a $233,000 increase in interest expense offset by a $262,000 decrease in expense related to lower interest rates resulting in lower interest expense of $29,000.

Individual components of interest income and interest expense are provided in the table-Average Balances, Yields and Rates Paid on page 10.

Provision for Loan Losses

The provision for loan losses charged to operations is based on the Company's monthly evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding. The provision to the allowance for loan losses amounted to $20,000 during the six months of 2003 and $135,000 in the same period in 2002. The decline in the provision is a result of the $6.0 million decline in loans and due to management's evaluation and assessment of the loan portfolio.

Loans charged-off were $38,000 and recoveries were $9,000 for the six months of 2003 compared with $16,000 in charge-offs and $6,000 in recoveries for the same period in 2002.

Non-interest Income

Non-interest income of $841,000 increased 7.7% over the $781,000 recorded in the comparable period in 2002. The growth in non interest income is a result of a 54.6% increase in loan referral income, growth of 28.6% in income on life insurance policies and income on deposit accounts grew by 2.2%.

Non-interest Expense

Total non-interest expense increased 10.5% to $3.1 million during the six months of 2003 from $2.8 million for the same period in 2002. Non-interest expense on an annualized basis represented 3.28% of average total assets in 2003 compared with 3.62% in the comparable period in 2002.

Salaries and benefits decreased 1.49% in 2003. The 2003 decrease reflects consolidation of jobs and normal attrition. The Company has experienced increases in premiums for workers' compensation and employee benefits which could effect future salary and benefit costs. At June 30, 2003 total full time equivalent employees were 48 compared to 45 in 2002.

Expense related to premises and equipment increased 22.0% to $365,000 in 2003 from $299,000 in 2002. In 2002 the Company completed a remodel of the Operations Center which added work space for seven additional people and the Company also continues to emphasize investment in technology in order to better utilize employees' time and offer additional services and a higher level of customer service. The increase in premises and equipment expense represents the implementation of check imaging and Internet bank in addition to the Operations Center remodel.

Other operating expenses increased by 31.5% to $1.0 million in 2003 from $795,000 in 2002. The increases represent professional fees associated with the Bank's involvement in check imaging and archival and Internet banking. Additionally, the Bank has been investing in employees through training and education relating to the new endeavors.

Provision for Income Taxes

The provision for income taxes declined to an effective tax rate of 33.26% for the six months of 2003 compared with 33.68% for the six months of 2002. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial statement reporting purposes.

BALANCE SHEET ANALYSIS

Investments

Investment securities were $25.2 million at June 30, 2003, an 83.4% increase from the $13.7 million at December 31, 2002 and a 51.2% increase from $16.7 million at June 30, 2002. The Company maintains an investment portfolio of securities rated A or higher by Standard and Poor's and or Moody's Investors Service. Local tax-exempt bonds are occasionally purchased without an A rating. On occasion bonds are downgraded during the holding period.

Securities are classified as held to maturity, if the Company has both the intent and the ability to hold these securities to maturity. As of June 30, 2003, the Company had securities totaling $11.2 million with a market value of $11.8 million categorized as held to maturity. Decisions to acquire municipal securities, which are generally placed in this category, are based on generating higher earnings, tax planning needs and pledge requirements.

Securities are classified as available for sale if the Company intends to hold these debt securities for an indefinite period of time, but not necessarily to maturity. Investment securities which are categorized as available for sale are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity. Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy. Securities held in the available for sale category are recorded at market value, which is $14.0 million compared to an amortized cost of $13.8 million as of June 30, 2003.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses to the income statement are recognized upon sale, or at such time as management determines that a permanent decline in value exists.

Loans

The Company's loan portfolio was $122.1 million at June 30, 2003, or 71.9% of total deposits. This compares with $128.1 million, or 80.0% of total deposits, at December 31, 2002 and $115.6 million, or 86.6% of total deposits, at June 30, 2002. A comparative schedule of average loan balances is presented in the table on page 10; period end and year-end balances are presented in the following table.


                                June 30,     Percentage     December 31,     Percentage     June 30,     Percentage
                                  2003        of Total         2002           of Total        2002        of Total
                             ------------    ----------    ------------      ----------  ------------    ----------
Commercial                   $ 89,840,964       73.3%      $ 89,507,230        69.7%     $ 79,537,695       68.6%
Consumer                       11,359,551        9.3%        13,374,774        10.4%       13,197,630       11.4%
Real estate construction       17,448,570       14.2%        19,507,906        15.2%       17,820,862       15.4%
Real estate mortgage            3,748,583        3.1%         5,911,082         4.6%        5,104,704        4.4%
Leases                             93,277        0.1%           174,409         0.1%          288,005        0.2%
                             ------------                  ------------                  ------------
                              122,490,945      100.0%       128,475,401       100.0%      115,948,896      100.0%
Deferred loan fees                             =====                          =====                        =====
 and costs, net                  (399,186)                     (424,258)                     (379,937)
Allowance for loan
 and lease losses              (2,773,131)                   (2,781,962)                   (2,541,196)
                             ------------                  ------------                  ------------
                             $119,318,628                  $125,269,181                  $113,027,763
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

Based on its risk management review and a review of its loan portfolio, management believes that its allowance for losses for the quarter ending June 30, 2003, is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgment. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.

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

There were $3.1 million of non accrual loans and no loans 90 days or more past due and still accruing at June 30, 2003. There were $428,000 of non accrual loans and no loans 90 days or more past due and still accruing at June 30, 2002. Relative to the non accrual loans, 99% of the amount is centered in four (4) credits secured by real estate and in the process of collection.

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

Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated. However, as of June 30, 2003 the Company believes its overall allowance for loan losses is adequate based on its analysis of conditions at that time.

At June 30, 2003, the allowance for loan losses was $2.8 million, or 2.27% of period-end loans, compared with $2.8 million, or 2.17% at December 31, 2002 and $2.5 million, or 2.20% at June 30, 2002.

An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.


                                            For the Six Months       For the Year       For the Six Months
                                                Ended                   Ended                 Ended
                                               6/30/03                 12/31/02              6/30/02
Balance beginning of year                   $    2,781,962        $    2,415,555        $    2,415,555
Charge-offs:
  Commercial                                        (4,955)              (10,741)              (10,741)
  Consumer                                         (33,294)              (34,872)               (5,072)
                                            --------------        --------------        --------------
                      Total charge-offs            (38,249)              (45,613)              (15,813)
Recoveries:

  Commercial                                         4,480                 9,474                 3,074
  Consumer                                           4,938                 9,546                 3,380
                                            --------------        --------------        --------------
                       Total recoveries              9,418                19,020                 6,454

Net (chargeoffs) recoveries                        (28,831)              (26,593)               (9,359)
Provision charged to operations                     20,000               393,000               135,000
                                            --------------        --------------        --------------
Balance end of period                       $    2,773,131        $    2,781,962        $    2,541,196
Ratio of net charge-offs                    ==============        ==============        ==============
 annualized to average loans                          0.05%                 0.02%                 0.02%
Balance in allowance as a percentage                  2.27%                 2.17%                 2.20%
  of loans outstanding at period end


YTD AVG LOANS                                  124,215,135           116,867,238           112,756,312
PERIOD END LOANS                            $  122,091,759        $  128,051,143        $  115,568,960

Deposits

A comparative schedule of average deposit balances is presented in the table on page 10; period end and year-end deposit balances are presented in the following table.


                                June 30,        Percentage     December 31,       Percentage     June 30,        Percentage
                                 2003            of Total           2002          of Total         2002           of Total
                             ------------       ----------    -------------       ----------   ------------      ----------
Interest bearing
 transaction deposits        $ 29,619,477          17.4%      $ 24,627,589          15.4%      $ 21,262,165          15.9%
Savings deposits               56,662,440          33.4%        51,802,714          32.4%        45,743,459          34.3%
Time deposits,
 $100,000
 and over                      24,466,069          14.4%        25,018,603          15.6%        17,686,611          13.3%
Other time deposits            19,833,979          11.7%        19,778,540          12.4%        17,603,258          13.2%
                             ------------         -----       ------------         -----       ------------         -----
Total interest bearing
 deposits                     130,581,965          76.9%       121,227,446          75.8%       102,295,493          76.7%
Demand deposits                39,193,991          23.1%        38,760,806          24.2%        31,091,090          23.3%
                             ------------         -----       ------------         -----       ------------         -----
Total deposits               $169,775,956         100.0%      $159,988,252         100.0%      $133,386,583         100.0%
                             ============         =====       ============         =====       ============         =====

Total deposits increased by $9.8 million, during the six months of 2003, to $169.8 million from $160.0 million at December 31, 2002. Interest bearing checking and savings showed the largest increase of $5.0 million and $4.9 million respectively, over year end balances. Time deposits over $100,000 decreased $553,000. Non-interest bearing demand deposits increased $433,000 to $39.2 million from $38.8 at December 31, 2002.

Risk-Based Capital

The Federal Deposit Insurance Corporation (FDIC) has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off- balance sheet exposures. Under current guidelines, as of June 30, 2003, the Company was required to have minimum Tier I and total risk-based capital ratios of 4% and 8% respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios should be 6% and 10% respectively.

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

The table below presents Tier 1 capital, total capital and total risk-weighted assets at June 30, 2003, along with the related risk-based capital ratio and leverage ratio. (dollars in thousands)

           Total
        Risked-based     TIER 1                TOTAL               Leverage
           Assets       Capital     Ratio     Capital     Ratio     Ratio
        ------------    --------    -----     -------     -----    --------
         $157,314        $18,842    11.98%    $20,818     13.23%    9.81%

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against four interest rate scenarios. The scenarios include a 100 and 200 basis point rising rate forecasts, a flat rate forecast and a 100 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon. The Company's 2003 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from year-end 2002 balances. The following table summarizes the effect on net interest income (NII) of a +/-100 and +200 basis point change in interest rates as measured against a constant rate (no change) scenario.

Interest Rate Risk Simulation of Net Interest Income as of June 30, 2003 (In thousands)

Variation from a constant rate scenario            $ Change in NII
                  +200bp                                 $ 994
                  +100bp                                   456
                  -100bp                                  (363)

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

The Company controls its long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than its long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of June 30, 2003 for the Company's interest-bearing assets and interest-bearing liabilities, and the Company's interest rate sensitivity gap as a percentage of total interest-earning assets. The table shows $60.5 million in fixed rate loans over 5 years. Many variable rate credit lines reached floors in 2002, and were reclassified to the fixed rate category. As soon as interest rates increase, the loans will no longer be at floors and will reclass back to the floating rate category.




June 30, 2003                                 3 months     12 months     3 years      5 years    15 years   >15 years    Totals
(in thousands)

ASSETS:
  Fixed rate investments                      $   1,404    $   1,893     $   10,990   $   4,981  $   4,605  $   1,339   $  25,212
  Variable rate investments                           0            0              0           0          0        289         289
  Fixed rate loans                               10,872       16,727          8,209      26,679     35,157      2,781     100,425
  Variable rate loans                            17,898        1,046              0           0          0          0      18,944
  Interest-bearing balances due from banks           35                                                                        35
  Fed funds sold                                 26,840                                                                    26,840
                                              ---------    ---------     ----------   ---------   --------   --------   ---------
     Interest bearing assets                     57,049       19,666         19,199      31,660     39,762      4,409     171,745
                                              ---------    ---------     ----------   ---------   --------   --------   ---------
LIABILITIES:
  Interest bearing transaction deposits          29,619                                                                    29,619
  Savings deposits                               56,662                                                                    56,662
  Time Deposits
     Fixed rate >100m                             7,231        7,220          8,189       1,767                            24,407
     Fixed rate <100m                             5,573        7,952          5,343         980                            19,848
     Floating rate >100m                                                                                                        0
     Floating rate <100m                             46                                                                        46
  Borrowings                                          0                                                                         0
                                              ---------    ---------     ----------   ---------  ---------  ---------   ---------
    Interest Bearing Liabilities              $  99,131    $  15,172     $   13,532   $   2,747  $       0  $       0   $ 130,582
                                              ---------    ---------     ----------   ---------  ---------  ---------   ---------
Rate Sensitivity Gap                            (42,082)       4,494          5,667      28,913     39,762      4,409
                                              ---------    ---------     ----------   ---------  ---------  ---------
Cumulative Rate Sensitivity Gap                 (42,082)     (37,588)       (31,921)     (3,008)    36,754     41,163
                                              ---------    ---------     ----------   ---------  ---------  ---------
Cumulative Position to Total Assets              -21.81%      -19.48%        -16.54%      -1.56%     19.05%     21.33%
                                              =========    =========     ==========   =========  =========  =========

For the Three Month Periods
Ended June 30, 2003 and 2002

Overview

The Company reported net income of $707,000 for the second quarter of 2003 compared with $718,000 for the second quarter of 2002. On a per share basis, net income for the three months ended June 30, 2003 equaled $.48 per share compared with $.49 per share during the same period in 2002.

Return on average total assets on an annualized basis for the three months ended June 30, 2003 and 2002 was 1.46% and 1.86%, respectively. Return on average shareholders' equity on an annualized basis for the three months ended June 30, 2003 and 2002 was 14.2% and 16.3%, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, adjusted to a fully taxable equivalent basis, decreased $55,000 to $2.2 million for the three months ended June 30, 2003, down 2.4% from the $2.3 million in the comparable period of 2002. Net interest income on a fully taxable equivalent basis, as shown on the table -Average Balances, Yields and Rates Paid on page 23, is higher than net interest income on the statements of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($80,000 in 2003 and $92,000 in 2002, based on a 34% federal income tax rate).

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin for the second quarter of 2003 declined to 5.07% from 6.53% for the comparable period in 2002. This variance is the result of a higher loan to deposit ratio and management's efforts to hold existing loan rates steady and the ability to lower interest rates paid on deposits.

Interest Income

Interest income for the three months ended June 30, 2003 decreased by $56,000 to $2.7 million, 2.1% decline from the $2.7 million realized during the same period in 2002.

Interest Expense

Total interest expense for the three months ended June 30, 2003 declined by $1,000 to $442,000 compared with $443,000 in the same period of 2002. The average rate paid on all interest- bearing liabilities for the second quarter of 2003 declined to 1.35% from 1.72% in the second quarter of 2002, and average balances for the second quarter of 2003 increased to $131.7 million from $103.0 million in the same period of 2002, a 27.8% gain.

The gain in volume of average balances was responsible for a $121,000 increase in interest expense offset by a $122,000 decline related to lower interest rates paid.

Individual components of interest income and interest expense are provided in the table - Average Balances, Yields and Rates Paid on page 23.

Provision for Loan Losses

There was no provision for loan losses during the second quarter of 2003 and the provision was $75,000 for the second quarter of 2002. The decrease in the provision is the result of managements' evaluation and assessment of the loan portfolio.

Non-interest Income

Non-interest income of $437,000 for the second quarter of 2003 represented a increase of $54,000, or 14.1%, from the $383,000 for the comparable period in 2002.

Non-interest Expense

For the second quarter of 2003, non-interest expense was $1.5 million compared with $1.4 million for the same period in 2002, representing an increase of $110,000, or 7.86%. The largest increase of non interest expense was other operating expense, which increased $103,000, or 25.3%, compared with the three months ended June 30, 2002.

Premises and equipment expense increased $24,000, or 15.1%, to $183,000 for the second quarter of 2003 from $159,000 for the second quarter of 2002.

Salary and benefit expense for the three months ended June 30, 2003 declined 2.0% to $816,000 from $833,000 in the same period in 2002.

Provision for Income Taxes

The provision for income taxes increased to an effective tax rate of 33.3% in the second quarter of 2003 compared with 33.8% for the comparable period in 2002. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information regarding Quantitative and Qualitative Disclosures about Market Risk appears on page 18 through 20 under the caption "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Market Risk Management" and is incorporated herein by reference.

Item 4.    CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this Form 10-Q are effective in timely alerting them to material information relating to the Company required to be included in this Form 10-Q.

                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
                For the three months ended June 30, 2003 and 2002
                             (dollars in thousands)

                                                                                      2003                               2002
                                                            Average     Income/       Yield/    Average     Income/      Yield/
ASSETS                                                      Balance     Expense       Rate      Balance     Expense      Rate

Interest-earning assets:
Loans(2):
  Commercial                                                83,074       1,530       7.39%       74,618       1,474       7.92%
  Consumer                                                  11,943         226       7.59%       12,883         267       8.31%
  Real estate construction                                  19,797         384       7.78%       18,959         438       9.27%
  Real estate mortgage                                       3,736          83       8.91%        5,867         121       8.27%
  Tax exempt loans (1)                                       3,180          66       8.32%        3,497          75       8.60%
  Leases                                                        73           7      38.46%          178           7      15.77%
  Tax exempt leases (1)                                         63           4      25.47%          122           3       9.86%
  Unearned loan fees                                          (406)                                (403)
                                                          --------     -------                 --------     -------
         Total loans                                       121,460       2,300       7.60%      115,721       2,385       8.27%
Investment securities
  Available for sale:
         Taxable                                            10,918          84       3.09%        6,341          99       6.26%
         Tax exempt(1)                                           0           0       0.00%            0           0       0.00%
  Hold to maturity:
         Taxable                                               549           5       3.65%          201           3       5.99%
         Tax exempt (1)                                      9,624         165       6.88%       11,039         195       7.09%
                                                          --------     -------                 --------     -------
         Total investment securities                        21,091         254       4.83%       17,581         297       6.78%
Federal funds sold                                          31,945          93       1.18%        5,532          24       1.74%
FHLB Stock                                                     288           7       9.75%          273           4       5.88%
Total due from banks/Interest bearing                          107           0       0.37%           22           0       1.82%
                                                          --------     -------                 --------     -------
  Total interest earning assets                            174,891       2,654       6.09%      139,129       2,710       7.81%
Non interest-bearing assets:                                           =======                              =======
  Reserve for loan losses                                   (2,772)                              (2,506)
  Cash and due from banks                                    8,902                                7,180
  Premises and equipment                                     1,039                                  599
  Other assets                                              11,007                               10,190
                                                          --------                             --------
                                        Total assets      $193,067                             $154,592
LIABILITIES AND SHAREHOLDERS' EQUITY                      ========                             ========
Interest bearing liabilities:
  Interest bearing deposits
         Interest bearing transaction                       31,119     $    15       0.19%       23,544          21       0.36%
         Savings deposits                                   56,231         120       0.86%       44,443         154       1.39%
         Time deposits over $100,000                        24,514         185       3.03%       17,680         141       3.20%
         Other time deposits                                19,823         122       2.49%       17,380         127       2.93%
                                                          --------     -------                 --------     -------
           Total interest bearing Deposits                 131,687         442       1.35%      103,047         443       1.72%
 Other short term borrowings                                     0           0       0.00%            0           0       0.00%
                                                          --------     -------                 --------     -------
           Total interest bearing liabilities              131,687     $   442       1.35%      103,047     $   443       1.72%
Non interest bearing liabilities:                                      =======                              =======
  Non interest bearing demand deposits                      38,258                               31,071
  Other liabilities                                          3,185                                2,906
                                Shareholders' equity        19,937                               17,568
                                                          --------                             --------
          Total liabilities and shareholders' equity      $193,067                             $154,592
                                                          ========                             ========
Interest rate spread                                                                 4.74%                                6.09%
                                                                                    =====                                =====
Interest income                                                        $ 2,654       6.09%                  $ 2,710       7.81%
Interest expense                                                           442       1.02%                      443       1.28%
                                                                       -------      -----                   -------      -----
Net interest income/margin                                             $ 2,212       5.07%                  $ 2,267       6.53%
                                                                       =======      =====                   =======      =====

(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2003 and 2002.

(2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $87,889 and $62,378 for the three months ended June 30, 2003 and June 30, 2002, respectively, were amortized to the appropriate interest income categories.

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

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held the annual meeting of shareholders on May 14, 2003. The following table sets forth the proposals and outcome from the voting.

Proposal Number 1          Election of Directors; and

                          Shares voted    Shares Withholding Authority/     Abstentions and
Nominees                     For              Voted Against                 Broker Non-Votes
                          ------------    -----------------------------     ----------------
Suzanne Brangham          1,003,443             17,464
Dale T. Downing           1,008,313             12,594
Fred H. Harland             998,203             22,704
Robert B. Hitchcock       1,006,077             14,830
Gerald J. Marino            979,592             41,315
Gary D. Nelson              991,397             29,510
Robert J. Nicholas        1,009,114             11,793
Angelo C. Sangiacomo      1,005,783             15,124
J. Robert Stone           1,006,099             14,808
Mel Switzer, Jr.            960,148             60,758
Harry Weise               1,012,860              8,047

Proposal Number 2        Ratification of Richardson and Company

Total shares voted:      For            Against     Abstain    Broker Non-Votes
                         ---------      -------     -------    ----------------
                         1,004,221      3,087       13,599

Item 5.             OTHER INFORMATION

None

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits

          31.1 Certification   of   CEO   pursuant   to   Section   302  of  the
               Sarbanes-Oxley Act

          31.2 Certification   of   CFO   pursuant   to   Section   302  of  the
               Sarbanes-Oxley Act

          32 Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

    (b) Reports on Form 8-K

        Date of Report        Date of Event           Item Reported
        --------------        --------------          -------------

        April 16, 2003        April 15, 2003          Press Release announcing
                                                      results of first quarter

        July 16, 2003         July 15, 2003           Press Release announcing
                                                      results of second quarter

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SONOMA VALLEY BANCORP




Date:   August 13, 2003                    /s/ Mel Switzer, Jr.
     ------------------                    -------------------------------------
                                           Mel Switzer, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




Date:   August 13, 2003                    /s/ Mary Quade Dieter
     ------------------                    -------------------------------------
                                           Mary Quade Dieter
                                           Executive Vice President and
                                           Chief Operating Officer
                                           (Principal Accounting Officer)