Form 10-Q
period 2003-09-30
SONOMA VALLEY BANCORP
filed 2003-11-13
CIK 1120427

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


               For the quarterly period ended: September 30, 2003


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

                                 (707) 935-3200
              (Registrant's telephone number, including area code)



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

The number of shares outstanding of the registrant's Common Stock, no par value, as of November, 10, 2003 was 1,451,486.

INDEX

Part 1 Financial Information                                         Page Number


Item 1.  Financial Statements (Unaudited):

         Consolidated  Balance  Sheets at  September  30,  2003,
         December  31,  2002 and September 30, 2002............................3

         Consolidated Statements of Operations for the
         three months and nine months ended September 30, 2003 and 2002........4

         Consolidated Statements of Changes in Shareholders Equity
         for the nine months ended September 30, 2003,
         and the years ended December 31, 2002 and 2001........................5

         Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2003 and 2002.........................7

         Notes to Consolidated Financial Statements............................8

        Average Balances, Yields and Rates Paid
        for the nine months ended September 30, 2003 and 2002.................10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................11

Item 3.  Quantitative and Qualitative Disclosure about Market Risk............24

Item 4.  Controls and Procedures..............................................24


Part II  Other Information

Item 1.  Legal Proceedings....................................................24

Item 2.  Changes in Securities and Use of Proceeds............................24

Item 3.  Default Upon Senior Securities.......................................24

Item 4.  Submission of Matters to a Vote of Security Holders..................24

Item 5.  Other Information....................................................24

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

                              FINANCIAL STATEMENTS
                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

       September 30, 2003 (Unaudited) and December 31, 2002 (Audited) and
                         September 30, 2002 (Unaudited)

                                                                      September 30      December 31     September 30
ASSETS                                                                     2003            2002            2002
                                                                      ------------     ------------     ------------

Cash and due from banks                                               $  8,812,428     $  8,422,599     $  7,618,219
Federal funds sold                                                      31,190,000       23,095,000       22,235,000
                                                                      ------------     ------------     ------------
                                  Total cash and cash equivalents       40,002,428       31,517,599       29,853,219
Investment securities available-for-sale at fair value                  13,834,148        3,823,259        4,109,952
Investment securities held-to-maturity (fair
  value of $14,011,000, $10,440,000 and
  $11,597,000, respectively)                                            13,620,606        9,923,737       10,912,269
Loans and lease financing receivables, net                             119,040,732      125,269,181      117,436,218
Premises and equipment, net                                              1,296,242          875,697          799,961
Accrued interest receivable                                                931,593          799,282          895,545
Cash surrender value of life insurance                                   7,644,878        7,387,712        7,229,242
Other assets                                                             3,303,338        3,006,260        2,903,422
                                                                      ------------     ------------     ------------
                                                     Total assets     $199,673,965     $182,602,727     $174,139,828
                                                                      ============     ============     ============
LIABILITIES
Non interest-bearing demand deposits                                  $ 36,491,921     $ 38,760,806     $ 33,904,346
Interest-bearing transaction deposits                                   28,124,429       24,627,589       24,199,502
Savings and money market deposits                                       65,414,882       51,802,714       50,626,679
Time deposits, $100,000 and over                                        26,000,588       25,018,603       23,967,400
Other time deposits                                                     19,539,327       19,778,540       19,824,973
                                                                      ------------     ------------     ------------
                                                   Total deposits      175,571,147      159,988,252      152,522,900
Accrued interest payable and other liabilities                           3,489,366        3,374,165        3,075,469
                                                                      ------------     ------------     ------------
                                                Total liabilities      179,060,513      163,362,417      155,598,369
SHAREHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares
authorized; 1,451,486 shares at September 30, 2003,
1,401,146 shares at December 31, 2002 and 1,394,433
shares at September 30, 2002 issued & outstanding.                      14,950,486       12,936,225       12,839,336
Retained earnings                                                        5,619,396        6,215,790        5,594,567
Accumulated other comprehensive income                                      43,570           88,295          107,556
                                                                      ------------     ------------     ------------
                                       Total shareholders' equity       20,613,452       19,240,310       18,541,459
                                                                      ------------     ------------     ------------
                       Total liabilities and shareholders' equity     $199,673,965     $182,602,727     $174,139,828
                                                                      ============     ============     ============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                               For the Three Months                 For the Nine Months
                                                               Ended September 30,                  Ended September 30,
                                                              2003               2002            2003              2002
                                                           -------------     -------------    ------------     -------------

INTEREST INCOME
  Loans and leases                                         $   2,479,394     $   2,391,314     $ 7,198,098     $   7,026,433
  Taxable securities                                             106,046            67,203         247,874           320,526
  Tax-exempt securities                                          122,076           125,914         340,169           388,610
  Federal funds sold                                              74,023            70,407         243,578           130,959
  Dividends                                                        3,111             3,800          10,206            11,573
                                                           -------------     -------------     -----------     -------------
                                 Total interest income         2,784,650         2,658,638       8,039,925         7,878,101
INTEREST EXPENSE
  Interest-bearing transaction deposits                           10,908            22,082          38,889            66,322
  Savings and money market deposits                              113,500           167,254         359,771           497,012
  Time deposits, $100,000 and over                               174,004           175,805         554,444           471,704
  Other time deposits                                            115,390           136,667         368,272           403,613
  Other borrowings                                                    29                 0              29                 0
                                                           -------------     -------------     -----------     -------------
                                Total interest expense           413,831           501,808       1,321,405         1,438,651
                                                           -------------     -------------     -----------       -----------
                                   NET INTEREST INCOME         2,370,819         2,156,830       6,718,520         6,439,450
  Provision for loan and lease losses                                  0            70,000          20,000           205,000
                                                           -------------     -------------     -----------       -----------
                                   NET INTEREST INCOME
                                   AFTER PROVISION FOR
                                        LOAN AND LEASE
                                                LOSSES         2,370,819         2,086,830       6,698,520         6,234,450

NON-INTEREST INCOME                                              455,301           383,088       1,296,322         1,164,054
NON-INTEREST EXPENSE
  Salaries and employee benefits                                 914,569           878,696       2,574,209         2,563,429
  Premises and equipment                                         203,696           156,747         568,717           455,961
  Other                                                          593,362           400,550       1,638,893         1,195,443
                                                           -------------     -------------     -----------      ------------
                            Total non-interest expense         1,711,627         1,435,993       4,781,819         4,214,833
                                                           -------------     -------------     -----------      ------------
                               Income before provision
                                      for income taxes         1,114,493         1,033,925       3,213,023         3,183,671
  Provision for income taxes                                     372,151           346,821       1,070,074         1,070,762
                                                           -------------     -------------     -----------      ------------

                                            NET INCOME     $     742,342     $     687,104     $ 2,142,949     $   2,112,909
                                                           =============     =============     ===========     =============
NET INCOME PER SHARE                                       $         .51     $         .47     $      1.47     $        1.44
                                                           =============     =============     ===========     =============
NET INCOME PER SHARE-
ASSUMING DILUTION                                          $         .47     $         .43     $      1.35     $        1.33
                                                           =============     =============     ===========     =============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

        For the nine months ended September 30, 2003 (Unaudited), and the years ended December 31, 2002 (Audited) and 2001 (Audited)


                                                                                                      Accumulated
                                                                                                         Other
                                Comprehensive          Common  Stock                Retained         Comprehensive
                                   Income          Shares       Amount              Earnings             Income           Total
                                -------------     ---------     -------------     -------------     --------------     -------------

BALANCE AT
   JANUARY 1, 2001                                1,281,680     $   9,585,003     $   4,641,551     $      78,692      $ 14,305,246

5% stock dividend                                    63,104         1,381,976        (1,381,976)
Fractional shares                                                                       (11,955)                            (11,955)
Redemption and retirement
  of stock                                          (27,717)         (207,323)         (364,085)                           (571,408)
Stock options exercised and
 related tax benefits                                16,437           266,229                                               266,229
Net income for the year         $   2,600,244                                         2,600,244                           2,600,244
Other comprehensive loss,
  net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $57,842                         82,706
                                -------------
Other comprehensive loss,
  net of taxes                         82,706                                                             82,706             82,706
                                -------------     ---------     -------------     -------------     ------------       ------------

Total comprehensive income      $   2,682,950
                                =============

BALANCE AT
  DECEMBER 31, 2001                               1,333,504     $  11,025,885     $   5,483,779     $    161,398       $ 16,671,062

5% stock dividend                                    65,742         1,775,026        (1,775,026)
Fractional shares                                                                       (13,951)                            (13,951)
Redemption and retirement
  of stock                                          (14,596)         (121,257)         (223,345)                           (344,602)
Stock options exercised and
  related tax benefits                               16,496           256,571                                               256,571
Net income for the year         $   2,744,333                                         2,744,333                           2,744,333
Other comprehensive income,
  net of tax:
  Unrealized holding gains
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $51,125                        (73,103)
                                -------------
Other comprehensive income,
  net of taxes                        (73,103)                                                           (73,103)           (73,103)
                                -------------     ---------     -------------     -------------     ------------       ------------

Total comprehensive income      $   2,671,230
                                =============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)

  For the nine months ended September 30, 2003 (Unaudited), and the years ended
                 December 31, 2002 (Audited) and 2001 (Audited)


                                                                                                    Accumulated
                                                                                                      Other
                               Comprehensive          Common Stock               Retained          Comprehensive
                                  Income            Shares      Amount           Earnings             Income             Total
                               -------------     ---------     -------------     -------------     -------------     -------------


BALANCE AT
  DECEMBER 31, 2002                              1,401,146     $  12,936,225     $   6,215,790     $      88,295     $  19,240,310

Stock dividend                                      68,665         1,997,422        (1,997,422)
Fractional shares                                                                      (14,193)                            (14,193)
Redemption and retirement
  of stock                                         (38,917)         (360,645)         (727,728)                         (1,088,373)
Stock options exercised and
  related tax benefits                              20,592           377,484                                               377,484
Net income for the period      $   2,142,949                                         2,142,949                           2,142,949
Other comprehensive income,
  net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $ 31,279                      (44,725)
                               -------------
Other comprehensive income,
  net of taxes                       (44,725)                                                            (44,725)          (44,725)
                               -------------     ---------     -------------     -------------     -------------     -------------

Total comprehensive income     $   2,098,224
                               =============

BALANCE AT
 SEPTEMBER 30, 2003                              1,451,486     $  14,950,486     $   5,619,396     $      43,570     $  20,613,452
                                                 =========     =============     =============     =============     =============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

              For the nine months ended September 30, 2003 and 2002

                                                                                             2003              2002
                                                                                          -----------     -----------
OPERATING ACTIVITIES

  Net income                                                                              $ 2,142,949     $ 2,112,909
  Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                                   20,000         205,000
   Depreciation                                                                               166,568         108,717
   Amortization and other                                                                      72,808          31,779
   Net change in interest receivable                                                         (132,311)         56,516
   Net change in other assets                                                                (265,799)         (5,228)
   Net change in cash surrender value of life insurance                                      (257,166)       (198,711)
   Net change in interest payable and other liabilities                                       115,201          51,306
                                                                                          -----------       ---------
                                           NET CASH PROVIDED BY OPERATING ACTIVITIES        1,862,250       2,362,288
  INVESTING ACTIVITIES
   Purchases of securities held-to-maturity                                                (6,812,829)              0
   Purchases of securities available-for sale                                             (10,877,142)       (551,947)
   Proceeds from maturing securities held-to-maturity                                       3,083,400         860,000
   Proceeds from maturing securities available-for sale                                       750,000       7,000,000
   Net change in loans                                                                      6,208,450     (12,609,009)
   Purchases of life insurance                                                                      0      (2,000,000)
   Purchases of premises and equipment                                                       (587,113)       (288,026)
                                                                                          -----------     -----------
                                              NET CASH USED FOR INVESTING ACTIVITIES       (8,235,234)     (7,588,982)
  FINANCING ACTIVITIES
   Net change in demand, interest-bearing transaction and savings deposits                 14,840,123       7,044,877
   Net change in time deposits                                                                742,772       7,823,044
   Exercise of stock options                                                                  377,484         154,321
   Stock repurchases                                                                       (1,088,373)       (329,040)
   Fractional shares purchased                                                                (14,193)        (13,951)
                                                                                          -----------     -----------
                                           NET CASH PROVIDED BY FINANCING ACTIVITIES       14,857,813      14,679,251
                                                                                          -----------     -----------
                                             NET CHANGE IN CASH AND CASH EQUIVALENTS        8,484,829       9,452,557
   Cash and cash equivalents at beginning of period                                        31,517,599      20,400,662
                                                                                          -----------     -----------
                                          CASH AND CASH EQUIVALENTS AT END OF PERIOD      $40,002,428     $29,853,219
                                                                                          ===========     ===========
  SUPPLEMENTAL DISCLOSURES:
   Cash paid during the period for:
   Interest                                                                               $ 1,330,180     $ 1,440,953
   Income taxes                                                                             1,025,000         860,000
   Stock dividend                                                                           1,997,422       1,788,977
   Change in unrealized gains and losses
     on securities available-for-sale                                                         (76,004)        (91,497)
   Change in deferred income taxes on
     unrealized holding gains and losses on securities                                         31,279          37,655

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (Unaudited)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Sonoma Valley Bancorp and Subsidiary at September 30, 2003 and results of operations for the three and nine months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the operating results through December 31, 2003.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Sonoma Valley Bancorp and its wholly owned subsidiary Sonoma Valley Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Commitments

The Company has no outstanding performance letters of credit at September 30, 2003 and September 30, 2002.

Note 4 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding. The weighted average number of common shares used in computing the net income per common share for the period ending September 30, 2003 was 1,459,162 and for the period ending September 30, 2002 was 1,463,612.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding. The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending September 30, 2003 was 1,591,815 and for the period ending September 30, 2002 was 1,590,507.

Prior year shares have been adjusted to reflect the 5% stock dividend paid on July 16, 2003.

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


                                                         For the Three Months        For the Nine Months
                                                         Ended September 30          Ended September 30

                                                      2003            2002             2003           2002
                                                 ------------     -----------     -----------     -----------

    Net Income, as reported                      $    742,342     $   687,104     $ 2,142,949     $ 2,112,909
    Deduct: Total stock-based
       compensation expense determined
       under fair value based method for all
       awards, net of related tax effects             (44,978)        (46,480)       (134,935)       (139,439)
                                                 ------------     -----------     -----------     -----------
    Pro forma net income                         $    697,364     $   640,624     $ 2,008,014     $ 1,973,470
                                                 ============     ===========     ===========     ===========

Net income per share:
    Basic - As reported                                   .51             .47            1.47            1.44
    Basic - Pro forma                                     .48             .44            1.38            1.35
    Diluted - As reported                                 .47             .43            1.35            1.33
    Diluted - Pro forma                                   .44             .40            1.26            1.34

                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
              For the nine months ended September 30, 2003 and 2002
                             (dollars in thousands)

                                                                  2003                               2002
                                                                  ----                               ----
                                                     Average     Income/     Yield/      Average     Income/     Yield/
ASSETS                                               Balance     Expense     Rate        Balance     Expense     Rate

Interest-earning assets:
Loans(2):
  Commercial                                          85,155      4,932       7.74%       73,959      4,406      7.96%
  Consumer                                            11,809        666       7.54%       13,178        817      8.29%
  Real estate construction                            19,532      1,176       8.05%       18,296      1,265      9.24%
  Real estate mortgage                                 4,154        270       8.69%        5,856        368      8.40%
  Tax exempt loans (1)                                 3,171        199       8.39%        3,420        217      8.48%
  Leases                                                  73         17      31.14%          178         20     15.02%
  Tax exempt leases (1)                                   52          8      20.57%          113         11     13.02%
  Unearned loan fees                                    (414)                               (426)
                                                    --------     ------                 --------     ------
         Total loans                                 123,532      7,268       7.87%      114,574      7,104      8.29%
Investment securities
  Available for sale:
         Taxable                                       9,658        237       3.28%        6,743        310      6.15%
         Tax exempt(1)                                     0          0       0.00%            0          0      0.00%
  Hold to maturity:
         Taxable                                         388         10       3.45%          202          9      5.96%
         Tax exempt (1)                               10,147        517       6.80%       11,105        589      7.09%
                                                      ------     ------                 --------     ------
         Total investment securities                  20,193        764       5.05%       18,050        908      6.73%
Federal funds sold                                    29,803        244       1.09%       10,444        131      1.68%
Federal Home Loan Bank stock                             287         10       4.66%          273         12      5.88%
Total due from banks/Interest bearing                    158          0       0.00%           85          1      1.57%
                                                    --------     ------                 --------     ------
  Total interest earning assets                      173,973      8,286       6.37%      143,426      8,156      7.60%
                                                                 ======      =====                   ======     =====
Noninterest-bearing assets:
  Reserve for loan losses                             (2,781)                             (2,509)
  Cash and due from banks                              8,859                               7,307
  Premises and equipment                               1,057                                 652
  Other assets                                        10,971                               9,857
                                                    --------                            --------
                                   Total assets     $192,079                            $158,733
                                                    ========                            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing deposits
         Interest bearing transaction                 29,096         39       0.18%       23,217         66      0.38%
         Savings deposits                             57,659        360       0.83%       46,748        497      1.42%
         Time deposits over $100,000                  24,886        554       2.98%       18,690        472      3.38%
         Other time deposits                          19,843        368       2.48%       17,907        404      3.02%
                                                    --------     -------                --------     ------
           Total interest bearing Deposits           131,484      1,321       1.34%      106,562      1,439      1.81%
  Federal Funds purchased                                  0          0       0.00%            0          0      0.00%
  Other short term borrowings                              4          0       0.00%            0          0      0.00%
                                                    --------     ------                 --------     ------
           Total interest bearing liabilities        131,488     $1,321       1.34%      106,562     $1,439      1.81%
                                                                 ======                              ======
Non interest bearing liabilities:
  Non interest bearing demand deposits                37,395                              31,604
  Other liabilities                                    3,236                               2,935
                           Shareholders' equity       19,960                              17,632
                                                    --------                            --------
     Total liabilities and shareholders' equity     $192,079                            $158,733
                                                    ========                            ========
Interest rate spread                                                          5.03%                              5.79%
                                                                             =====                              =====
Interest income                                                  $8,286       6.37%                  $8,156      7.60%
Interest expense                                                  1,321       1.02%                   1,439      1.34%
                                                                 ------      -----                   ------     -----
Net interest income/margin                                       $6,965       5.35%                  $6,717      6.26%
                                                                 ======      =====                   ======     =====

(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2003 and 2002

(2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $319,370 and $267,023 for the nine months ended September 30, 2003 and September 30, 2002, respectively, were amortized to the appropriate interest income categories.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the Nine Month Periods
Ended September 30, 2003 and 2002

Forward Looking Statements

With the exception of historical facts stated herein, the matters discussed in this Form 10-Q are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operation of Sonoma Valley Bancorp's wholly owned subsidiary, Sonoma Valley Bank (the "Bank"), projected costs and expenses related to operations of the bank's liquidity, capital resources, and the availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in Sonoma Valley Bancorp's Form 10-K for the year ended December 31, 2002, the following; (i) increased competition from other banks, savings and loan associations, thrift and loan associations, finance companies, credit unions, offerors of money market funds, and other financial institutions;
(ii) the risks and uncertainties relating to general economic and political conditions, both domestically and internationally, including, but not limited to, inflation, or natural disasters affecting the primary service area of the Bank or its major industries; or (iii) changes in the laws and regulations governing the Bank's activities at either the state or federal level. Readers of this Form 10-Q are cautioned not to put undue reliance on "forward looking" statements which, by their nature, are uncertain as reliable indicators of future performance. Sonoma Valley Bancorp disclaims any obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

Overview

Sonoma Valley Bancorp (the "Company") reported net income of $2,142,949 for the first nine months of 2003 compared with $2,112,909 for the first nine months of 2002. On a per share basis, net income equaled $1.47 compared with $1.44 per share during the same period in 2002.

Return on average total assets on an annualized basis for the nine-month periods was 1.49% in 2003 and 1.78% in 2002. Return on average shareholders' equity on an annualized basis for the same periods was 14.35% and 16.02%, respectively.

RESULTS OF OPERATIONS

Net interest Income

Net interest income is the difference between total interest income and total interest expense. Net interest income, adjusted to a fully taxable equivalent basis, as shown on the table- Average Balance, Yields and Rates Paid, on page 10, is higher than net interest income on the statement of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($246,000 in 2003 and $278,000 in 2002, based on a 34% federal income tax rate).

The improvement in net interest income (stated on a fully taxable equivalent basis) is a result of a $130,000 increase in interest income and a decrease in interest expense of $117,000.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin for 2003 decreased to 5.35% from 6.26% for the same period in 2002. The continuing decline in the net interest margin is the result of timing differences coming in to play from the 475 basis point drop in the prime lending rate in 2001, the 50 basis point drop in 2002 and the 25 basis point drop in 2003.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) increased by $130,000 to $8.3 million in the nine months of 2003, a 1.59% increase over the $8.2 million realized during the same period in 2002. The increase in volume of average balance was responsible for a $862,000 increase in interest income offset by a $732,000 decrease in income related to lower interest rates. The net effect was a decline in interest income of $130,000.

Interest Expense

Total interest expense decreased by $117,000 to $1.3 million. The average rate paid on all interest-bearing liabilities decreased from 1.81% in 2002 to 1.34% in 2003. Average balances increased from $106.6 million to $131.4 million, a 23.39% gain in deposits. The increase in volume of average balances was responsible for a $333,000 increase in interest expense offset by a $451,000 decrease in expense related to lower interest rates resulting in lower interest expense of $118,000.

Individual components of interest income and interest expense are provided in the table-Average Balances, Yields and Rates Paid on page 10.

Provision for Loan Losses

The provision for loan losses charged to operations is based on the Company's monthly evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding. The provision to the allowance for loan losses amounted to $20,000 during the nine months of 2003 and $205,000 in the same period in 2002. The decrease in the provision is due to management's evaluation and assessment of the loan portfolio.

Loans charged-off were $44,000 and recoveries were $13,000 for the nine months of 2003 compared with $21,000 in charge-offs and $14,000 in recoveries for the same period in 2002. See page 16 for an analysis in the changes in allowance for loan losses including charge offs and recoveries.

Non-interest Income

Non-interest income of $1.3 million increased 11.4% over the $1.2 million recorded in the comparable period in 2002. Services Charges were up due to customers carrying lower balances and deposit growth, loan referral income increased due to loan refinancings and earnings on life insurance increased due to the purchases of an additional life insurance policies during 2002.

Non-interest Expense

Total non-interest expense increased 13.5% to $4.8 million during the nine months of 2003 from $4.2 million for the same period in 2002. Non-interest expense on an annualized basis represented 3.33% of average total assets in 2003 compared with 3.55% in the comparable period in 2002.

Salaries and benefits increased .42% from $2.563 million in 2002 to $2.574 million in 2003. At September 30, 2003 total full time equivalent employees were 47 compared to 46 in 2002.

Expense related to premises and equipment increased 24.7% to $569,000 in 2003 from $456,000 in 2002. The increase in premises and equipment is a reflection of the remodel of the Operations Center in 2002 and the remodel of the Sonoma Branch in 2003, as well as the continued investment in technology to better utilize employees' time and offer a higher level of customer service.

Other operating expenses increased by 37.10% to $1.6 million in 2003 from $1.2 million in 2002. The largest category of other non-interest expense, professional fees, is primarily comprised of data processing, item processing and ATM services, as well as accounting, legal and other professional fees.

Provision for Income Taxes

The provision for income taxes declined to an effective tax rate of 33.30% for the nine months of 2003 compared with 33.63% for the nine months of 2002. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

BALANCE SHEET ANALYSIS

Investments

Investment securities were $27.5 million at September 30, 2003, an 99.71% increase from the $13.7 million at December 31, 2002 and a 82.76% increase from $15.0 million at September 30, 2002. The increase in investment is the result of the strong growth in deposits and declining loan demand. The Company purchases securities rated A or higher by Standard and Poor's and or Moody's Investors Service. In the event a security is downgraded, the Company will monitor the investment more closely or sell if appropriate. Local tax-exempt bonds are occasionally purchased without an A rating.

Securities are classified as held to maturity, if the Company has both the intent and the ability to hold these securities to maturity. As of September 30, 2003, the Company had securities totaling $13.6 million with a market value of $14.0 million categorized as held to maturity. Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs, pledge requirements and earnings.

Securities are classified as available for sale if the Company intends to hold these debt securities for an indefinite period of time, but not necessarily to maturity. Investment securities which are categorized as available for sale are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity. Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy. Securities held in the available for sale category are recorded at market value, which is $13.8 million compared to an amortized cost of $13.8 million as of September 30, 2003.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses to the income statement are recognized upon sale, or at such time as management determines that a permanent decline in value exists.

Loans

The Company's loan portfolio was $121.8 million at September 30, 2003, or 69.38% of total deposits. This compares with $128.1 million, or 80.0% of total deposits, at December 31, 2002 and $120.1 million, or 78.7% of total deposits, at September 30, 2002. A comparative schedule of average loan balances is presented in the table on page 10; period end and year-end balances are presented in the following table.



                             September 30,     Percentage     December 31,     Percentage     September 30,     Percentage
                                 2003           of Total         2002          of Total          2002           of Total
                             ------------      ----------    ------------      ----------     ------------      ----------

Commercial                   $ 89,465,014           73.2%    $ 89,507,230            69.7%    $ 81,484,879            67.6%
Consumer                       11,096,839            9.1%      13,374,774            10.4%      13,269,622            11.0%
Real estate construction       18,606,701           15.2%      19,507,906            15.2%      20,550,668            17.1%
Real estate mortgage            2,987,397            2.4%       5,911,082             4.6%       4,959,109             4.1%
Leases                             71,060            0.1%         174,409             0.1%         226,216             0.2%
                             ------------                    ------------                     ------------
                              122,227,011          100.0%     128,475,401           100.0%     120,490,494           100.0%
                                                   =====                            =====                            =====
Deferred loan fees
 and costs, net                  (414,889)                       (424,258)                        (440,307)
Allowance for loan
 and lease losses              (2,771,390)                     (2,781,962)                      (2,613,969)
                             ------------                    ------------                     ------------

                             $119,040,732                    $125,269,181                     $117,436,218
                             ============                    ============                     ============

Risk Elements

The majority of the Company's loan activity is with customers located within Sonoma County. Approximately 83.1% of the total loan portfolio is secured by real estate located in the Company's service area.

Significant concentrations of credit risk may exist if a number of loan customers are engaged in similar activities and have similar economic characteristics. The Company believes it has policies in place to identify problem loans and to monitor concentrations of credits.

Based on its risk management review and a review of its loan portfolio, management believes that its allowance for losses for the quarter ending September 30, 2003, is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgment. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.

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

There were $1,813,000 of non accrual loans and no loans 90 days or more past due and still accruing at September 30, 2003. There were $402,000 of non accrual loans and no loans 90 days or more past due and still accruing at September 30, 2002. Relative to the non accrual loans, 97% of the non accrual loans in 2003 are centered in six(6) real estate secured loans. One of the six, a $105,000 loan, has been subsequently repaid.

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

Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated. However, as of September 30, 2003 the Company believes its overall allowance for loan losses is adequate based on its analysis of conditions at that time.

At September 30, 2003, the allowance for loan losses was $2.8 million, or 2.28% of period- end loans, compared with $2.8 million, or 2.17% at December 31, 2002 and $2.6 million, or 2.18% at September 30, 2002.

An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.


                                             For the Nine         For the Year       For the Nine
                                             Months Ended           Ended            Months Ended
                                               9/30/03             12/31/02            9/30/02

Balance beginning of year                $      2,781,962     $      2,415,555     $      2,415,555
Charge-offs:
  Commercial                                       (4,955)             (10,741)             (10,741)
  Consumer                                        (38,675)             (34,872)             (10,070)
                                         ----------------     ----------------     ----------------

               Total charge-offs                  (43,630)             (45,613)             (20,811)
Recoveries:

  Commercial                                        6,400                9,474                6,914
  Consumer                                          6,658                9,546                7,311
                                         ----------------     ----------------     ----------------

                Total recoveries                   13,058               19,020               14,225

Net (chargeoffs) recoveries                       (30,572)             (26,593)              (6,586)
Provision charged to operations                    20,000              393,000              205,000
                                         ----------------     ----------------     ----------------
Balance end of period                    $      2,771,390     $      2,781,962     $      2,613,969
                                         ================     ================     ================
Ratio of net charge-offs
 annualized to average loans                         0.03%                0.02%                0.01%
Balance in allowance as a percentage                 2.28%                2.17%                2.18%
 of loans outstanding at period end

YTD AVG LOANS                                 123,531,714          116,867,238           114,573,975
PERIOD END LOANS                              121,812,123          128,051,143           120,050,186

Deposits

A comparative schedule of average deposit balances is presented in the table on page 10; period end and year-end deposit balances are presented in the following table.


                            September 30,     Percentage     December 31,     Percentage     September 30,     Percentage
                               2003           of Total          2002          of Total          2002           of Total
                            ------------      ----------     ------------     ----------     ------------      ----------

Interest bearing
 transaction deposits       $ 28,124,429       16.0%         $ 24,627,589      15.4%         $ 24,199,502       15.9%
Savings deposits              65,414,882       37.3%           51,802,714      32.4%           50,626,679       33.2%
Time deposits,
$100,000
 and over                     26,000,588       14.8%           25,018,603      15.6%           23,967,400       15.7%
Other time deposits           19,539,327       11.1%           19,778,540      12.4%           19,824,973       13.0%
                            ------------      -----          ------------     -----          ------------      -----
Total interest bearing
 deposits                    139,079,226       79.2%          121,227,446      75.8%          118,618,554       77.8%
Demand deposits               36,491,921       20.8%           38,760,806      24.2%           33,904,346       22.2%
                            ------------      -----          ------------     -----          ------------      -----
Total deposits              $175,571,147      100.0%         $159,988,252     100.0%         $152,522,900      100.0%
                            ============      =====          ============     =====          ============      =====

Total deposits increased by $15.6 million, during the nine months of 2003, to $175.6 million from $160.0 million at December 31, 2002. Savings deposits and interest bearing transaction accounts showed the largest increase of $13.6 million and $3.5 million respectively, over year end balances. Other time deposits also increased $982,000 to $26.0 million. Non interest bearing demand deposits and time deposit greater than $100,000 declined by $2.3 million and $239,000 respectively.

Risk-Based Capital

The Federal Deposit Insurance Corporation (FDIC) has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off- balance sheet exposures. Under current guidelines, as of September 30, 2003, the Bank was required to have minimum Tier I and total risk-based capital ratios of 4% and 8% respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios should be 6% and 10% respectively.

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

The table below presents Tier 1 capital, total capital and total risk-weighted assets at September 30, 2003, along with the related risk-based capital ratio and leverage ratio.

(dollars in thousands)

          Total
       Risked-based     TIER 1                 TOTAL                Leverage
          Assets        Capital     Ratio     Capital     Ratio       Ratio

       $163,964         $19,606     11.96%    $21,664     13.21%    9.93%

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

Interest Rate Risk Simulation of Net Interest Income as of September 30, 2003 (In thousands)


Variation from a constant rate scenario            $ Change in NII
                  +200bp                           $ 1,089
                  +100bp                               504
                  -100bp                              (384)

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

     The Company controls its long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than its long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of September 20, 2003 for the
Company's interest-bearing assets and interest-bearing liabilities, and the Company's interest rate sensitivity gap as a percentage of total interest-earning assets. The table shows $62.9 million in fixed rate loans over 5 years. Many variable rate credit lines reached floors in 2002, and were reclassified to the fixed rate category. As soon as interest rates increase, the loans will no longer be at floors and will reclass back to the floating rate category.


SEPTEMBER 30, 2003                       3 months     12 months     3 years      5 years        15 years     >15 years      Totals
                                         ---------    ---------     -------      ---------     ---------     ---------     ---------
(in thousands)

ASSETS:
  Fixed rate investments                 $     946    $   2,241     $  10,834    $   3,765     $   8,693     $     976     $  27,455
  Variable rate investments                      0            0             0            0             0           292           292
  Fixed rate loans                          10,737       19,654        10,814       28,320        31,841         2,696       104,062
  Variable rate loans                       15,136        1,216             0            0             0             0        16,352
  Interest-bearing balances due from banks      35                                                                                35

  Fed funds sold                            31,190                                                                            31,190
                                         ---------    ---------     ---------    ---------     ---------     ---------     ---------
     Interest bearing assets                58,044       23,111        21,648       32,085        40,534         3,964       179,386
                                         ---------    ---------     ---------    ---------      --------     ---------     ---------

LIABILITIES:
  Interest bearing transaction deposits     28,125                                                                            28,125
  Savings deposits                          65,415                                                                            65,415
Time Deposits
     Fixed rate >100m                        5,982       11,569         6,250        2,062                                    25,863
     Fixed rate <100m                        5,148        9,293         4,265          926                                    19,632
     Floating rate >100m                                                                                                           0
     Floating rate <100m                        44                                                                                44
  Borrowings                                                                                                                       0
                                         ---------    ---------     ---------    ---------     ---------     --------      ---------

    Interest Bearing Liabilities         $ 104,714    $  20,862     $  10,515    $   2,988     $       0            0      $ 139,079
                                         ---------    ---------     ---------    ---------     ---------     --------      ---------

Rate Sensitivity Gap                       (46,670)       2,249        11,133       29,097        40,534        3,964
                                         ---------    ---------     ---------    ---------     ---------     --------
Cumulative Rate Sensitivity Gap            (46,670)     (44,421)      (33,288)      (4,191)       36,343       40,307
                                         ---------    ---------     ---------    ---------     ---------     --------

Cumulative Position to Total Assets        -23.40%       -22.27%       -16.69%       -2.10%        18.22%       20.21%
                                         ========     =========     =========    =========     =========     ========

For the Three Month Periods
Ended September 30, 2003 and 2002

Overview

The Company reported net income of $742,000 for the third quarter of 2003 compared with $687,000 for the third quarter of 2002. On a per share basis, net income for the three months ended September 30, 2003 equaled $.51 per share compared with $.47 per share during the same period in 2002.

Return on average total assets on an annualized basis for the three months ended September 30, 2003 and 2002 was 1.50% and 1.65%, respectively. Return on average shareholders' equity on an annualized basis for the three months ended September 30, 2003 and 2002 was 14.6% and 15.0%, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, adjusted to a fully taxable equivalent basis, increased $210,000 to $2.5 million for the three months ended September 30, 2003, from $2.2 million during the comparable period of 2002. Net interest income on a fully taxable equivalent basis, as shown on the table - Average Balances, Yields and Rates Paid on page 23, is higher than net interest income on the statements of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($86,000 in 2003 and $90,000 in 2002, based on a 34% federal income tax rate).

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin for the third quarter of 2003 declined to 5.42% from 5.93% for the comparable period in 2002. The continuing decline in the net interest margin is the result of timing differences coming into play from the 475 basis point drop in the prime lending rate in 2001, the 50 basis point drop in 2002 and the 25 basis point drop in 2003.

Interest Income

Interest income for the three months ended September 30, 2003 increased by $122,000 to $2.9 million, a 4.40% increase over the $2.7 million realized during the same period in 2002. The gain in volume of average balances was responsible for a $232,000 increase in interest income offset by a $111,000 decrease in income related to lower interest rates. The net effect was a decline in interest income of $121,000.

Interest Expense

Total interest expense for the three months ended September 30, 2003 declined by $88,000 to $414,000 compared with $502,000 in the same period of 2002. The average rate paid on all interest-bearing liabilities for the third quarter of 2003 declined to 1.20% from 1.79% in the third quarter of 2002, and average balances for the third quarter of 2003 increased to $136.4 million from $111.1 million in the same period of 2002, a 22.8% gain.

The gain in volume of average balances accounted for a $99,000 increase in interest expense offset by a $188,000 decline related to lower interest rates paid resulting in a $89,000 decrease in interest expense for the third quarter of 2003.

Individual components of interest income and interest expense are provided in the table - Average Balances, Yields and Rates Paid on page 23.

Provision for Loan Losses

There was no provision for loan losses during the third quarter of 2003 compared to the $70,000 provision for the third quarter of 2002. The decrease in the provision is the result of managements' evaluation and assessment of the loan portfolio.

Non-interest Income

Non-interest income of $455,000 for the third quarter of 2003 represented an increase of $72,000, or 18.8%, from the $383,000 for the comparable period in 2002.

Non-interest Expense

For the third quarter of 2003, non-interest expense was $1.7 million compared with $1.4 million for the same period in 2002, representing an increase of $276,000, or 19.22%. Salaries and benefits increased $36,000, or 4.10%, compared with the three months ended September 30, 2002.

Premises and equipment expense increased $47,000, or 29.94%, to $204,000 for the third quarter of 2003 from $157,000 for the third quarter of 2002.

Other operating expenses for the three months ended September 30, 2003 increased 48.25% to $593,000 from $400,000 in the same period in 2002.

Provision for Income Taxes

The provision for income taxes declined to an effective tax rate of 33.39% in the third quarter of 2002 compared with 33.54% for the comparable period in 2002. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
             For the three months ended September 30, 2003 and 2002
                             (dollars in thousands)

                                                             2003                                2002
                                                             ----                                ----
                                                    Average        Income/     Yield/     Average    Income/     Yield/
ASSETS                                              Balance        Expense     Rate       Balance    Expense      Rate

Interest-earning assets:
Loans(2):
  Commercial                                        86,411         1,770      8.13%       77,252      1,539      7.90%
  Consumer                                          11,088           202      7.23%       12,986        269      8.22%
  Real estate construction                          18,422           381      8.21%       19,667        420      8.47%
  Real estate mortgage                               3,450            77      8.85%        5,067        108      8.46%
  Tax exempt loans (1)                               3,148            67      8.44%        3,359         71      8.39%
  Leases                                                50             4     31.74%          149          6     15.98%
  Tax exempt leases (1)                                 31             1     12.80%           96          4     16.53%
  Unearned loan fees                                  (412)                                 (418)
                                                  --------        ------                --------
         Total loans                               122,188         2,502      8.12%      118,158      2,417      8.12%
Investment securities
  Available for sale:
         Taxable                                    14,266           103      2.86%        4,333         64      5.86%
         Tax exempt(1)                                   0             0      0.00%            0          0      0.00%
  Hold to maturity:
         Taxable                                       408             2      1.94%          201          3      5.92%
         Tax exempt (1)                             11,345           186      6.50%       10,781        191      7.03%
                                                  --------        ------                --------     ------
         Total investment securities                26,019           291      4.44%       15,315        258      6.68%
Federal funds sold                                  31,039            74      0.95%       16,639         70      1.67%
Federal Home Loan Bank stock                           291             3      4.09%          277          4      5.73%
Total due from banks/Interest bearing                  331             0      0.00%           34          0      0.00%
                                                  --------        ------                --------     ------
  Total interest earning assets                    179,868         2,870      6.33%      150,423      2,749      7.25%
                                                                  ======                             ======
Noninterest-bearing assets:
  Reserve for loan losses                           (2,773)                               (2,583)
  Cash and due from banks                            9,005                                 7,417
  Premises and equipment                             1,226                                   739
  Other assets                                      11,078                                10,231
                                                  --------                              --------
                                 Total assets     $198,404                              $166,227
                                                  ========                              ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing deposits
         Interest bearing transaction               29,282        $   11      0.15%       23,914         22      0.36%
         Savings deposits                           62,577           114      0.72%       47,864        167      1.38%
         Time deposits over $100,000                24,808           173      2.77%       20,651        176      3.38%
         Other time deposits                        19,735           115      2.31%       18,660        137      2.91%
                                                  --------        ------                --------     ------
   Total interest bearing Deposits                 136,402           413      1.20%      111,089        502      1.79%
  Federal funds purchased                                0             0      0.00%            0          0      0.00%
  Other short term borrowings                           11             0      0.00%            0          0      0.00%
                                                  --------        ------                --------     ------
  Total interest bearing liabilities               136,413        $  413      1.20%      111,089     $  502      1.79%
                                                                  ======                             ======
Non interest bearing liabilities:
  Non interest bearing demand deposits              38,268                                33,824
  Other liabilities                                  3,349                                 3,050
                         Shareholders' equity       20,374                                18,264
                                                  --------                              --------
   Total liabilities and shareholders' equity     $198,404                              $166,227
                                                  ========                              ========
Interest rate spread                                                          5.13%                              5.46%
                                                                             =====                              =====
Interest income                                                    2,870      6.33%                  $2,749      7.25%
Interest expense                                                     413      0.91%                     502      1.32%
                                                                  ------     -----                   ------     -----
Net interest income/margin                                        $2,457      5.42%                  $2,247      5.93%
                                                                  ======     =====                   ======     =====

(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2003and 2002

(2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $130,500 and $76,863 for the nine months ended September 30, 2003 and September 30, 2002, respectively, were amortized to the appropriate interest income categories.

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

          32 Certification of CEO and CFO pursuant to Section 906 of the Sarbanes- Oxley Act

     (b)  Reports on Form 8-K

          Date of Report            Date of Event          Item Reported

          July 16, 2003             July 15, 2003          Press Release
                                                           announcing results
                                                           of second quarter

          October 10, 2003          October 9, 2003        Press Release
                                                           announcing results
                                                           of third quarter

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                           SONOMA VALLEY BANCORP
                                                                      Registrant



Date:  November 12, 2003            /s/ Mel Switzer, Jr.
     -------------------            -------------------------------------
                                    Mel Switzer, Jr.
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




Date:   November 12, 2003           /s/ Mary Quade Dieter
     --------------------           --------------------------------------------
                                    Mary Quade Dieter
                                    Executive Vice President,
                                    Chief Operating Officer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)