Form 10-K
period 2003-12-31
SONOMA VALLEY BANCORP
filed 2004-03-24
CIK 1120427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number: 000-31929

                            -------------------------
                              SONOMA VALLEY BANCORP
               (Name of registrant at as specific in its charter)
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

                                                    Name of each exchange
              Title of each class                    on which registered
           Common Stock, No Par Value                       None

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

Aggregate market value of Common Stock held by non-affiliates of Sonoma Valley Bancorp as of March 16, 2004 based on the current market price of the stock:
$36,317,984

The number of shares of registrant's common stock outstanding as of March 15, 2004 was 1,484,823.

DOCUMENTS INCORPORATE BY REFERENCE
None.

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

     The business operations of the Company continue to be conducted through its wholly-owned subsidiary, Sonoma Valley Bank ("Bank"), which began commercial lending operations on June 3, 1988. In addition to its main branch located in Sonoma, California, the Bank also operates a second branch office located in Glen Ellen, California. In March 2004, the Bank opened a branch, Banco de Sonoma, located in Boyes Hot Springs, California. The following discussion, therefore, although presented on a consolidated basis, analyzes the financial condition and results of operations of the Bank for the twelve month period ended December 31, 2003.

Primary Services

     The Bank emphasizes the banking needs of small to medium-sized commercial businesses, professionals and upper middle to high income individuals and families in its primary service area of Sonoma, California and the immediate surrounding area.

     The Bank offers depository and lending services keyed to the needs of its business and professional clientele. These services include a variety of demand deposit, savings and time deposit account alternatives, all insured by the FDIC up to its applicable limits. Special merchant and business services, such as coin, night depository, courier, on line cash management and merchant teller are available. The Bank offers bank by mail service, drive-up ATM service, extended hours including Saturday banking, drive-up windows and telephone voice response. In 2003, the bank began offering Internet Banking to its customer base. The initial customers using the product were existing Cash Management Commercial customers and by mid-year the bank offered Internet Banking to its entire customer base with products for both commercial and individual customers. The Bank's lending activities are directed primarily towards granting short and medium-term commercial loans, augmented by customized lines of credit, for such purposes as operating capital, business and professional start-ups, inventory, equipment, accounts receivable, credit cards, and interim construction financing, personal loans and loans secured by residential real estate.

     With the opening of our third Branch office, Banco de Sonoma Office in March 2004, the bank is offering additional services to the Latino community in our market place. In 2003, the Bank installed a bilingual ATM machine, and has bilingual officers and customer service employees. All of the employees at the Banco de Sonoma Office are bilingual.

     The business of the Bank is not seasonal. The Bank intends to continue with the same basic commercial banking activities it has operated with since beginning operations June 3, 1988. Retail deposit gathering activities at the branches comprise the bulk of sources for lending. The bank has approved borrowing levels at the Federal Home Bank for temporary funding needs.

Competition

     In general, the banking business in California and in the market areas, which the Bank serves, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks, which have many offices operating over a wide geographic area. The Bank competes for loans and deposits with these and other regional banks, including several which are much larger than the Bank, as well as savings and loan associations, thrift and loan associations, finance companies, credit unions, offerors of money market funds and other financial institutions.

     The Bank's primary service area is currently served by branches of eight other banks (including three major banks: Citigroup, Bank of America and Wells Fargo Bank). In order to compete with the major financial institutions in its primary service area, the Bank uses its flexibility as an independent bank. This includes emphasis on specialized services and personalized attention.

     In the event there are customers whose loan demands exceed the Bank's lending limit, the Bank seeks to arrange for such loans on a participation basis with other financial institutions and intermediaries. The Bank also is able to assist those customers requiring other services not offered by the Bank by obtaining those services through its correspondent banks.

Concentration of Credit Risk

     The majority of the Bank's loan activity is with customers located within the county of Sonoma. While the Bank has a diversified loan portfolio, approximately 84% of these loans are secured by real estate in its service area. This concentration for the year ending December 31, 2003 is presented below:

(in thousands of dollars)

        Secured by real estate:
        Construction/land development             $ 19,421
        Farmland                                     3,784
        1-4 family residences                       15,919
        Commercial/multi-family                     63,691

Employees

     As of December 31, 2003, the Company employed 49 full-time equivalent employees. In anticipation of opening the Banco de Sonoma branch in 2004 the bank began hiring additional employees in the 4th quarter of 2003.

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

"Undercapitalized" depository institutions, among other things, are subject to growth limitations, are prohibited, with certain exceptions, from making capital distributions, are limited in their ability to obtain funding from a Federal Reserve Bank and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan and provide appropriate assurances of performance. If a depository institution fails to submit an acceptable plan, including if the holding company refuses or is unable to make the guarantee described in the previous sentence, it is treated as if it is "significantly undercapitalized". Failure to submit or implement an acceptable capital plan also is grounds for the appointment of a conservator or a receiver. "Significantly undercapitalized" depository institutions may be subject to a number of additional requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Moreover, the parent holding company of a "significantly undercapitalized" depository institution may be ordered to divest itself of the institution or of nonbank subsidiaries of the holding company. "Critically undercapitalized" institutions, among other things, are prohibited from making any payments of principal and interest on subordinated debt, and are subject to the appointment of a receiver or conservator. Each federal banking agency prescribes standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares and other standards as they deem appropriate. The Federal Reserve Board and OCC have adopted such standards. Depository institutions that are not "well capitalized" or "adequately capitalized" and have not received a waiver from the FDIC are prohibited from accepting or renewing brokered deposits. As of December 31, 2003, the Company and Bank had no brokered deposits.

     The USA Patriot Act of 2001 ("USA Patriot Act") imposes additional obligations on U.S. financial institutions, including banks and broker dealer subsidiaries, to implement policies, procedures and controls which are reasonably designed to detect and report instances of money laundering and the financing of terrorism. In addition, provisions of the USA Patriot Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

     The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") intended to address corporate and accounting fraud. Sarbanes-Oxley applies to publicly reporting companies. In addition to the establishment of a new accounting oversight board, which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To maintain auditor independence, any non-audit services being provided to an audit client will require pre-approval by the Company's audit committee members. In addition, the audit partners must be rotated.

     Sarbanes-Oxley also requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the Securities Exchange Commission (the "SEC"), subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under Sarbanes-Oxley, legal counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Longer prison terms and increased penalties will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. Sarbanes-Oxley accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

     Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. Sarbanes-Oxley also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. In addition, the Sarbanes-Oxley requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States of America and filed with the SEC reflect all material correcting adjustments that are identified by a "registered public accounting firm" in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

Accounting Pronouncements

     In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This Statement had no impact on the Company's financial condition or results of operations.

     In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both a liability and equity. It requires that an issuer classify certain financial instruments as a liability, although the financial instrument may previously have been classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement had no impact on the Company's financial condition or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which covers guarantees such as standby letters of credit, performance guarantees, and direct or indirect guarantees of the indebtedness of others, but not guarantees of funding. FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability in an amount equal to the fair value of the obligation undertaken in issuing the guarantee, and requires disclosure about the maximum potential payments that might be required, as well as the collateral or other recourse obtainable. The recognition and measurement provisions of FIN 45 were effective on a prospective basis after December 31, 2002, and its adoption by the Company on January 1, 2003 has not had a significant effect on the Company's consolidated financial statements.

     In December 2003, the FASB revised Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which explains identification of variable interest entities and the assessment of whether to consolidate these entities. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the involved parties. The provisions of FIN 46 are effective for all financial statements issued after January 1, 2003. The Company has no variable interests in any entities which would require disclosure or consolidation.

     In December 2002, FASB issued SFAS No. 148, which provides three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the impact on reported financial results. Finally, this Statement amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial information. This Statement is effective for fiscal and interim periods ending after December 15, 2003. The Company has elected to adopt the prospective transition method effective January 1, 2003 and, accordingly, compensation expense was recognized for any stock options granted on or after that date. The unvested portion of stock options granted prior to January 1, 2003 will continue to be accounted for under the provisions of APB Opinion No.
28. This Statement did not have an impact on the Company's financial condition or results of operations in 2003 since no stock options were granted. Since the method of determining the value of stock options prescribed under SFAS No. 123 is based on a valuation model that relies upon factors that are beyond the Company's control, such as stock price volatility and market interest rates, Management is not able to accurately predict the cost of options that may be granted in the future and the resulting impact on the Company's financial condition and results of operations. Additional information regarding stock options is contained in Notes A and M of the Notes to the Consolidated Financial Statements.

Statistical Data

     The following information is required by the Industry Guide 3, "Statistical Disclosure by Bank Holding Companies". The averages shown have been calculated using the average daily balance.

                                                           Sequential Page
                                                              Number

I. Distribution of Assets, Liabilities and Share-holders' Equity; Interest Rates and Differential

        A. Average balance sheets                             19
        B. Analysis of net interest earnings                  19
        C. Rate/volume analysis                               20

II.     Investment Portfolio

        A. Book value (Amortized Cost) of investments         42
        B. Weighted average yield and maturity                19, 23, 28 and 43
        C. Securities of issuer exceeding
               ten percent of equity:                         None

III.    Loan Portfolio

        A. Types of loans                                     19 and 44
        B. Maturities and sensitivities of loans
                to change in interest rates                   28 and 45
        C. Risk elements

               1. Non-accrual, past due,
                      and restructured loans                  24 and 44
               2. Potential problem loans:                    None
               3. Foreign outstandings:                       None
               4. Loan concentrations                         23 and 44

        D. Other Interest Bearing Assets:                     None

IV.     Summary of Loan Loss Experience                       21, 24 and 45

V.      Deposits

        A. Average balances and average rates paid            19
        B. Other categories of deposits                       None
        C. Foreign outstandings                               None
        D. Maturity of time deposits greater than $100,000    28
        E. Maturity of foreign time deposits
               greater than 100,000                           None

VI.     Return on Equity and Assets                           17

VII.    Short-term Borrowings:                                None

ITEM 2. PROPERTIES

     The Company is headquartered in Sonoma, California. At the present time the Company's Bank has two branch offices with a third branch opening first quarter 2004. In 1995 the Bank leased additional office space adjacent to the Sonoma Branch and in September 1997 the Bank purchased property across the street from the Sonoma Branch. The Sonoma Branch is located at 202 W. Napa Street, Sonoma. The building contains approximately 6800 square feet and has been subleased on a long-term basis (the initial term expires in 2009, with option to extend for two additional five-year terms). The office is considered by management to be well maintained and adequate for the purpose intended. Lease payments made in 2003 totaled $224,979 compared to the $216,326 paid in 2002. The lease provides for future annual rents to be adjusted for changes in the Consumer Price Index ("CPI"), with a minimum annual increase of 4%, effective each March 1st.

     In July, 1995, the Bank leased a building at 463 Second Street West. The building contains approximately 2400 square feet and has been leased on a long term basis to coincide with the Sonoma Branch lease. The initial term expired in 2000, with the first option exercised to expire in 2005, with an option to extend for three additional five year terms and one additional four year term. At present the Bank utilizes all of the units. Lease payments made in 2003 totaled $37,006 compared with the $36,376 paid in 2002. The lease provides for future annual rents to be adjusted for changes in the Consumer Price Index ("CPI") effective each July 1st.

     In September, 1997 the Bank purchased a building at 472 Second St. West. The building contains approximately 1013 square feet. The Bank paid $246,943 for the property. At present the Bank is utilizing the parking area for additional parking for Bank employees and the Bank is renting out the building premises. Rental income in 2003 was $17,406 compared to $16,521 in 2002.

     The Glen Ellen Branch is located at 13751 Arnold Drive, Glen Ellen. The facility is approximately 600 square feet. The facility is leased for a five year term expiring in 2008 with the option to extend for two additional five year terms. Lease payments made in 2003 totaled $12,889 compared to $12,172 in 2002. The lease provides for future annual rents to be adjusted for changes in the CPI, with a minimum annual increase of 4% effective April 1st of each year.

     The Banco de Sonoma Branch, opened in March 2004, is located at 18615 Sonoma Hwy #108, Boyes Hot Springs. The facility is approximately 1200 square feet. The facility is leased for a five year term expiring in 2009 with an option to extend for two additional five year terms. The lease provides for future annual rents to be adjusted for changes in the CPI effective January 1st of each year.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The Company did not submit any matters to security holders during the fourth quarter of its last fiscal year ended December 31, 2003.

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

     Several brokers act as facilitators in the trades of Sonoma Valley Bancorp stock. They are:

        A.G. Edwards                             Hoefer and Arnett
        703 2nd Street, Suite 100                555 Market Street, 18th floor
        Santa Rosa, CA  95409                    San Francisco, CA  94105
        Denise Gilseth                           Lisa Gallo
        (800) 972-4800                           (800) 346-5544

        Paine Webber                             Monroe Securities
        6570 Oakmont Drive                       47 State Street
        Santa Rosa, CA  95409                    Rochester, NY  14614
        John Rector                              Helen Rubeins
         (707) 539-1500                          (888)995-5560

        Edward Jones                             Sutro & Co.
        515 First Street East                    P.O. Box 2859
        Sonoma, CA  95476                        Big Bear Lake, CA  92315
        Gary Scott                               Troy Norlander
        (707) 935-1856                           (800) 288-2811

        Wedbush Morgan Securities
        1300 S.W. Fifth Avenue, Suite 2000.
        Portland, OR  97201-5667
        Joey Warmenhoven
        (503) 224-0480

     The table below summarizes those trades of the common stock as reported by OTC BB, setting forth the high and low prices for the periods shown. The stock prices have been adjusted for stock dividends.

        Quarter Ended:                        High         Low

        March 31, 2002                      $ 21.32      $ 19.27
        June 30, 2002                         27.62        20.51
        September 30, 2002                    27.62        25.00
        December 31, 2002                     29.47        25.48

        March 31, 2003                      $ 29.52      $ 26.10
        June 30, 2003                         29.00        26.67
        September 30, 2003                    30.00        27.60
        December 31, 2003                     31.00        28.25


     As of March 9, 2004, there were 1,661 holders of record of the Company's common stock.

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

     The Bank paid cash dividends of $300,000 on December 29, 2000, $500,000 on April 18, 2001, $500,000 on February 26, 2003 and $1,000,000 on June 18, 2003 to
the Company. Future dividend payments from the Bank to the Company will depend on the Bank's future earnings and on the Bank's ability to meeting certain capital requirements and having an adequate allowance for loan losses.

     The Company paid a cash dividend of $0.25 cent per share to shareholders of record as of March 1, 2004 with payment made on March 15, 2004. The Board of Directors of the Company is currently reviewing our strategic plan to utilize our capital assets in order to enhance shareholder value. One of the initiatives includes review of the declaration of future cash dividends. No plan has yet been finalized.

     Historically, the Company and the Bank have declared ten stock dividends of 5% each, two stock dividends of 10% in May 1996 and June 1997, one 2 for 1 stock split in March 1998 and a cash dividend in February 2004 as detailed below:



             Dividends Paid by the Bank
             --------------------------

             Date Declared          Record Date            Date Paid
             ---------------------- ---------------------- ---------------------
             May 13, 1992           May 31, 1992           June 15, 1992

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

             June 18, 1997          July 15, 1997          August 1, 1997

             March 18, 1998         April 15, 1998         April 30, 1998

             July 21, 1999          August 16, 1999        August 31, 1999

             August 16, 2000        September 8, 2000      September 25, 2000


             Dividends Paid by the Company
             -----------------------------

             Date Declared          Record Date            Date Paid
             ---------------------- ---------------------- ---------------------
             July 18, 2001          August 3, 2001         August 17, 2001

             June 17, 2002          July 2, 2002           July 16, 2002

             June 18, 2003          July 2, 2003           July 16, 2003

             February 18, 2004      March 1, 2004          March 15, 2004

ITEM 6. SELECTED FINANCIAL DATA


                              SONOMA VALLEY BANCORP
                      Selected Consolidated Financial Data
                       dollars in thousands, except share
                               and per share data

                              For the years ended:



                                 2003       2002          2001       2000        1999          1998
                                 ----       ----          ----       ----        ----          ----
RESULTS OF OPERATIONS:
    Net interest income        $  8,906   $  8,633    $  8,236     $  7,870    $  6,699     $  5,987
    Provision for loan losses        20        393         342          335         240          335
    Non-interest income           1,715      1,646       1,309          893         941          878
    Non-interest expense          6,244      5,862       5,224        5,061        4614        4,100
    Provision for income tax      1,446      1,275       1,379        1,160         976          843
                               --------   --------    --------     --------    --------     --------
                               $  2,911   $  2,744    $  2,600     $  2,207    $  1,810     $  1,587
                               ========   ========    ========     ========    ========     ========

SELECTED AVERAGE BALANCES:
    Assets                     $195,177   $164,200    $147,807     $135,924    $123,202     $107,202
    Loans, net of unearned      123,044    116,867     100,605       86,547      73,222       70,838
    Deposits                    171,620    143,228     129,534      120,135     109,801       95,819
    Shareholders' equity         20,232     17,964      15,121       12,984      11,490        9,976
PER SHARE DATA:
    Basic net income              $2.00      $1.87       $1.77        $1.49       $1.21        $1.06
    Fully diluted net income      $1.83      $1.72       $1.66        $1.45       $1.19        $1.05
    Period end book value        $14.73     $13.09      $11.36        $9.67       $8.10        $7.16
    Weighted average shares
        outstanding           1,457,431  1,464,344   1,473,151    1,478,573   1,497,447    1,502,803
FINANCIAL RATIOS:
    Return on average assets      1.49%      1.67%       1.76%        1.62%       1.47%        1.48%
    Return on average
       shareholders' equity      14.39%     15.27%      17.19%       17.00%      15.75%       15.91%
    Net yield on earning
       assets                     5.24%      6.06%       6.25%        6.49%       6.04%        6.22%
    Cost Control ratio           56.95%     55.07%      52.72%       55.06%      58.52%       57.97%
    Average shareholders'
       equity to average assets  10.37%     10.94%      10.23%        9.55%       9.33%        9.31%
CAPITAL RATIOS:
    Risk-based capital:
    Tier I                       12.81%     12.31%      11.81%       12.78%      12.36%       12.57%
    Total                        14.07%     13.57%      13.07%       14.04%      13.62%       13.83%
    Leverage ratio               10.50%     10.62%      10.38%       10.11%       9.54%        9.55%
CREDIT QUALITY:
    Net charge-offs to
       average loans              0.14%      0.02%       0.05%       -0.04%       0.04%        0.09%
    Allowance for possible
       loan losses to period
       end loans                  2.15%      2.17%       2.25%        2.29%       2.19%        2.12%


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Year Ended December 31, 2003 versus December 31, 2002

     The business operations of the Company continue to be conducted through its wholly-owned subsidiary, Sonoma Valley Bank ("Bank"), which began commercial lending operations on June 3, 1988. Accordingly, the following discussion and analysis of the financial condition and the results of operations should be read in conjunction with the financial statements and notes included elsewhere in this annual report. Per share amounts for prior years have been adjusted for the Bank's prior 2 for 1 stock split declared March 18, 1998, 10% stock dividends declared June 18, 1997 and May 22, 1996 and 5% stock dividends declared in June 2003, June 2002, July 2001, August 2000, July 1999, January and August, 1995, July 1994, June 1993 and May, 1992. The continual growth and success of the company is dependent upon a stable economy, an increasing deposit base in the valley and economically viable technology to enhance customer service. Expansion of services in the valley such as the opening of a new branch, the placement of remote ATM in the local hospital, and the deployment of wire transfer services through an international network are some of the strategies for our continual successful performance. We continue to believe that community banking, through providing useful services in niche markets will prosper in spite of the consolidation taking place in the industry.

Critical Accounting Policies

     The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's most significant accounting policies is contained in Note A to the consolidated financial statements. The Company considers its most critical accounting policies to consist of the allowance for loan and lease losses and the estimation of fair value, which are separately discussed below.

     Allowance for Loan and Lease Losses. The allowance for loan and lease losses represents management's best estimate of inherent losses in the existing loan portfolio. The allowance for loan and lease losses is increased by the provision for losses on loans and leases charged to expense and reduced by loans and leases charged off, net of recoveries. The provision for loan and lease losses is determined based on management assessment of several factors: reviews and evaluations of specific loans and leases, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan and lease loss experience, the level of classified and nonperforming loans and the results of regulatory examinations.

     The Company's Audit Committee engage experienced independent loan portfolio review professionals many of which are former bank examiners. The Audit Committee determines the scope of such reviews and will provide the report of findings to the Board's Loan Committee after they have accepted it. These reviews are supplemented with periodic reviews by the Company's credit review function, as well as periodic examination of both selected credits and the credit review process by the applicable regulatory agencies. The information from these reviews assists management in the timely identification of problems and potential problems and provides a basis for deciding whether the credit represents a probable loss or risk that should be recognized.

     Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the conditions of the various markets in which collateral may be sold may all affect the required level of the allowance for loan and lease losses and the associated provision for loan and lease losses.

     Estimation of Fair Value. Accounting principles generally accepted in the United States require that certain assets and liabilities be carried on the Consolidated Balance Sheet at fair value or at the lower of cost or fair value. Furthermore, the fair value of financial instruments is required to be disclosed as a part of the notes to the consolidated financial statements for other assets and liabilities. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, the shape of yield curves and the credit worthiness of counterparties.

     Fair values for the majority of the Company's available for sale investment securities are based on quoted market prices. In instances where quoted market prices are not available, fair values are based on the quoted prices of similar instruments with adjustment for relevant distinctions. For trading account assets, fair value is estimated giving consideration to the contractual interest rates, weighted average maturities and anticipated prepayment speeds of the underlying instruments and market interest rates.

Overview

     Net income for 2003 was $2,911,007 compared with earnings of $2,744,333 in 2002. Basic earnings per share for 2003 was $2.00 compared with $1.87 in 2002. Return on average shareholders' equity declined to 14.39% in 2003 compared to 15.27% in 2002. Return on average total assets for 2003, 2002 and 2001 were 1.49%, 1.67% and 1.76%, respectively.

     While the bank continues to enjoy increased earnings over the last three years, the banks growth in assets has exceeded the earnings growth. Earning growth has been impacted by the decline in net interest margins, which is a combination of increased rate competition for loans and the lower market rates for investment securities. Retaining all of the banks earnings in its capital accounts has resulted in the decline in the return on equity, as the capital accounts increase at a faster growth rate than the increase in net income. The capital planning strategy going forward will deploy both a repurchase of share strategy with a cash dividend policy intended to better manage an adequate capital level.

     At December 31, 2003, total assets were $205.1 million, a 12.3% increase over the $182.6 million at December 31, 2002. The Company showed loans of $122.5 million in 2003, compared with $128.1 million at year-end 2002, a decline of 4.4%. Deposits increased, growing 12.6%, from $160.0 million at year-end 2002 to $180.1 million at year-end 2003. The loan-to-deposit ratio declined to 68.0% in 2003 from 80.0% in 2002. The decline in loans and the loan-to-deposit ratio is reflective of management's attention to the risk associated with making long term fixed rate loans at low interest rates and increased attention to loan quality due to concern about the economy.

     The company has acquired additional software to accommodate maintaining a portfolio of adjustable rate residential loans, which was not an option previously. Additionally, the bank has enhanced its ability to engage in mortgage origination for the secondary market, and will be using the increased liquidity for warehousing product available for sale. This activity is expected to enhance earnings for the company.

Net Interest Income

     Net interest income is the difference between total interest income and total interest expense. Net interest income, adjusted to a fully taxable equivalent basis, increased $250,000 to $9.3 million, up 2.8% from 2002 net interest income of $9.0 million. Net interest income on a fully taxable equivalent basis, as shown on the table - Average Balances, Yields and Rates Paid (page 19), is higher than net interest income on the statements of operations because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($343,000 in 2003 and $366,000 in 2002, based on a 34% federal income tax rate).

     The increase in net interest income (stated on a fully taxable equivalent basis) was the net effect of a small increase of $13,000 in interest income and a $237,000 decrease in interest expense, which is a result of deposit rates declining faster than loan rates. Declining rates influenced net interest income in spite of the growth in earning assets. The decline in interest expense is expected to plateau as the effective interest cost for the bank is not expected to decline further. This combination of increased rate competition for loans and investments with an inability to lower interest costs will likely result in a flat earnings environment.

     Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin declined 82 basis points to 5.24% in 2003 from 6.06% in 2002.

Interest Income

     As previously stated, interest income (stated on a fully taxable equivalent basis) increased by $13,000 to $11.0 million in 2003, a .12% increase over the $10.9 million realized in 2002.

     The $13,000 increase was the net effect of an 11.0% increase in average earning assets to $176.6 million offset by a 117 basis point decline in average yield for the year.

                             SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
                                  Rate/Volume

ASSETS                         Average   Income/  Yield/  Average   Income/   Yield/    Average  Income/      Yield
                               Balance   Expense  Rate    Balance   Expense   Rate      Rate     Expense      Rate
-------------------------      -------   -------  ------  --------  -------   ------    -------  -------      -----
Interest-earning assets:
  Loans(2):
   Commercial                  $85,965    $6,493   7.55%  $75,696   $ 5,978     7.90%     61,888     $5,582     9.02%
   Consumer                     11,632       889   7.64%   13,186     1,098     8.33%     14,583      1,370     9.39%
   Real estate construction     18,781     1,530   8.15%   19,040     1,689     8.87%     12,393      1,279    10.32%
   Real estate mortgage          3,820       333   8.72%    5,732       481     8.39%      8,983        823     9.16%
   Tax exempt loans (1)          3,147       263   8.36%    3,367       285     8.46%      2,566        220     8.57%
   Leases                           67        22  32.84%      164        27    16.46%        409         42    10.27%
   Tax exempt leases (1)            47        10  21.28%      106        15    14.15%        165         15     9.09%
   Unearned loan fees            (416)                       (424)                          (382)
                                 -----                       -----                          -----
          Total loans          123,043     9,540   7.75%  116,867     9,573     8.19%    100,605      9,331     9.27%
  Investment securities
    Available for sale:
          Taxable               11,093       352   3.17%    6,029       365     6.05%     16,420      1,001     6.10%
          Tax exempt(1)              0         0   0.00%        0         0     0.00%          0          0     0.00%
    Hold to maturity:
          Taxable                  392        13   3.32%      201        13     6.47%        203         13     6.40%
          Tax exempt (1)        11,270       736   6.53%   10,904       777     7.13%     11,779        837     7.11%
                                ------     -----           ------     -----               ------      -----
          Total investment      22,755     1,101   4.84%   17,134     1,155     6.74%     28,402      1,851     6.51%
  securities
  Federal funds sold            30,318       318   1.05%   14,053       216     1.54%      8,219        286     3.48%
  FHLB Stock                       288        13   4.51%      275        15     5.45%        261         15     5.75%
  Total due from
  banks/Interest bearing           202         1   0.50%       73         1     1.37%         11          0     2.73%
                               -------    ------          -------    ------              -------     ------
   Total interest earning      176,606    10,973   6.21%  148,402    10,960     7.39%    137,498     11,483     8.35%
       assets                  =======    ======          =======    ======              =======     ======

  Noninterest-bearing
  assets:
    Reserve for loan losses    (2,772)                    (2,547)                        (2,263)
    Cash and due from banks      9,090                      7,600                          6,620
    Premises and equipment       1,120                        705                            620
    Other assets                11,133                     10,040                          5,332
                              --------                   --------                       --------
           Total assets       $195,177                   $164,200                       $147,807
                              ========                   ========                       ========
  LIABILITIES AND
  SHAREHOLDERS' EQUITY
  Interest bearing liabilities:
    Interest bearing deposits
          Interest bearing      29,819       $51   0.17%  $23,794      $ 84     0.35%    $21,940      $ 149     0.68%
  transaction
          Savings deposits      59,266       466   0.79%   48,052       656     1.37%     42,074        997     2.37%
          Time deposits         19,794       477   2.41%   18,362       547     2.98%     16,739        845     5.05%
  over $100,000
          Other time deposits   25,209       730   2.90%   20,155       674     3.34%     18,913        885     4.68%
          deposits              ------       ---           ------       ---               ------        ---
          Total interest bearing
          Deposits             134,088     1,724   1.28%  110,363     1,961     1.78%     99,666      2,876     2.89%
    Federal Funds purchased          0         0   0.00%        0         0     0.00%          0          0        0%
    Other short term                 3         0   0.00%        0         0     0.00%        174          7     4.02%
          borrowings           -------     -----          -------     -----               ------      -----
          Total interest bearing
             liabilities       134,091     1,724   1.28%  110,363   $ 1,961     1.78%     99,840    $ 2,883     2.89%
                                           =====                    =======                         =======
    Non interest bearing
  liabilities:
    Non interest bearing        37,531                     32,865                         29,868
  demand deposits
    Other liabilities            3,323                      3,008                          2,978
    Shareholders' equity        20,232                     17,964                         15,121
                               -------                    -------                         ------
        Total liabilities and
        shareholders' equity   195,177                   $164,200                       $147,807
                               =======                   ========                       ========
  shareholders' equity
  Interest rate spread                             4.93%                        5.61%                           5.46%
  Interest income                        $10,973   6.21%            $10,960     7.39%               $11,483     8.35%
  Interest expense                         1,724   0.98%              1,961     1.32%                 2,883     2.10%
                                         -------                    -------                         -------
  Net interest income/margin              $9,249   5.24%             $8,999     6.06%                $8,600     6.25%
                                         =======                    =======                         =======

  (1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2003, 2002 and 2001.
  (2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $405,000, $343,000 and $334,000 for the twelve months ended December 31, 2003, 2002 and 2001, respectively, were amortized to the appropriate interest income categories.

                              SONOMA VALLEY BANCORP

                              Rate/Volume Analysis


                                            2003 over  2002                             2002 over  2001
                                            ---------------                             ---------------
                              Volume       Rate     Vol/Rate     Total      Volume     Rate     Vol/Rate      Total
ASSETS
Interest-earning assets:
Loans:
  Commercial                     811      (261)       (35)         515       1,245      (694)      (155)         396
  Consumer                     (129)       (90)         11       (209)       (131)      (156)         15       (272)
  Real estate                   (23)      (138)          2       (159)         686      (180)       (96)         410
construction
  Real estate mortgage         (160)         19        (6)       (148)       (298)       (69)         25       (342)
  Tax exempt loans              (19)        (4)          0        (22)          69        (3)        (1)          65
  Leases                        (16)         27       (16)         (5)        (25)         25       (15)        (15)
  Tax exempt leases              (8)          8        (4)         (5)         (5)          8        (3)           0
  Unearned fee income              0          0          0           0           0          0          0           0
                                ----      -----       ----        ----       -----    -------      -----        ----
      Total loans                456      (439)       (48)        (33)       1,541    (1,069)      (230)         242

Investment securities:
  Available for sale:
    Taxable                      307      (174)      (146)        (13)       (633)        (7)          4       (636)
    Tax-exempt                     0          0          0           0           0          0          0           0
  Held to maturity:
    Taxable                       12        (6)        (6)           0           0          0          0           0

    Tax-exempt                    26       (65)        (2)        (41)        (62)          2          0        (60)
                                ----      -----       ----        ----       -----    -------      -----        ----
      Total investment
         securities              345      (245)      (154)        (54)       (695)        (5)          4       (696)
Federal funds sold               250       (69)       (79)         102         203      (160)      (113)        (70)
FHLB Stock                         1        (3)        (0)         (2)           1        (1)          0           0
Due from banks-int bearing         2        (1)        (1)           0           2          0        (1)           1
                                ----      -----       ----        ----       -----    -------      -----        ----
      Total interest-earning
        assets                 1,054      (757)      (282)         13        1,052    (1,235)      (340)       (523)
                               =====      =====      =====        ====       =====    =======      =====       =====
LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits:
  Savings deposits                21       (44)       (11)        (34)          13       (72)        (6)        (65)
  Interest-bearing demand
    deposits                     153      (277)       (65)       (189)         142      (423)       (60)       (341)
  Time less than $100,000         43      (105)        (8)        (70)        (26)      (321)          9       (338)
  Time $100,000 and over         169       (90)       (23)          56         172      (285)       (58)       (171)
                                ----      -----       ----        ----       -----    -------      -----        ----
   Total interest-bearing
     deposits                    386      (516)      (107)       (237)         301    (1,101)      (115)       (915)
Federal funds purchased            0          0          0           0           0          0          0           0
Other borrowings                   0          0          0           0         (7)        (7)          7         (7)
                                ----      -----       ----        ----       -----    -------      -----        ----
   Total interest-bearing
      liabilities                386      (516)      (107)       (237)         294    (1,108)      (108)         922
  Interest differential          668      (241)      (175)        250          758      (127)      (232)         399
                               =====      =====      =====        ====       =====    =======      =====       =====

Volume/Rate variances were allocated in the following manner:
  a.  Changes affected by volume (change in volume times old rate)
  b.  Changes affected by rates (change in rates times old volume)
  c. Changes affected by rate/volume (change in volume times change in rates) The total for each category was arrived at by totaling the individual items in their respective categories.

Interest Expense

     Total interest expense declined by $237,000 to $1.7 million. The average rate paid on all interest-bearing liabilities was 1.28%, compared to 1.78% in 2002. Average balances increased from $110.4 million to $134.1 million, a 21.5% gain.

     The gain in volume of average balances was responsible for a $279,000 increase in interest expense offset by a $516,000 decrease related to lower interest rates paid for a net decrease of $237,000. The lower rates paid on interest-bearing liabilities is a result of a declining interest rate environment.

     Individual components of interest income and interest expense are provided in the table - Average Balances, Yields and Rates Paid on page 19.

Provision for Loan Losses

     The provision for loan losses charged to operations is based on the Bank's monthly evaluations of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding. The provisions to the allowance for loan losses amounted to $20,000 in 2003 and $393,000 in 2002. The decrease in the provision is the result management's evaluation and assessment of the loan portfolio and decline in the loan growth.

     Loans charged-off, net of recoveries, resulted in losses totaling $167,000 in 2003 and $27,000 in 2002. The increase in charge offs reflects loan problems related to the economic downturn. Refer to page 45, Note D for an analysis of the changes in the allowance for loan and lease losses.

Non-interest Income

     Non-interest income of $1.7 million increased 4.5% in comparison with the $1.6 million recorded in 2002. The increase was primarily due to a $70,000 increase in service charges on deposit accounts.

Non-interest Expense

     Total non-interest expense increased 6.5% to $6.2 million in 2003 from $5.9 million in 2002. Non-interest expense represented 3.2% of average total assets in 2003 and 3.6% in 2001. The expense/asset ratio is a standard industry measurement of a bank's ability to control its overhead or non-interest costs. During 2004, the Company will continue to emphasize cost controls. Certain costs are not controllable by management. Refer to Note I, page 49, for a detailed description of Non-Interest Income and Other Non-Interest Expense.

Salaries and Benefits

     Salaries and benefits increased 1.5% from $3.4 million in 2002 to $3.5 million in 2003. The 2003 increase reflects normal merit increases and employee incentives paid as a result of the Company's earnings in 2003. Additionally, there continues to be significant increases in workers compensation and employee medical benefits. At December 31, 2003 and 2002 total full-time equivalent employees were 49 and 44 respectively. Year-end assets per employee were $4.2 million in 2003 and 2002 compared to $3.3 million in 2001.

Premises and Equipment

     Expenses related to premises and equipment increased by 24.4% to $769,000 in 2003 from $618,000 in 2002. Building lease expense on three locations and storage units increased to $289,000 in 2003 from $278,000 in 2002. Lease income for 2003 totaled $17,000 compared to lease income of $17,000 in 2002. The increase in premises and equipment expense is the result renovation and remodeling of the Operations Center and Sonoma Main Office facility.

Other Non-interest Expense

     Other non-interest expense increased by 9.9% to $2.0 million in 2003 from $1.8 million in 2002. The increase was the result of a 22.2% increase in professional fees. Professional fees is the largest category of other non-interest expense, primarily comprised of accounting, legal and other professional fees. These services increased by $210,000 to $1,153,000 in 2003 from $944,000 in 2002. This increase is the result of the additional regulatory requirements as a result of Sarbanes-Oxley and the U.S. Patriot Act. Increases in other categories reflect the increased growth and volume of business in general.

Provision for Income Taxes

     The provision for income taxes increased to an effective tax rate of 33.2% in 2003 compared with 31.7% in 2002.

Balance Sheet Analysis

Investment Securities

     Securities are classified as held to maturity if the Company has both the intent and the ability to hold these securities to maturity. As of December 31, 2003, the Company had securities totaling $16.6 million with a market value of $17.0 million categorized as held to maturity. Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.

     Securities are classified as available for sale if the Company intends to hold these debt securities for an indefinite period of time, but not necessarily to maturity. Investment securities which are categorized as available for sale are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity. Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy. Securities held in the available for sale category are recorded at market value, which is $20.1 million compared to an amortized cost of $20.1 million as of December 31, 2003.

     At year end 2003 the overall portfolio had a market value of $37.2 million compared with an amortized cost of $36.6 million. Investment securities increased 166.8% to $36.7 million from $13.7 million in 2002. The Company purchases securities rated A or higher by Standard and Poor's and/or Moody's Investors Service. At year end the Company had two securities totaling $656,000 with ratings below A, both mature in 2004. Tax-exempt bonds are occasionally purchased without an A rating. In the opinion of management, there was no investment in securities at December 31, 2003 that would constitute a material credit risk to the Company.

     The table below shows the components of the investment portfolio and average yields. For further information concerning the Company's total securities portfolio, including market values and unrealized gains and losses, refer to Note C of the Notes to Consolidated Financial Statements on pages 42 and 43.


                                   Twelve months ended 12/31/03  Twelve months ended 12/31/02
                                        Average     Average          Average     Average
                                        Balance     Yield            Balance     Yield
                                        -------     -------          -------     -------

U.S. Treasury securities                $ 780        1.8%          $ 2,529        6.0%
U.S. federal agency issues              9,263        2.9%            1,596        6.1%
State, county and municipal issues     11,662        6.4%           11,105        7.1%
Corporate securities                    1,050        6.4%            1,904        6.1%
                                     --------                     --------
Total investment securities          $ 22,755        4.8%         $ 17,134        6.7%
                                     ========                     ========

Loans

     A comparative schedule of average loan balances is presented in the table on page 19; year-end balances are presented in Note D to the Consolidated Financial Statements pages 44 and 45.

     Loan balances, net of deferred loan fees at December 31, 2003, were $122.5 million, a decrease of 4.4% over 2002. Commercial loans, comprising 75.0% of the portfolio, increased $2.7 million, or 3.0% over 2002. This increase represents the only category of loans showing growth in 2003. Included in commercial loans are loans made for commercial purposes and secured by real estate.

     Real Estate Construction loans declined $2.8 million, or 14.7% over 2002 balances. Consumer loans, including home equity loans, decreased $1.6 million or 12.1% over 2002 balances while real estate mortgage loans declined $3.7 million or 62.3%. In 1997 the Company began offering leasing opportunities to small businesses. Lease financing receivables for year end 2003 decreased $94,000 or 54.0%.

Risk Elements

     The majority of the Company's loan activity is with customers located within Sonoma County. Approximately 84% of the total loan portfolio is secured by real estate located in the Company's service area (see Note P, on page 57 of the Consolidated Financial Statements, Concentration of Credit Risk).

     Significant concentrations of credit risk may exist if a number of loan customers are engaged in similar activities and have similar economic characteristics. The Company believes that it has policies in place to identify problem loans and to monitor concentration of credits of loan customers engaged in similar activities.

Commitments and Letters of Credit

     Loan commitments are written agreements to lend to customers at agreed upon terms provided there are no violations of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Loan commitments may have variable interest rates and terms that reflect current market conditions at the date of commitment. Because many of the commitments are expected to expire without being drawn upon, the amount of total commitments does not necessarily represent the Company's anticipated future funding requirements. Unfunded loan commitments were $35.3 million at December 31, 2003 and $30.4 million at December 31, 2002.

     Standby letters of credit commit the Company to make payments on behalf of customers when certain specified events occur. Standby letters of credit are primarily issued to support customers' financing requirements of twelve months or less and must meet the Company's normal policies and collateral requirements. Standby letters of credit outstanding were $725,000 at December 31, 2003 and $589,000 at December 31, 2002.

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

     The Company had $1.2 million in non-accrual status at December 31, 2003 and $897,000 at December 31, 2002. There were $1.2 million in loans 90 days or more past due at December 31, 2003 and $796,000 in loans 90 days or more past due at December 31, 2002.

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

     Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated. However, as of December 31, 2003, the Company believes its overall allowance for loan losses is adequate based on its analysis of conditions at that time.

     At December 31, 2003, the allowance for loan losses was $2.6 million, or 2.2% of year end loans, compared with $2.8 million or 2.2% of year end loans at December 31, 2002. Net charge-offs to average loans increased when compared with the prior year. The Company recorded net losses of $167,000 or .14% of average loans in 2003 compared to $27,000 or .02% of average loans in 2002. The continued low level of charge-offs in 2003 reflects the Company's attention and effort in managing and collecting past due loans by encouraging the customer to bring them to a current status or to pay them off.

Deposits

     A comparative schedule of average deposit balances is presented in the table on page 19; year-end deposit balances are presented in the table below.

     Total deposits increased $20.1 million (12.6%) in 2003, to $180.1 million. Demand deposits declined $813,000, or 2.1% in 2003. Savings deposits increased by $11.9 million, or 22.9% and interest bearing checking increased $7.8 million or 31.8% during 2003. Other time deposits of less than $100,000 decreased $325,000, or 1.6% and time deposits over $100,000 increased $1.5 million, for an increase of 6.2% over 2002 balances.

     The composition of deposits for the years ending December 31, 2003 and 2002 are as follows:

                                        December 31,  Percentage  December 31,  Percentage
                                           2003        of Total      2002        of Total
                                        ------------  ----------  ------------  ----------

Interest bearing transaction deposits    $32,467,678      18.0%   $24,627,589      15.4%
Savings deposits                          63,680,697      35.4%    51,802,714      32.4%
Time deposits, $100,000 and over          26,565,347      14.7%    25,018,603      15.6%
Other time deposits                       19,453,317      10.8%    19,778,540      12.4%
                                        ------------             ------------     ------
Total interest bearing deposits          142,167,039      78.9%   121,227,446      75.8%
Noninterest-bearing deposits              37,947,577      21.1%    38,760,806      24.2%
                                        ------------             ------------     ------
Total deposits                          $180,114,616     100.0%  $159,988,252     100.0%
                                        ============             ============     ======

Capital

     The Bank is subject to FDIC regulations governing capital adequacy. The FDIC has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. Under the current guidelines, as of December 31, 2003, the Bank was required to have minimum Tier I and total risk-based capital ratios of 4% and 8% respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios should be 6% and 10% respectively.

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

     Based on the FDIC's guidelines, the Bank's total risk-based capital ratio at December 31, 2003 was 13.44% and its Tier 1 risk-based capital ratio was 12.18%. The Bank's leverage ratio was 10.00%. All the ratios exceed the minimum guidelines of 8.00%, 4.00% and 4.00%, respectively. The ratios for the Holding Company at December 31, 2002, were 13.57%, 12.31% and 10.62%, respectively. The capital ratios for the Holding Company at December 31, 2003, were 14.07%, 12.81% and 10.49%, respectively.

     In February 2001, the Company approved a program to repurchase Sonoma Valley Bancorp stock up to $1 million and in August 2002 the Company approved the repurchase of an additional $1 million Sonoma Valley Bancorp stock. As of December 31, 2003, $1,448,737 was repurchased and retired, net of options which were exercised and then subsequently repurchased and retired. The Company is continuing to repurchase Sonoma Valley Bancorp stock up to the authorized amount.

     Management believes that the Bank's current capital position, which exceeds guidelines established by industry regulators, is adequate to support its business.

Off Balance Sheet Commitments

     The Company's off balance sheet commitments consist of commitments to extend credit and standby letters of credit. These commitments are extended to customers in the normal course of business and are described in Note O to the Consolidated Financial Statements on page 55. The Company also has contractual obligations consisting of operating leases for various facilities and payments to participants under the Company's supplemental executive retirement plan and deferred compensation plan, which are described in Note H.

     The following table summarizes the Company's contractual obligations as of December 31, 2003.


                                                        Payments due by period
                                                 Less than 1                           More than 5
Contractual Obligations               Total         year       1-3 years   3-5 Years      years
----------------------------------------------------------------------------------------------------
Operating Lease Obligations         1,623,625      302,802      582,837     594,949      143,037

Executive Officer Supplemental
Retirement                          1,733,623       5,000       29,502      186,543     1,512,578

Deferred Compensation                 989,788      12,819       16,844      106,504       853,621


Liquidity Management

     The Company's liquidity is determined by the level of assets (such as cash, federal funds sold and available-for-sale securities) that are readily convertible to cash to meet customer withdrawal and borrowing needs. Deposit growth also contributes to the Company's liquidity needs. The Company's liquidity position is reviewed by management on a regular basis to verify that it is adequate to meet projected loan funding and potential withdrawal of deposits. The Company has a comprehensive Asset and Liability Policy which it uses to monitor and determine adequate levels of liquidity. At year end 2003, the Company's liquidity ratio (adjusted liquid assets to deposits and short term liabilities) was 29.03% compared to 20.39% and 21.08% at year end 2002 and 2001, respectively. Management expects that liquidity will remain adequate throughout 2004, as loans are not expected to grow significantly more than deposits, and excess funds will continue to be invested in quality liquid assets.

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

     Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e. depositis/borrowings) positions as the beginning base. The forecast balance sheet is processed against four interest rate scenarios. The scenarios include a 100 and 200 basis point rising rate forecasts, a flat rate forecast and a 100 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon. The Company's 2004 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from year-end 2002 balances. The following table summarizes the effect on net interest income (NII) of a +/-100 and +200 basis point change in interest rates as measured against a constant rate (no change) scenario.

Interest Rate Risk Simulation of Net Interest Income as of December 31, 2003 (In thousands)

Variation from a constant rate scenario            Change in NII
               +200bp                               $948
               +100bp                               $434
               -100bp                              ($328)

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

     The Company controls its long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than its long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of December 31, 2003 for the Company's interest-bearing assets and interest-bearing liabilities, and the Company's interest rate sensitivity gap as a percentage of total interest-earning assets. The table shows $72.5 million in fixed rate loans over 5 years. Many variable rate credit lines reached floors in 2003, and were reclassified to the fixed rate category. As soon as interest rates increase, the loans will no longer be at floors and will be reclassified back to the floating rate category.

(dollars in thousands)


    December 31, 2003           3 months 12 months 3 years  5 years  15 years   >15 years  Totals
-------------------------------------------------------------------------------------------------

    ASSETS:

      Fixed rate investments       $300   $3,977  $11,268   $4,858   $15,298     $977  $36,678

      Variable rate investments                                                   295      295

      Fixed rate loans           11,452   12,844   11,686   30,199  39,608      2,696  108,485

      Variable rate loans        13,191        0        0        0       0          0   13,191

      Interest-bearing balances      35                                                     35

      Fed funds sold             25,220                                                 25,220
                                 ------                                                 ------

       Interest bearing assets   50,198   16,821   22,954   35,057  54,906      3,968  183,904
                                 ======   ======   ======   ======  ======      =====  =======

    LIABILITIES:

      Interest bearing           32,468                                                 32,468
    transaction deposits

      Savings deposits           63,681                                                 63,681

      Time deposits

         Fixed rate >100m         5,933   13,199    5,251    2,254                      26,637

         Fixed rate <100m         5,437    8,743    4,114    1,043                      19,337

         Floating rate >100m                                                                 0

         Floating rate <100m         44                                                     44

      Borrowings                      0                                                      0
                                  -----                                                 ------

       Interest Bearing         $107,563 $21,942  $9,365    $3,297     $ 0         $0 $142,167
        Liabilities             ======== =======  ======    ======     ===      ===== ========

    Rate Sensitivity Gap        (57,365) (5,121)   13,589   31,760  54,906      3,968

    Cumulative Rate             (57,365)(62,486) (48,897) (17,137)  37,769     41,737
    Sensitivity Gap

    Cumulative Position to      (27.97%)(30.47%) (23.84%)  (8.36%)  18.41%     20.34%
    Total Assets


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

Management's Discussion and Analysis
The Year Ended December 31, 2002 versus December 31, 2001

Summary

     Net income for 2002 was $2.7 million compared with $2.6 million in 2001. Basic earnings per share for 2002 were $1.87 compared with $1.77 in 2001. Return on average assets was 1.67% in 2002 compared with 1.76% the previous year, while return on average equity was 15.27% in 2002 and 17.19% for the previous year.

     Total assets reached $182.6 million in 2002, an 16.0% increase over the $157.4 million at December 31, 2001. Loans increased 19.2% to $128.1 million, compared with $107.4 million at year-end 2001. Deposits also increased, growing 16.2% from $137.7 million at year-end 2001 to $160.0 million at year-end 2002. The loan-to-deposit ratio increased from 78.1% to 80.0%.

Net Interest Income

     Net interest income on a fully tax equivalent basis increased by $399,000 to $9.0 million in 2002, up 4.6% from 2001 net interest income of $8.6 million. The net interest margin for 2002 decreased to 6.06% from 6.25% for the previous year. Individual components of interest income and interest expense are provided in the table - Average Balances, Yields and Rates Paid on page 19.

Interest Income

     Interest income decreased by $523,000 to $11.0 million for a 4.6% decline over the $11.5 million realized in 2001. The volume of earning assets increased by 7.9% to $148.4 million from $137.5 million in 2001, while the yield on average earning assets declined 97 basis points.

Interest Expense

     Interest expense decreased by $922,000 to $2.0 million in 2002 from $2.9 million in 2001. The average rate paid on all interest-bearing liabilities decreased from 2.89% in 2001 to 1.78% in 2002 while average balances increased from $99.8 million to $110.4 million, a 10.5% gain over 2001. The gain in volume of average balances was responsible for a $186,000 increase in interest expense and higher interest rates paid resulted in a decrease of $1,108,000 for a total decrease of $922,000. The higher rates paid on interest bearing liabilities is the result of a raising rate environment.

Provision for Loan Losses

     The provision for loan losses was $393,000 in 2002 and $342,000 in 2001. The increase in the provision is primarily the result of loan growth and management's evaluation and assessment of the loan portfolio. Loans charged off, net of recoveries, resulted in losses totaling $27,000 in 2002 and losses of $47,000 in 2001. The increase in charge-offs reflects current economic conditions.

Non-interest Income

     Non-interest income increased by 25.4% to $1.6 million from $1.3 million the previous year. The increase was due to increases in all categories of non interest income with a 189.0% increase in other non interest income, a 3.7% increase in service charge on deposit accounts and a 24.3% increase in other fee income.

Non-interest Expense

     Non-interest expenses increased 12.2% to $5.9 million in 2002 from $5.2 million in 2001. Non-interest expense represented 3.6% of average total assets at December 31, 2002 and 3.5% at December 31, 2001.

     Salaries and benefits increased by 9.3% from $3.1 million in 2001 to $3.4 million in 2002. The 2002 increase reflects normal merit increases, incentives and other increases in employee benefits. At December 31, 2002, total full-time equivalent employees were 44 compared to 47 at December 31, 2001. Year end assets per employee were $4.2 million in 2002 compared to $3.3 million in 2001.

     Expenses related to premises and equipment increased by 5.5% to $618,000 in 2002, from $586,000 in 2001. Building lease expense on three locations and storage units increased to $278,000 in 2002 from $268,000 in 2001.

     Other non-interest expenses increased by 21.0% to $1.8 million in 2002 from $1.5 million in 2001. The increase was primarily the result of a 66.2% increase in professional fees. Professional fees is the largest category of other non-interest expense, primarily comprised of accounting, legal and other professional fees. These services increased by $190,000 to $478,000 in 2002 from $288,000 in 2001. Advertising and business development show an increase of 90.2% or $95,000 to $200,848 in 2002 from $105,614 in 2001. Advertising/business development includes advertising, customer relations, shareholder relations, public relations, donations and civic dues and is a result of the bank's community involvement. Increases in other categories reflect the increased growth and volume of business in general.

Provision for Income Taxes

     The provision for income taxes decreased to an effective tax rate of 31.72% in 2002 compared with 34.66% in 2001.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information regarding Quantitative and Qualitative Disclosures about Market Risk appears on page 26 through 28 under the caption "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Market Risk Management" and is incorporated herein by reference.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Richardson & Company                                 550 Howe Avenue, Suite 210
                                                   Sacramento, California 95825

                                                      Telephone: (916) 564-8727
                                                            FAX: (916) 564-8728





                         REPORT OF RICHARDSON & COMPANY
                              INDEPENDENT AUDITORS


Board of Directors and Shareholders
Sonoma Valley Bancorp and Subsidiary
Sonoma, California


We have audited the accompanying consolidated balance sheets of Sonoma Valley Bancorp and Subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in the shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonoma Valley Bancorp and Subsidiary as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.




January 29, 2004                                  /s/  Richardson & Company

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2003 and 2002


ASSETS                                                                              2003             2002
                                                                                 -----------     -----------
    Cash and due from banks                                                      $ 9,803,272     $ 8,387,953
    Federal funds sold                                                            25,220,000      23,095,000
    Interest-bearing due from banks                                                  330,930          34,646
                                                                                 -----------     -----------
                                             Total cash and cash equivalents      35,354,202      31,517,599
    Investment securities available-for-sale, at fair value                       20,119,777       3,823,259
    Investment securities held-to-maturity (fair value
        of $17,042,186 and $10,440,453, respectively)                             16,558,153       9,923,737
    Loans and lease financing receivables, net                                   119,833,989     125,269,181
    Premises and equipment, net                                                    1,313,995         875,697
    Accrued interest receivable                                                      906,958         799,282
    Cash surrender value of life insurance                                         7,730,600       7,387,712
    Other assets                                                                   3,288,463       3,006,260
                                                                               -------------   -------------

                                                                Total assets    $205,106,137    $182,602,727
                                                                                ============    ============
LIABILITIES
    Noninterest-bearing demand deposits                                         $ 37,947,577    $ 38,760,806
    Interest-bearing transaction deposits                                         32,467,678      24,627,589
    Savings and money market deposits                                             63,680,697      51,802,714
    Time deposits, $100,000 and over                                              26,565,347      25,018,603
    Other time deposits                                                           19,453,317      19,778,540
                                                                                ------------    ------------
                                                              Total deposits     180,114,616     159,988,252
    Accrued interest payable
        and other liabilities                                                      3,520,242       3,374,165
                                                                                ------------    ------------
                                                           Total liabilities     183,634,858     163,362,417
    Commitments and contingencies ( see accompanying notes )

SHAREHOLDERS' EQUITY
    Common stock, no par value; 10,000,000 shares
        authorized; 1,457,594 shares in 2003 and 1,401,146 in
        2002 issued and outstanding                                               15,061,636      12,936,225
    Retained earnings                                                              6,386,083       6,215,790
    Accumulated other comprehensive income                                            23,560          88,295
                                                                                ------------    ------------

                                                  Total shareholders' equity      21,471,279      19,240,310
                                                                                ------------    ------------
                                  Total liabilities and shareholders' equity    $205,106,137    $182,602,727
                                                                                ============    ============

The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended December 31, 2003, 2002 and 2001

                                                              2003             2002               2001
                                                         ---------------- ---------------  ----------------
INTEREST INCOME
    Loans and leases                                           $ 9,446,841     $ 9,470,998      $ 9,251,314
    Taxable securities                                             365,459         378,511        1,013,330
    Tax-exempt securities                                          485,460         512,708          552,110
    Federal funds sold and other                                   318,798         216,362          286,083
    Dividends                                                       13,269          15,227           15,812
                                                               -----------     -----------      -----------
                                    Total interest income       10,629,827      10,593,806       11,118,649

INTEREST EXPENSE
    Interest-bearing transaction deposits                           50,454          84,241          149,078
    Savings and money market deposits                              466,081         655,841          996,864
    Time deposits, $100,000 and over                               729,758         674,089          844,351
    Other time deposits                                            477,061         546,543          885,322
    Other
                                                                        31                            7,221
                                                                ----------     -----------      -----------
                                   Total interest expense        1,723,385       1,960,714        2,882,836
                                                                ----------      ----------      -----------
           NET INTEREST INCOME                                   8,906,442       8,633,092        8,235,813
    Provision for loan and lease losses                             20,000         393,000          342,000
                                                                ----------      ----------      -----------
                                NET INTEREST INCOME AFTER
                                   PROVISION FOR LOAN AND
                                             LEASE LOSSES        8,886,442       8,240,092        7,893,813
NON-INTEREST INCOME                                              1,715,123       1,641,191        1,309,315
NON-INTEREST EXPENSE
  Salaries and employee benefits                                 3,489,007       3,437,390        3,143,911
  Premises and equipment                                           768,789         618,029          585,748
  Other                                                          1,986,365       1,806,954        1,494,285
                                                                ----------      ----------      -----------
                               Total non-interest expense        6,244,161       5,862,373        5,223,944
                                  Income before provision       ----------      ----------      -----------
                                         for income taxes        4,357,404       4,018,910        3,979,184
  Provision for income taxes                                     1,446,397       1,274,577        1,378,940
                                                                ----------      ----------      -----------

                                               NET INCOME       $2,911,007      $2,744,333      $ 2,600,244
                                                                ==========      ==========      ===========

                                     NET INCOME PER SHARE           $ 2.00          $ 1.87           $ 1.77
                                     NET INCOME PER SHARE           ======          ======           ======
                                        ASSUMING DILUTION           $ 1.83          $ 1.72           $ 1.66
                                                                    ======          ======           ======


The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              For the years ended December 31, 2003, 2002 and 2001

                                                                                            Accumulated
                                                                                               Other
                               Comprehensive         Common Stock            Retained      Comprehensive
                                  Income        Shares         Amount        Earnings          Income        Total
                               -------------   ---------     -----------    -----------    -------------  ------------
BALANCE AT
   JANUARY 1, 2001
                                               1,281,680     $ 9,585,003    $ 4,641,551       $ 78,692    $ 14,305,246

5% stock dividend                                 63,104       1,381,976    (1,381,976)
Fractional shares                                                              (11,955)                       (11,955)
Redemption and retirement
  of stock                                      (27,717)       (207,323)      (364,085)                      (571,408)
Stock options exercised and                       16,437         266,229                                       266,229
   related tax benefits
Net income for the year         $2,600,244                                    2,600,244                      2,600,244
Other comprehensive
income,
  net of tax:
  Unrealized holding gains
    on securities available-
    for-sale arising during          82,706
    the year, net of taxes      -----------
    of $57,842

Other comprehensive
income,
  net of taxes                      82,706                                                      82,706          82,706
                                ----------    ----------      ---------    ------------      ---------      ----------

Total comprehensive income      $2,682,950
                                ==========

BALANCE AT
  DECEMBER 31, 2001                            1,333,504      11,025,885      5,483,779        161,398      16,671,062

5% stock dividend                                 65,742       1,775,026    (1,775,026)
Fractional shares                                                              (13,951)                       (13,951)
Redemption and retirement
  of stock                                      (14,596)       (121,257)      (223,345)                      (344,602)
Stock options exercised and
  related tax benefits                            16,496         256,571                                       256,571
Net income for the year        $ 2,744,333                                    2,744,333                      2,744,333
Other comprehensive
income,
  net of tax:
  Unrealized holding gains
    on securities available-
    for-sale arising during       (73,103)
    the year, net of taxes     -----------
    of $51,125
Other comprehensive
income,
  net of taxes                    (73,103)                                                    (73,103)        (73,103)
                               -----------   ----------      -----------    ------------    ---------       ---------
Total comprehensive income     $ 2,671,230
                               ===========
                                                          (Continued)

                                       34

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

              For the years ended December 31, 2003, 2002 and 2001



                                                                                            Accumulated
                                                                                               Other
                               Comprehensive         Common Stock            Retained      Comprehensive
                                  Income        Shares         Amount        Earnings          Income        Total
                               -------------   ---------     -----------    -----------    -------------  ------------

BALANCE AT
  DECEMBER 31, 2002                             1,401,146   $12,936,225     $ 6,215,790        $  88,295    $19,240,310

5% stock dividend                                  68,665     1,997,422    (1,997,422)
Fractional shares                                                             (14,193)                        (14,193)
Redemption and retirement
  of stock                                       (38,987)     (361,296)      (729,099)                     (1,090,395)
Stock options exercised and
  related tax benefits                             26,770       489,285                                        489,285
Net income for the year           $ 2,911,007                                2,911,007                       2,911,007
Other comprehensive income,
  net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $45,274                        (64,735)
                                  ------------
Other comprehensive income,
  net of taxes                        (64,735)                                                  (64,735)       (64,735)
                                  ------------ ----------- -------------   ------------    -------------    -----------

Total comprehensive income        $ 2,846,272
                                  ===========

BALANCE AT
  DECEMBER 31, 2003
                                                1,457,594    $15,061,636   $ 6,386,083          $ 23,560    $21,471,279
                                                =========    ===========   ===========        ==========    ===========


The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 2003, 2002 and 2001


                                                                 2003         2002          2001
                                                             -----------   -----------   -----------

OPERATING ACTIVITIES
    Net income                                               $ 2,911,007   $ 2,744,333   $ 2,600,244
    Adjustments to reconcile net income
        to net cash provided by operating activities:
            Provision for loan and lease losses                   20,000       393,000       342,000
            Depreciation                                         224,774       144,659       142,683
            Loss on sale of securities                                           5,098
            Loss on sale of equipment                                 23
            Amortization and other                               115,551        43,971        71,782
            Net change in interest receivable                  (107,676)       152,779       199,863
            Net change in cash surrender value
               Of life insurance                               (342,888)     (265,181)     (113,227)
            Net change in other assets                          (47,325)      (63,800)     (111,557)
            Net change in interest payable
               and other liabilities                             146,078        50,001        69,505
                                                               ---------     ---------     ---------
                                     NET CASH PROVIDED BY
                                     OPERATING ACTIVITIES      2,919,544     3,504,860     3,201,293
INVESTING ACTIVITIES
    Purchases of securities held-to-maturity                (10,718,156)                 (1,129,886)
    Purchases of securities available-for-sale              (17,216,738)     (540,547)
    Proceeds from maturing securities held-to-
        Maturity                                               4,028,400     1,841,141     1,472,700
    Proceeds from maturing securities available-
        for-sale                                                 750,000     7,000,000    10,550,000
    Proceeds from sales of securities available-
        for-sale                                                               244,063
    Net increase (decrease) in loans and leases                5,415,192  (20,629,972)  (14,910,204)
    Purchases of premises and equipment                        (663,645)     (399,704)     (156,037)
    Purchases of life insurance                                            (2,092,000)   (3,000,000)
    Proceeds from disposal of equipment
                                                                   550
                                                            ------------  ------------   -----------
                                        NET CASH USED FOR
                                     INVESTING ACTIVITIES   (18,404,397)  (14,577,019)   (7,173,427)


                                             (Continued)

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

              For the years ended December 31, 2003, 2002 and 2001



                                                                 2003         2002          2001
                                                             -----------   -----------   -----------

FINANCING ACTIVITIES
    Net change in demand, interest-bearing
        transaction and savings deposits                    $ 18,904,842  $ 13,505,460  $ 13,692,323
    Net change in time deposits                                1,221,521     8,827,814       866,584
    Stock repurchases                                        (1,090,395)     (344,602)     (571,408)
    Stock options exercised                                      299,681       214,375       214,858
    Fractional shares purchased
                                                                (14,193)      (13,951)      (11,955)
                                                            ------------   -----------   -----------
                                     NET CASH PROVIDED BY
                                     FINANCING ACTIVITIES     19,321,456    22,189,096    14,190,402
                                                            ------------   -----------   -----------
                                   NET CHANGE IN CASH AND
                                         CASH EQUIVALENTS      3,836,603    11,116,937    10,218,268
                                                            ------------   -----------   -----------
    Cash and cash equivalents
        at beginning of year                                  31,517,599    20,400,662    10,182,394
                                                            ------------   -----------   -----------
                                CASH AND CASH EQUIVALENTS
                                           AT END OF YEAR   $ 35,354,202  $ 31,517,599  $ 20,400,662
                                                            ============  ============  ============

SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION:

Cash paid during the year for:
     Interest expense                                         $1,731,256    $1,965,215    $2,920,348
     Income taxes                                             $1,375,000    $1,663,975    $1,556,000

SUPPLEMENTAL DISCLOSURES OF
     NONCASH ACTIVITIES:

Stock dividend                                                $1,997,422    $1,775,026    $1,381,976
Net change in unrealized gains and losses
     on securities                                           $ (110,009)   $ (124,228)     $ 140,548
Net change in deferred income taxes on unrealized
     gains and losses on securities                             $ 45,274     $  51,125    $ (57,842)


The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2003, 2002 and 2001


NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Business: Sonoma Valley Bancorp (the Bancorp), formed in 2000, is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Sonoma Valley Bank. Sonoma Valley Bank was organized in 1987 and commenced operations on June 3, 1988 as a California state-chartered bank. The Bank is subject to regulation, supervision and regular examination by the State Department of Financial Institutions and Federal Deposit Insurance Corporation. The regulations of these agencies govern most aspects of the Bank's business.

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

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2003, 2002 and 2001


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Allowance for Loan and Lease Losses: The allowance is maintained at a level which, in the opinion of management, is adequate to absorb probable losses inherent in the loan and lease portfolio. Credit losses related to off-balance-sheet instruments are included in the allowance for loan and lease losses except if the loss meets the criteria for accrual under Statement of Financial Accounting Standards (SFAS) No. 5, in which case the amount is accrued and reported separately as a liability. Management determines the adequacy of the allowance based upon reviews of individual loans and leases, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and leases and other pertinent factors. The allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed monthly and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Loans and leases deemed uncollectible are charged to the allowance. Provisions for loan and lease losses and recoveries on loans previously charged off are added to the allowance.

Commercial loans are considered impaired, based on current information and events, if it is probable that the Bancorp will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Allowances on impaired loans are established based on the present value of expected future cash flows discounted at the loan's historical effective interest rate or, for collateral-dependent loans, on the fair value of the collateral. Cash receipts on impaired loans are used to reduce principal.

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

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2003, 2002 and 2001


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2003, 2002 and 2001


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Option Accounting: At December 31, 2003, the Bancorp has two stock-based employee and director compensation plans, which are described more fully in Note
M. The Bancorp adopted SFAS No. 148, Accounting for Stock-Based Compensation, an Amendment of SFAS No. 123 effective January 1, 2003 using the prospective application method. Under this method, the compensation expense and related tax benefit associated with stock option grants issued on or after January 1, 2003 are recognized in the income statement. The Bancorp accounts for options granted prior to January 1, 2003 under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income for these options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Bancorp had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation for options granted prior to January 1, 2003.

                                                                2003          2002          2001
                                                             -----------  -----------    -----------
Net income, as reported                                      $ 2,911,007  $ 2,744,333    $ 2,600,244

Deduct: Total stock-based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects                  (179,899)    (185,919)      (179,899)
                                                             -----------  -----------    -----------
Pro forma net income                                         $ 2,731,108  $ 2,558,414    $ 2,420,345
                                                             ===========  ===========    ===========

Earnings per share:

Basic--as reported                                                $ 2.00       $ 1.87         $ 1.77

Basic--pro forma                                                    1.87         1.75           1.64

Diluted--as reported                                                1.83         1.72           1.66

Diluted--pro forma                                                  1.72         1.61           1.54


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

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2003, 2002 and 2001


NOTE B--RESTRICTIONS ON CASH AND DUE FROM BANKS

Cash and due from banks include amounts the Bank is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve. The total requirement at December 31, 2003 and 2002 was $3,400,000 and $2,886,000, respectively.

NOTE C--INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities are summarized as follows:


                                          Amortized       Unrealized     Unrealized         Fair
                                            Cost             Gains         Losses           Value
                                       --------------- --------------- ---------------- --------------
December 31, 2003:

Securities Available-For-Sale
    U.S. Treasury securities               $  515,928       $   4,619                      $  520,547
    U.S. Government agency
        securities                         18,672,992          72,126       $ (57,548)     18,687,570
    Corporate securities
                                              890,820          20,840                         911,660
                                         ------------       ---------       ----------   ------------

                                         $ 20,079,740       $  97,585       $ (57,548)   $ 20,119,777
                                         ============       =========       =========    ============

Securities Held-to-Maturity
    Municipal securities                 $ 16,558,153      $  550,533       $ (66,500)   $ 17,042,186
                                         ------------       ---------       ----------   ------------

                                         $ 16,558,153      $  550,533       $ (66,500)   $ 17,042,186
                                         ============       =========       =========    ============

December 31, 2002:

Securities Available-For-Sale
    U.S. Treasury securities               $  533,848        $  5,057                      $  538,905
    U.S. Government agency
        securities                          1,497,398         115,417                       1,612,815
    Corporate securities                    1,641,968          46,555       $ (16,984)      1,671,539
                                         ------------       ---------       ----------   ------------

                                           $3,673,214       $ 167,029       $ (16,984)    $ 3,823,259
                                         ============       =========       =========    ============

Securities Held-to-Maturity
    Municipal securities                  $ 9,923,737       $ 517,873        $ (1,157)   $ 10,440,453
                                         ------------       ---------       ----------   ------------

                                          $ 9,923,737       $ 517,873        $ (1,157)   $ 10,440,453
                                         ============       =========       =========    ============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2003, 2002 and 2001


NOTE C--INVESTMENT SECURITIES (Continued)

Contractual maturities of investment securities at December 31, 2003 were as follows:


                                   Securities Available-For-Sale    Securities Held-To-Maturity
                                   -----------------------------    ------------------------------

                                    Amortized           Fair         Amortized          Fair
                                      Cost              Value          Cost             Value
                                   --------------  ---------------  --------------  --------------

Due in one year or less                $3,155,579     $ 3,234,107     $ 1,042,976      $ 1,060,505

Due after one year through
   five years                          13,886,939      13,837,497       2,288,096        2,345,770

Due after five years through
   ten years                            3,037,222       3,048,173       7,600,195        7,814,824

Due after ten years                                                     5,626,886        5,821,087
                                  --------------- --------------- --------------- ----------------

                                     $ 20,079,740    $ 20,119,777    $ 16,558,153     $ 17,042,186
                                  =============== =============== =============== ================

During 2002, the Bancorp sold securities available-for-sale for total proceeds of approximately $244,062 resulting in gross realized losses of approximately $5,098 and no gross realized gains. During 2003 and 2001, the Bancorp did not sell any securities available-for-sale.

As of December 31, 2003, investment securities with a carrying amount of $6,107,353 and an approximate fair value of $6,530,152 were pledged, in accordance with federal and state requirements, as collateral for public deposits. Investment securities with a carrying amount and fair value of $1,655,647 at December 31, 2003 were pledged to meet the requirements of the Federal Reserve and the U.S. Department of Justice.

The following table shows the investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.

                                                     Less Than 12 Months
                                                   -----------------------
                                                   Fair         Unrealized
Description of Securities                          Value          Losses
-------------------------                         ------------  ----------

U.S. government agency securities                 $  8,736,699  $   57,548
Municipal securities                                 4,630,160      63,406
                                                  ------------  ----------

  Total temporarily impaired securities           $ 13,366,859  $  120,954
                                                  ============  ==========


There were no securities as of December 31, 2003 that were in a continuous loss position for 12 months or more. There were 9 Federal Home Loan Bank or Federal Home Loan Mortgage Corporation securities and 14 municipal securities that were temporarily impaired as of December 31, 2003. The primary cause of the impairment of these securities is interest rate volatility. The unrealized losses on these securities is expected to be short-term.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2003, 2002 and 2001


NOTE D--LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the loan and lease portfolio was as follows at December 31:


                                                          2003                         2002
                                                --------------------------     -----------------------
      Commercial                                    $ 92,197,984     75.0%     $ 89,507,230      69.7%
      Consumer                                        11,750,131      9.6%       13,374,774      10.4%
      Real estate mortgage                             2,231,244      1.8%        5,911,082       4.6%
      Real estate construction                        16,646,907     13.5%       19,507,906      15.2%
      Lease financing receivables, net of
         unearned income of $9,799 in
         2003 and $33,781 in 2002                         79,884      0.1%          174,409       0.1%
                                                    -------------    ----       -----------      ----

                                                     122,906,150    100.0%      128,475,401     100.0%
                                                                    =====                       =====
      Deferred loan fees and costs, net                (437,536)                  (424,258)
      Allowance for loan and lease losses
                                                     (2,634,625)                (2,781,962)
                                                    ------------               ------------
                                                    $119,833,989               $125,269,181
                                                    ============               ============

At December 31, 2003, the recorded investment in loans for which impairment has been recognized in accordance with Statement of Financial Accounting Standards (Statement) No. 114 totaled $1,145,000, with a corresponding valuation allowance of $424,000. At December 31, 2002, the recorded investment in loans for which impairment has been recognized in accordance with Statement No. 114 totaled $164,000, with a corresponding valuation allowance of $17,000. For the years ended December 31, 2003, 2002 and 2001, the average recorded investment in impaired loans was approximately $843,000, $143,000 and $192,000, respectively. During 2003 and 2002, $8,000 and $2,000 of interest was received and recognized on impaired loans, respectively. No interest was recognized on impaired loans during 2001.

In addition, at December 31, 2003 and 2002, the Bancorp had other nonaccrual loans of approximately $115,300 and $801,700, respectively, for which impairment had not been recognized.

The Bancorp has no commitments to loan additional funds to the borrowers of impaired or nonaccrual loans.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2003, 2002 and 2001


NOTE D--LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The maturity and repricing distribution of the loan and lease portfolio at December 31:


                                                      2003            2002
                                                  -----------      ----------
   Fixed rate loan maturities
     Three months or less                        $ 11,452,282     $ 11,069,375
     Over three months to twelve months            12,843,967       16,759,422
     Over one year to five years                   41,884,458       25,717,999
     Over five years                               42,304,207       46,803,191
   Floating rate loans repricing
     Quarterly or more frequently                  13,191,129       26,369,806
     Quarterly to annual frequency                                      26,790
     One to five years frequency                                       832,277
                                                  -----------      -----------
                                                  121,676,043      127,578,860
   Nonaccrual loans                                 1,230,107          896,541
                                                  -----------      -----------
                                                 $122,906,150     $128,475,401
                                                 ============     ============

An analysis of the changes in the allowance for loan and lease losses is as follows for the years ended December 31:


                                                    2003            2002              2001
                                                -----------      -----------       -----------

   Beginning balance                            $ 2,781,962      $ 2,415,555       $ 2,120,517
   Provision for loan and lease losses               20,000          393,000           342,000
   Loans charged off:
     Commercial                                   (142,572)         (10,741)          (44,345)
     Consumer                                      (41,161)         (34,872)          (31,680)
                                                ----------       ----------        ----------
                                                  (183,733)         (45,613)          (76,025)
   Recoveries:
     Commercial                                       8,320            9,474            10,363
     Consumer                                         8,076            9,546            18,700
                                                -----------      -----------       -----------
                                                     16,396           19,020            29,063
                                                -----------      -----------       -----------

   Ending balance                               $ 2,634,625      $ 2,781,962       $ 2,415,555
                                                ===========      ===========       ===========



                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2003, 2002 and 2001


NOTE E--PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at December 31:

                                                    2003             2002
                                                 ----------       ----------

    Land                                         $  175,000       $  175,000
    Building                                         71,943           71,943
    Leasehold improvements                          660,272          418,802
    Furniture, fixtures and equipment             1,688,809        1,306,225
                                                 ----------        ---------
                                                  2,596,024        1,971,970
    Less: Accumulated depreciation               (1,282,029)      (1,096,273)
                                                 ----------       ----------
                                                 $1,313,995        $ 875,697
                                                 ==========        =========


NOTE F--TIME DEPOSITS

The maturities of time deposits at December 31, 2003 are as follows:

    Maturing within one year                                   $  33,355,000
    Maturing in one year to two years                              8,443,000
    Maturing two years through five years                          2,550,000
    Maturing after five years                                      1,671,000
                                                               -------------

                                                               $  46,019,000
                                                               =============

NOTE G--FEDERAL FUNDS CREDIT LINES

The Bancorp has uncommitted federal funds lines of credit agreements with other banks. The maximum borrowings available under these lines totaled $4,000,000 at December 31, 2003. The Bancorp pledged loans totaling $25,913,127 as collateral to secure advances from the Federal Home Loan Bank of up to $14,255,849. There were no borrowings outstanding under the agreements at December 31, 2003 or 2002.


NOTE H--EMPLOYEE BENEFIT PLANS

The Bancorp has a 401(k) Employee Savings Plan (the Plan) in which the Bancorp matches a portion of the employee's contribution each payday. All employees are eligible for participation following three months of employment. Bancorp contributions are 100% vested at all times. The Bancorp made contributions totaling $92,012 in 2003, $77,913 in 2002 and $60,845 in 2001.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2003, 2002 and 2001


NOTE H--EMPLOYEE BENEFIT PLANS (Continued)

The Bancorp purchased single premium life insurance policies in connection with the implementation of retirement plans for four key officers and for the Board of Directors. The policies provide protection against the adverse financial effects from the death of a key officer and provide income to offset expenses associated with the plans. The officers are insured under the policies, but the Bancorp is the owner and beneficiary. At December 31, 2003 and 2002, the cash surrender value of these policies totaled $7,730,600 and $7,387,712, respectively.

The retirement plans are unfunded and provide for the Bancorp to pay the officers and directors specified amounts for specified periods after retirement and allows them to defer a portion of current compensation in exchange for the Bancorp's commitment to pay a deferred benefit at retirement. If death occurs prior to or during retirement, the Bancorp will pay the officer's beneficiary or estate the benefits set forth in the plans. Deferred compensation is vested as to the amounts deferred. Liabilities are recorded for the estimated present value of future salary continuation benefits and for the amounts deferred by the officers and directors. At December 31, 2003 and 2002, the liability recorded for the executive officer supplemental retirement plan totaled $1,439,970 and $1,223,570, respectively. The amount of pension expense related to this plan for 2003 and 2002 was $216,400 and $325,365, respectively. At December 31, 2003 and 2002, the liability recorded for the director supplemental retirement plan totaled $293,653 and $208,626, respectively. The amount of pension expense related to this plan for 2003 and 2002 was $208,626 and $85,027, respectively. At December 31, 2003 and 2002, the liability recorded for the deferred compensation plan totaled $989,788 and $849,610, respectively. The amount of expense related to this plan for 2003 and 2002 was $82,542 and $74,407, respectively. The following are the components of the accumulated benefit obligation related to the executive officer and director supplemental retirement plans as of December 31:


                                                  Directors                            Officers
                                           -----------------------            -------------------------
                                             2003           2002                  2003          2002
                                           ---------     ---------            -----------   -----------

    Projected benefit obligation           $ 293,653     $ 208,626            $ 1,235,077   $ 1,032,706

    Unamortized net transition
       obligation                                                                 204,893       190,864
                                           ---------     ---------            -----------   -----------
       Benefit obligation included in
          other liabilities                $ 293,653     $ 208,626            $ 1,439,970   $ 1,223,570
                                           =========     =========            ===========   ===========

The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.5% for 2003 and 2002. No compensation increases were assumed. The entire accumulated benefit obligation was fully vested at December 31, 2003 and 2002.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2003, 2002 and 2001


NOTE H--EMPLOYEE BENEFIT PLANS (Continued)

The following is a reconciliation of the beginning and ending balances of the benefit obligation for the years ended December 31:


                                                  Directors                            Officers
                                           -----------------------            -------------------------
                                             2003           2002                  2003          2002
                                           ---------     ---------            -----------   -----------

Benefit obligation at beginning of year    $ 208,626                          $ 1,223,570    $ 898,205
Net periodic pension cost:
   Service cost                               71,387     $  76,182                319,856      302,632
   Interest cost on projected benefit
     obligation                               13,640         8,845                122,265       66,189
   Amortization of unrecognized                                                  (56,811)     (43,456)
     liability at transition
   Amendments                                              123,599              (168,910)
                                            --------     ---------            ----------      --------
   Net Periodic pension cost recognized       85,027       208,626               216,400       325,365
                                            --------     ---------            -----------     --------

    Benefit obligation at end of year      $ 293,653     $ 208,626           $ 1,439,970   $ 1,223,570
                                           =========     =========           ===========   ===========


The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                        Directors       Officers
                                        ---------       --------

      2004                              $  5,000
      2005                                14,100
      2006                                15,402
      2007                                17,585
      2008                                23,562        $  145,396
      2009 to 2013                     1,511,134         4,811,609

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2003, 2002 and 2001


NOTE I--NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

Non-interest  income is comprised of the following for the years ended  December
31:


                                                               2003            2002          2001
                                                            -----------     ---------     ---------

     Service charges on deposit accounts                    $ 1,033,990     $ 964,198     $ 930,171
     Other fee income                                           323,780       312,121       251,042
     Life insurance earnings                                    342,888       357,181       113,227
     Investment securities gains (losses)                                     (5,098)
     Other ( none exceeding 1% of revenues )                     14,465        12,789        14,875
                                                            -----------     ---------     ---------

                                                            $ 1,715,123   $ 1,641,191   $ 1,309,315
                                                            ===========   ===========   ===========

Other non-interest expense is comprised of the following for the years ended December 31:


                                                               2003            2002          2001
                                                            -----------     ---------     ---------

    Professional and consulting fees                           $ 679,460     $ 477,830    $ 287,471
    Data processing                                              473,932       465,946      469,750
    Stationary and supplies                                      160,992       159,909      158,335
    Staff related                                                175,801       158,707      104,092
    Advertising and business development                         165,142       200,848      105,614
    Postage and telephone                                        123,269       122,408      116,879
    Assessments and insurance                                     30,948        83,633       79,042
    Other ( none exceeding 1% of revenues)                       176,821       137,673      173,102
                                                             -----------   -----------  -----------

                                                             $ 1,986,365   $ 1,806,954  $ 1,494,285
                                                             ===========   ===========  ===========

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2003, 2002 and 2001


NOTE J--INCOME TAXES

The provision for income taxes is comprised of the following:


                                       2003          2002          2001
                                  ------------   -----------     -----------
   Current
        Federal                   $    827,960   $ 1,073,157     $ 1,008,534
        State                          403,346       426,600         409,376
                                     ---------   -----------     -----------
                                     1,231,306     1,499,757       1,417,910
   Deferred
       Federal                         180,039     (195,491)        (50,778)
       State                            35,052      (29,689)          11,808
                                  ------------   -----------     -----------
                                       215,091     (225,180)        (38,970)
                                  ------------   -----------     -----------
                                  $  1,446,397   $ 1,274,577     $ 1,378,940
                                  ============   ===========     ===========


The following is a reconciliation of income taxes computed at the Federal statutory income tax rate of 34% to the effective income tax rate used for the provision for income taxes:


                                                       2003           2002          2001
                                                   ------------   -----------   -----------

   Income tax at Federal statutory rate            $ 1,481,517     $1,366,429   $ 1,352,923

      State franchise tax, less Federal
        income tax benefit                             311,746        287,529       284,687
      Interest on municipal obligations exempt
        from Federal tax                             (217,541)      (259,885)     (221,062)
         Life insurance earnings                     (141,113)      (146,996)      (46,598)
         Meals and entertainment                         8,175          7,412         7,283
         Other differences                               3,613         20,088         1,707
                                                   -----------    -----------   -----------

     Provision for income taxes                    $ 1,446,397    $ 1,274,577   $ 1,378,940
                                                   ===========    ===========   ===========

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2003, 2002 and 2001


NOTE J--INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to the components of the net deferred tax asset recorded as an other asset as of December 31 were as follows:


                                                                  2003           2002          2001
                                                              ------------   -----------   -----------
  Deferred tax assets:
      Nonqualified benefit plans                              $ 1,021,410     $ 884,446      $ 719,760
      Allowance for loan losses                                   959,891     1,015,774        877,944
      Accrued liabilities                                         227,840       233,575        280,367
      State franchise taxes                                       137,138       145,316        139,188
      Other                                                        13,773        45,119         27,186
                                                              ------------   -----------   -----------
                                  Total deferred tax assets     2,360,052     2,324,230      2,044,445

  Deferred tax liabilities:
      Depreciation                                                 89,220        36,366         19,308
      Unrealized securities holding gains                          16,477        61,750        112,876
      Other                                                        42,041        35,565         29,392
                                                              ------------   -----------   -----------
                             Total deferred tax liabilities       147,738       133,681        161,576
                                                              ------------   -----------   -----------

                                     Net deferred tax asset   $ 2,212,314  $ 2,190,549     $ 1,882,869

                                                              ===========  ===========     ===========


Amounts presented for the tax effects of temporary differences are based upon estimates and assumptions and could vary from amounts ultimately reflected on the Bancorp's tax returns. Accordingly, the variances from amounts reported for prior years are primarily the result of adjustments to conform to the tax returns as filed.

Refundable income taxes were $346,669 and $185,839 at December 31, 2003 and 2002, respectively. The income tax benefit related to net investment losses was $2,098 during 2002. There were no net investment gains or losses in 2003 or 2001.

NOTE K--STOCK REPURCHASE

The Bancorp has in effect a program to repurchase Sonoma Valley Bancorp stock. As of December 31, 2003, $2,006,404 was repurchased.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2003, 2002 and 2001


NOTE L--EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share for the years ended December 31:


                                                                  2003           2002          2001
                                                              ------------   -----------   -----------
  Basic:

  Net income                                                  $ 2,911,007   $ 2,744,333    $ 2,600,244
                                                              ===========   ===========    ===========

  Weighted-average common shares outstanding                    1,457,431     1,464,344      1,473,151
                                                              ===========   ===========    ===========

  Earnings per share                                             $   2.00      $   1.87       $   1.77
                                                              ===========   ===========    ===========

  Diluted:

  Net income                                                  $ 2,911,007   $ 2,744,333    $ 2,600,244
                                                              ===========   ===========    ===========

  Weighted-average common shares outstanding                    1,457,431     1,464,344      1,473,151

  Net effect of dilutive stock options - based on the
      treasury stock method using average market
      price                                                       132,911       128,321         94,899
                                                              -----------   -----------    -----------
  Weighted-average common shares outstanding
      and common stock equivalents                              1,590,342     1,592,665      1,568,050
                                                              ===========   ===========    ===========

  Earnings per share- assuming dilution                          $   1.83      $   1.72       $   1.66
                                                              ===========   ===========    ===========

NOTE M--STOCK OPTION PLAN

The Bancorp has a stock option plan (the Plan), effective March 31, 1996 and terminating March 31, 2006, under which incentive and nonstatutory stock options, as defined under the Internal Revenue Code, may be granted. The Plan is administered by a Committee appointed by the Board. Options representing 454,024 shares of the Bancorp's authorized and unissued common stock may be granted under the Plan by the Committee to directors, full-time officers, and full-time employees of the Bancorp at a price to be determined by the Committee, but in the case of incentive stock options shall not be less than 100% of the fair market value of the shares on the date the incentive stock option is granted. In addition, the Bancorp shall grant options to purchase 3,089 shares of common stock to each Board member on March 1st of each year, provided the person was a member of the Board for the entire preceding year ending December 31st, at an option price equal to the fair market value as of the grant date. The options may have an exercise period of no more than 10 years and are vested upon granting, except for 63,943 of incentive options and 142,075 of nonstatutory options granted in April 1999, which are subject to a graded vesting schedule of 20% per year. No options were granted in 2003 or 2001.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2003, 2002 and 2001


NOTE M--STOCK OPTION PLAN (Continued)

The Bancorp approved an equity incentive plan (the Plan), effective May, 2002 and terminating May, 2012, under which stock options, restricted stock, stock appreciation rights and stock bonuses may be granted. The Plan is administered by a Committee appointed by the Board. Options representing 82,370 shares of the Bancorp's authorized and unissued common stock may be granted under the Plan by the Committee to all employees of the Bancorp at a price to be determined by the Committee but shall not be less than 100% of the fair market value of the shares on the date the incentive stock option is granted. The options may have an exercise period of no more than 10 years and vesting is at the discretion of the Committee.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002; dividend yield of zero; expected volatility of 33.36 percent; risk-free interest rate of 5.44 percent and expected life of 10 years.

A summary of stock option activity, adjusted to give effect to stock dividends and stock splits follows for the years ended December 31:


                                                     Incentive Stock Options
                        --------------------------------------------------------------------------------
                                     2003                     2002                        2001
                        -------------------------   ------------------------   -------------------------
                            Weighted-                  Weighted-                 Weighted-
                             Average                    Average                   Average
                          Exercise Price   Shares   Exercise Price Shares       Exercise Price
                        ----------------  --------  -------------- --------     --------------  --------

  Shares under option at
    beginning of year     $  12.36         113,624     $ 12.27      132,500        $12.28        135,185

  Options granted                                        21.77        1,103

  Options exercised          12.10        (15,445)       12.31     (17,426)         12.82        (2,685)

  Options cancelled                                      11.95      (2,553)
                                          --------                  -------
  Shares under option at
    end of year              12.40          98,179       12.36      113,624         12.27        132,500
                                          ========                  =======                      =======
  Options exercisable at
    end of year                             95,090                   94,683                       92,602

  Weighted-average fair value
    of options granted during
    the year                                                          $9.28


                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2003, 2002 and 2001


NOTE M--STOCK OPTION PLAN (Continued)


                                                   Nonstatutory Stock Options
                        ------------------------------------------------------------------------------
                                     2003                     2002                      2001
                        -------------------------   ------------------------   -----------------------
                           Weighted-                  Weighted-                   Weighted-
                            Average                    Average                     Average
                         Exercise Price   Shares    Exercise Price  Shares      Exercise Price  Shares
                        ----------------  --------  -------------   --------    --------------  --------

 Shares under option at
      beginning of year      $11.84        225,465      $ 11.84       225,465     $ 11.83      240,906

 Options exercised            10.07        (12,352)                                 11.69      (15,441)
                                           -------                    -------                  _______

 Shares under option at
      end of year             11.94        213,113         11.84      225,465       11.84      225,465
                                           =======                    =======                  =======

 Options exercisable at
      end of year                          182,227                   163,696                   132,788


The following table summarizes information about fixed stock options outstanding at December 31, 2003:


                                                       Options Outstanding
                                           ----------------------------------------------------
                                                          Weighted-Average
     Range of                                Number           Remaining         Weighted-Average
  Exercise Prices                          Outstanding    Contractual Life       Exercise Price
  ---------------                          -----------    ----------------      ----------------
  $8.19 to $9.79                                31,448      3.27 years              $ 8.69
  $11.75 to $11.95                             233,816      5.28 years               11.93
  $14.59 to $16.16                              44,925      4.18 years               15.08
  $21.77                                         1,103      8.42 years               21.77
                                               -------
  $8.19 to $21.77                              311,292      4.96 years               12.09
                                               =======




                                                                     Options Exercisable
                                                            ------------------------------------
     Range of                                                  Number           Weighted-Average
  Exercise Prices                                            Exercisable         Exercise Price
  ---------------                                            -----------        ----------------
  $8.19 to $9.79                                                  31,448             $ 8.69
  $11.75 to $11.95                                               199,841              11.92
  $14.59 to $16.16                                                44,925              15.08
  $21.77                                                           1,103              21.77
                                                              ----------

  $8.19 to $21.77                                                277,317              12.11
                                                              ==========

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2003, 2002 and 2001


NOTE N--RELATED PARTY TRANSACTIONS

The Bancorp has entered into transactions with its directors, executive officers and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The following is a summary of the aggregate activity involving related party borrowers at December 31, 2003 and 2002:


                                                       2003           2002
                                                    -----------   -----------

     Loans outstanding at beginning of year         $ 4,607,000   $ 2,236,000
     Loans disbursements                                690,000     2,723,000
     Loan repayments                                (2,202,000)     (352,000)
                                                    -----------   -----------
     Loans outstanding at end of year               $ 3,095,000   $ 4,607,000
                                                    ===========   ===========

At December 31, 2003, commitments to related parties of approximately $1,541,000
were  undisbursed.   Deposits  received  from  directors  and  officers  totaled
$6,471,000 and $5,360,000 at December 31, 2003 and 2002, respectively.

The Bancorp leases its Glen Ellen office from a director of the Bancorp under a noncancellable operating lease. Lease expense for the years ended December 31, 2003 and 2002 was $12,889 and $12,172, respectively. The remaining lease commitment is approximately $61,595 through March 2008 including a minimum inflationary increase of 4% per year. The monthly lease payments will be increased annually based upon the Consumer Price Index, but not less than 4% annually. The term of the lease is 5 years with an option to extend the lease term for an additional 5 years at the same Consumer Price Index limitations.


NOTE O--COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments: The Bancorp leases its two Sonoma offices, the Glen Ellen office and the Banco de Sonoma office under noncancelable operating leases with remaining terms of approximately six years, two years, five years and five years, respectively. All of the leases require adjustments to the base rent for changing price indices and two have a minimum annual increase of four percent. The Sonoma main office lease has an option to renew for two consecutive five-year terms and the Sonoma annex office has an option to renew for two five-year periods and one four-year period. The Glen Ellen office and the Banco de Sonoma office lease each have an option to renew for two additional five-year terms. The following table summarizes future minimum commitments under the noncancelable operating leases.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2003, 2002 and 2001


NOTE O--COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

         Year ended December 31:
           2004                                        $   302,802
           2005                                            295,621
           2006                                            287,216
           2007                                            297,927
           2008                                            297,022
           Thereafter                                      143,037
                                                       -----------

                                                       $ 1,623,625
                                                       ===========

Rental expense was $289,000 in 2003, $278,000 in 2002 and $268,000 in 2001.

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

                                                        Contractual Amounts
                                                       2003            2002
                                                   ------------   -------------

      Commitments to extend credit                 $ 35,309,000   $  30,359,000
      Standby letters of credit                         725,000         589,000

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

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2003, 2002 and 2001


NOTE O--COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

The Bancorp has not incurred any losses on its commitments in 2003, 2002 or 2001.

As a guarantor of its customer's credit card accounts, the Bancorp is contingently liable for credit card receivable balances held by another financial institution should the customers default. The total amount guaranteed as of December 31, 2003 and 2002 was $153,500 and $181,000, respectively.


NOTE P--CONCENTRATIONS OF CREDIT RISK

Most of the Bancorp's business activity is with customers located within the State of California, primarily in Sonoma County. The economy of the Bancorp's primary service area is heavily dependent on the area's major industries which are tourism and agriculture, especially wineries, dairies, cheese producers and turkey breeders. General economic conditions or natural disasters affecting the primary service area or its major industries could affect the ability of customers to repay loans and the value of real property used as collateral. While the Bancorp has a diversified loan portfolio, approximately 84% of these loans are secured by real estate in its service area.

The concentrations of credit by type of loan are set forth in Note D. The distribution of commitments to extend credit approximates the distribution of loans outstanding. In addition, the Bancorp has loan commitments in the wine/agricultural industry, tourism industry and construction loans, representing 8%, 13% and 23%, of outstanding loans, respectively. Standby letters of credit were granted primarily to commercial borrowers. The Bancorp, as a matter of policy, does not extend credit to any single borrower or group of related borrowers on a secured basis in excess of 25% of its unimpaired capital (shareholders' equity plus the allowance for credit losses) and on an unsecured basis in excess of 15% of its unimpaired capital.

The concentrations of investments are set forth in Note C. The Bancorp places its investments primarily in financial instruments backed by the U.S. Government and its agencies or by high quality financial institutions, municipalities or corporations. The Bancorp has significant funds deposited with four correspondent banks. At December 31, 2003 the Bancorp had on deposit $7,500,000, $7,500,000 and $5,500,000 in federal funds sold to three of these institutions, which represented 35%, 35% and 26% of the Bancorp's net worth, respectively. In addition, deposits with two correspondent banks were in excess of the federally insured limit by $3,033,351 at December 31, 2003. While management recognizes the inherent risks involved in such concentrations, this concentration provides the Bancorp with an effective and cost efficient means of managing its liquidity position and item processing needs. Management closely monitors the financial condition of their correspondent banks on a continuous basis. The Bancorp also maintains additional deposit accounts with other correspondent banks should management determine that a change in its correspondent banking relationship would be appropriate.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2003, 2002 and 2001


NOTE P--CONCENTRATIONS OF CREDIT RISK (Continued)

At December 31, 2003, the Bancorp had life insurance policies with cash surrender values of $2,248,787, $1,847,274 and $1,646,283 with three insurance companies, which represented 10%, 9% and 8%, respectively, of the Bancorp's net worth. Management closely monitors the financial condition and rating of these insurance companies on a regular basis.


NOTE Q--REGULATORY MATTERS

Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank's regulatory agency. Cash dividends are limited to the lesser of retained earnings, if any, or net income for the last three years, net of the amount of any other distributions made to shareholders during such periods. As of December 31, 2003, $6,442,571 was available for cash dividend distribution without prior approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2003, 2002 and 2001


NOTE Q--REGULATORY MATTERS (Continued)

As of December 31, 2003, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios are also presented in the table.



                                                                                        To Be Well
                                                                                     Capitalized Under
                                                                 For Capital         Prompt Corrective
                                             Actual            Adequacy Purposes     Action Provisions
                                         ----------------     ------------------     -----------------
                                         Amount     Ratio      Amount     Ratio      Amount      Ratio
                                         ------     -----      ------     -----      ------      -----
                                                              (in thousands)

As of December 31, 2003:
   Total Capital
     (to Risk Weighted Assets)          $ 22,493     13.4%   >$ 13,393     >8.0%    >$16,742     >10.0%
   Tier I Capital                                            -             -        -            -
     (to Risk Weighted Assets)          $ 20,394     12.2%   >$  6,697     >4.0%    >$10,044     > 6.0%
   Tier I Capital                                            -             -        -            -
     (to Average Assets)                $ 20,394     10.0%   >$  8,165     >4.0%    >$10,206     > 5.0%
                                                             -             -        -            -
As of December 31, 2002:
   Total Capital
       (to Risk Weighted Assets)        $ 20,852     13.4%   >$ 12,444     >8.0%    >$15,555     >10.0%
   Tier I Capital                                            -             -        -            -
       (to Risk Weighted Assets)        $ 18,897     12.2%   >$  6,222     >4.0%    >$ 9,333     > 6.0%
   Tier I Capital                                            -             -        -            -
       (to Average Assets)              $ 18,897     10.5%   >$  7,207     >4.0%    >$ 9,009     > 5.0%
                                                             -             -        -            -


NOTE R--CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

A condensed balance sheet as of December 31, 2003 and 2002 and the related condensed statement of operations and cash flows for the years ended December 31, 2003, 2002, and 2001 for Sonoma Valley Bancorp (parent company only) are presented as follows:

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2003, 2002 and 2001


NOTE R--CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (Continued)

                                        Condensed Balance Sheets
                                       December 31, 2003 and 2002



                                                                               2003            2002
                                                                         ------------     ------------
Assets
    Cash                                                                   $  869,931       $  249,432
    Other assets                                                              258,863           89,551
    Investment in common stock of subsidiary                               20,417,945       18,985,494
                                                                         ------------     ------------

                                                                         $ 21,546,739     $ 19,324,477
                                                                         ============     ============
Liabilities
    Accrued expenses                                                        $  75,460       $   84,167

Shareholders' equity
    Common stock                                                           15,061,636       12,936,225
    Retained earnings                                                       6,409,643        6,304,085
                                                                         ------------     ------------
                                                                         $ 21,546,739     $ 19,324,477
                                                                         ============     ============


                                   Condensed Statements of Operations
                          For the years ended December 31, 2003, 2002 and 2001



                                                                2003             2002          2001
                                                             -----------       ---------     ----------

Dividend from subsidiary                                     $ 1,500,000                     $  500,000
Expenses                                                         145,553       $ 125,091         36,620
                                                             -----------       ---------     ----------

Income (loss) before income taxes and equity in
    undistributed income of subsidiary                         1,354,447       (125,091)        463,380
Equity in undistributed net income of subsidiary               1,497,186       2,824,941      2,120,445

Income tax benefit                                                59,374          44,483         16,419
                                                             -----------     -----------    -----------
Net income                                                   $ 2,911,007     $ 2,744,333    $ 2,600,244
                                                             ===========     ===========    ===========


                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2003, 2002 and 2001

NOTE R--CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (Continued)

                       Condensed Statements of Cash Flows
              For the years ended December 31, 2003, 2002 and 2001

                                                                   2003            2002           2001
                                                                ----------      ----------     ----------
Operating activities:
    Net income                                                  $2,911,007      $2,744,333     $2,600,244

    Adjustments to reconcile net income to net cash
        provided by operating activities:
        Equity in undistributed net income of subsidiary       (1,497,186)     (2,824,941)    (2,120,445)
        Net change in other assets                                  20,292          40,345       (17,218)
        Net change in accrued expenses                             (8,707)          84,167
                                                                ---------       ----------     ----------

                  Net cash provided by operating activities      1,425,406          43,904        462,581
                                                                ----------      ----------      ---------
Financing activities:
    Stock repurchases                                          (1,090,395)       (344,602)      (571,408)
    Stock options exercised                                        299,681         214,375        214,858
    Fractional shares purchased                                   (14,193)        (13,951)       (11,955)
                                                                ----------      ----------      ---------
                      Net cash used by financing activities      (804,907)       (144,178)      (368,505)

                    Net change in cash and cash equivalents        620,499       (100,274)         94,076

             Cash and cash equivalents at beginning of year        249,432         349,706        255,630
                                                                ----------      ----------      ---------
                   Cash and cash equivalents at end of year      $ 869,931       $ 249,432      $ 349,706
                                                                ==========      ==========      =========

Supplemental Disclosures of Noncash Activities:
    Stock Dividend                                              $1,997,422      $1,775,026    $ 1,381,976


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

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2003, 2002 and 2001


NOTE S--FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Bancorp and Subsidiary's financial instruments are as follows at December 31:


                                                       2003                        2002
                                               ----------------------    ------------------------
                                                            Estimated                   Estimated
                                               Carrying       Fair        Carrying         Fair
                                                Amount        Value        Amount          Value
                                               ----------   -----------  -----------   -----------
Financial assets:
     Cash and due from banks                   $9,803,272    $9,803,272  $ 8,387,953   $ 8,387,953
    Interest-bearing due from banks               330,930       330,930       34,646        34,646
     Federal funds sold                        25,220,000    25,220,000   23,095,000    23,095,000
     Investment securities
        available- for-sale                    20,119,777    20,119,777    3,823,259     3,823,259
     Investment securities held-
        to-maturity                            16,558,153    17,042,186    9,923,737    10,440,453
     Loans and lease financing
        receivables, net                      119,833,989   120,308,741  125,269,181   125,970,797
     Accrued interest receivable                  906,958       906,958      799,282       799,282
     Cash surrender value of life
        insurance                               7,730,600     7,730,600    7,387,712     7,387,712
Financial liabilities:
     Deposits                                 180,114,616   180,913,343  159,988,252   160,920,406
     Accrued interest payable                      52,052        52,052       59,923        59,923


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

                        December 31, 2003, 2002 and 2001


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

NOTE T--SUBSEQUENT EVENTS

The Bank will open a new branch office, called Banco de Sonoma, in March 2004. A long-term lease has been entered into as of December 31, 2003, which is included in Note O. The Bank has deferred $40,000 of costs related primarily to leasehold improvements as of December 31, 2003.

In January 2004, the Bank authorized the granting of options to purchase 45,000 shares to officers of the Bank at $31.06, resulting in compensation expense of approximately $50,000.

On February 18, 2004, the Board of Directors declared a cash dividend of $0.25 per share to shareholders of record on March 1, 2004 and payable on March 15, 2004.

ITEM 9.  CHANGES ON AND DISAGREEMENT WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES.

     We carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer and Chief Financial Officer, about the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Form 10-K are effective in timely alerting them to material information required to be included in this Form 10-K.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


                                                 Position with the Bank and Principal
Director                             Age         Occupations During the Past Five Years
--------                             ---         --------------------------------------

                                                 Secretary since 2001 and Director of the Bank
Suzanne Brangham                      61         since March, 1995; since 1975, president of
                                                 Classix, Inc. and since 1994, president of 400
                                                 West Spain Corp.

                                                 Director of the Bank since its formation in
Dale T. Downing                       62         1988; proprietor, Sonoma Market, Inc. and Glen
                                                 Ellen Village Market, Inc., formerly Shone's
                                                 Country Store, Inc.

                                                 Director of the Bank since its formation in
Frederick H. Harland                  57         1988; proprietor, Harland & Lely Corporation
                                                 since 1998, project manger, Lely Construction,
                                                 Inc. since 1990; former Director and Chief
                                                 Executive Officer of Sonoma Cheese Factory from
                                                 1969 to 1990.

                                                 Director of the Bank since its formation in
Robert B. Hitchcock                   59         1988; Chairman of the Board 1988-1995 retired in
                                                 1992 as President, Nicholas Turkey Breeding
                                                 Farms, a position held since 1982.

                                                 Director of the Bank since its formation in
Gerald J. Marino                      64         1988; retired president, Marino Distributing
                                                 Beer and Wine Company since 1968.





                                                 Director of the Bank since 1993; president of
Gary D. Nelson                        66         Gary D. Nelson Associates, Inc. since 1970.

                                                 Chairman of the Board since 1995 and Director of
Robert J. Nicholas                    61         the Bank since its formation in 1988; retired in
                                                 1992 as Chairman, Nicholas Turkey Breeding
                                                 Farms, a position held since 1982.

                                                 Director of the Bank since 1992; general manager
Angelo C. Sangiacomo                  73         and partner, Sangiacomo Vineyards since 1950;
                                                 founding director, Carneros Quality
                                                 Alliance since 1959.

                                                 Director of the Bank since 1993; retired as
J. R. Stone                           80         Chairman of World Products, Inc. in 1987.
..
                                                 President and Chief Executive Officer of the
Mel Switzer, Jr.                      58         Bank since April 1990; director of the Bank
                                                 since he joined in 1990.

                                                 Director of the Bank since its formation in
Harry W. Weise                        73         1988; Secretary 1995-2001; retired president,
                                                 North Bay Insurance Brokers, Inc. since 1968.
..


                                                 Position with the Bank and Principal
Officer                              Age         Occupations During the Past Five Years
-------                              ---         --------------------------------------

Mel Switzer, Jr.                      58         President and Chief Executive Officer since
                                                 April 1990.

Mary Quade Dieter                     55         Executive Vice President, Chief Operating
                                                 Officer, Chief Financial Officer  and Assistant
                                                 Corporate Secretary since June 1997; Executive
                                                 Vice President, Chief Financial Officer and
                                                 Asst. Corporate Secretary since January 1993;
                                                 Vice President, Chief Financial Officer and
                                                 Assistant Corporate Secretary from June 1988 to
                                                 January 1993.

                                                 Senior Vice President and Chief Lending Officer
Sean Cutting,                         34         since August 2003; VP and Loan Group Manager
Chief Lending Officer,                           since April 2003; VP and Commercial Loan Officer
Senior Vice President                            since June 2002;  Corporate Banking Officer at
                                                 ABN AMRO Bank and Silicon Valley Bank from
                                                 1999-2001.


     There are no family relationships between any of the directors or executive officers.


                                                 Position with the Bank and Principal
Key Employee                          Age        Occupations During the Past Five Years
------------                          ---        --------------------------------------
Bob Thomas,
CIO, Vice President                   44         Vice President and Chief Information Officer
                                                 since January 2003;  AVP and IT Manage since
                                                 January 2001; Information Technology Manager
                                                 since January 2000;  Network Communications
                                                 Engineer at ReloAction from 1997-1999.


Audit Committee Financial Expert

     The Board of Directors has not designated an Audit Committee Financial Expert. All of the members of the Audit Committee are independent as determined by the NASD listing standards.

Compliance with Section 16 of the Securities Exchange Act of 1934

     Based solely upon a review of Forms 3, 4 and 5 delivered to the Company as filed with the Securities and Exchange Commission ("Commission"), directors and officers of the Company and persons who own more than 10% of the Company's common stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act of 1934, except Robert Nicholas, who was late reporting one transaction.

Code of Ethics

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions. A copy of our code of ethics can be found on our website at sonomavalleybank.com/svbethics.pdf. The Company will report any amendment or wavier to the code of ethics on our website within five
(5) days.

ITEM. 11.  EXECUTIVE COMPENSATION.

     As to the Company's Chief Executive Officer and each other key employee of the Company and Bank who received total remuneration in excess of $100,000 in 2003, the following table sets forth total remuneration received from the Company for services performed in all capacities during the last three years.



                           SUMMARY COMPENSATION TABLE

                                ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
                                -------------------                       ----------------------
                                                                                  SECURITIES
NAME AND                                             OTHER        RESTRICTED      UNDERLYING      ALL
PRINCIPAL                                            ANNUAL         STOCK          OPTIONS/      OTHER
POSITION            YEAR      SALARY       BONUS     COMP.         AWARD(S)          SARs        COMP.
=================== ======== ============ ========== =========== ============== ================ ==========

Mel Switzer, Jr.,    2001    $147,137(1)   $104,032   $7,608(5)       $ 0                 0      $4,200(6)
CEO, President
                     2002    $154,250(2)   $120,727     $  0(5)       $ 0                 0      $4,800(6)

                     2003    $157,879(3)   $ 72,159  $ 2,374(5)       $ 0                 0      $5,600(6)
=================== ======== ============ ========== =========== ============== ================ ==========

Mary Quade           2001        $97,592    $69,355   $8,633(5)       $ 0                 0      $4,200(6)
Dieter, COO, CFO,
Executive VP
                     2002      $ 102,472  $ 80,485    $2,759(5)       $ 0                 0      $4,800(6)

                     2003       $106,571   $48,106     $ 102(5)       $ 0                 0      $5,600(6)
=================== ======== ============ ========== =========== ============== ================ ==========

Sean C. Cutting
CLO, Senior VP       2002      $48,853(4) $  4,890    $1,539(5)       $ 0                 0      $2,030(6)

                     2003      $ 108,567   $25,900    $  820(5)       $ 0                 0      $4,800(6)
=================== ======== ============ ========== =========== ============== ================ ==========

Bob Thomas,          2001      $ 109,600   $ 10,631   $1,990(5)       $ 0                 0          $  0
CIO, VP
                     2002      $ 117,880   $ 11,491   $1,720(5)       $ 0                 0          $  0

                     2003       $137,750    $10,061   $2,484(5)       $ 0                 0          $  0
=================== ======== ============ ========== =========== ============== ================ ==========

____________________________
(1) Includes $141,290 base salary and $5,847 in fringe benefits.
(2) Includes $148,354 base salary and $5,896 in fringe benefits.
(3) Includes $154,289 base salary and $3,590 in fringe benefits.
(4) Hire date 6/17/2002
(5) Represents accrued and unused vacation.
(6) Represents 401(k) employer's matching contributions.

Option Grants in 2003

     The following table provides information relating to stock options granted by us during the year ended December 31, 2003.


                                  Option Grants in Last Fiscal Year
                                  ---------------------------------
                                                                                       Potential
                                       Percent of Total                           Realizable Value at
                         Number of     Options Granted                               Assumed Annual
                        Securities            to         Exercise                    Rates of Stock
                        Underlying        Employees       Price                   Price Appreciation
                         Options       in Fiscal Year      Per    Expiration      For Option Terms
        Name             Granted       --------------     Share      Date           5%         10%
        ----             -------                          -----      ----         ------     -------

Mel Switzer, Jr.             0                -              -           -           -          -

Mary Quade Dieter            0                -              -           -           -          -

Sean C. Cutting              0                -              -           -           -          -


*  Less than 1%

Fiscal Year End Option Values

     The following table sets forth for each of our executive officers named in the Summary Compensation Table the number and value of exercisable and un-exercisable options for the year ended December 31, 2003.


                                                  Number of Securities
                     Shares                       Underlying Unsecured          Value of Unexercised
                     Acquired                            Options                In-The-Money Options
                         on         Value         at December 31, 2003          at December 31, 2003
       Name          Exercise    Realized ($)  Exercisable  Un-exercisable  Exercisable   Un-exercisable
       ----          --------    ------------  -----------  --------------  -----------   --------------

Mel Switzer, Jr.         0            0          60,422         3,089        1,053,431       54,678

Mary Quade Dieter        0            0          27,058           0           327,953           0

Sean C. Cutting          0            0             0             0              0              0


Compensation of Directors

     The directors of the Company are scheduled to meet at least quarterly and receive $100 for each meeting. The directors of the Bank receive $800 for each regular board meeting and $200 for each committee meeting attended of which they are a member. The Chairman of the Board of the Bank receives $1,100 for each meeting. The Chair of the Audit Committee receives $300 for each meeting attended. The President and Chief Executive Officer does not receive any director fees.

Severance Agreements

     On October 21, 1998, the Bank entered into Severance Agreements with both its Chief Executive Officer, Mel Switzer, and its Chief Operating Officer, Mary Dieter. On March 17, 2004, the Bank entered into a Severance Agreement with its Chief Lending Officer, Sean C. Cutting. The Severance Agreement with Mr. Switzer provides for payment to him equal to two years of his base salary in the event that he is terminated within 24 months following a change of control of the

Company. Similarly, the Severance Agreements with Ms. Dieter and Mr. Cutting provides for payment to each equal to one year of their individual base salary in the event either is terminated within 24 months following a change of control of the Company. The Severance Agreements are not employment agreements and provide for payment of the severance only in the event of the occurrence of the specified circumstances. All Severance Agreements are effective through October 20, 2008, subject to extension by mutual agreement of the Company and each executive. The Company has assumed the obligations under these agreements.

Aggregated Option Exercises in Last Fiscal Year and Ten-Year Options/SAR Repricings

     There was no re-pricing of options for the fiscal year ended December 31, 2003.

Compensation Committee Interlocks and Insider Participation

     Directors, Robert J. Nicholas, Chairman, Dale T. Downing, Robert B. Hitchcock, Gary D. Nelson and Harry W. Weise serve on the Personnel and Policies Committee (the board committee performing equivalent functions of a compensation committee). There are no compensation committee interlocks or insider participation on our personnel and policies committee.

Personnel and Policies Committee Report

Compensation Philosophy

     The Committee continues to emphasize the important link between the Company's performance, which ultimately benefits all shareholders, and the compensation of its executives. Therefore, the primary goal of the Company's executive compensation policy is to closely align the interests of the shareholders with the interest of the executive officers, In order to achieve this goal, the Company attempts to (i) offer compensation opportunities that attract and retain executives whose abilities and skills are critical to the long-term success of the Company and reward them for their efforts in ensuring the success of the Company and (ii) encourage executives to manage from the perspective of owners with an equity stake in the Company. The Company currently uses three integrated components - Base Salary, Incentive Compensation and Stock Options - to achieve these goals.

Base Salary

     The Base Salary component of total compensation is designed to compensate executives competitively within the industry and the marketplace. Base Salaries of the executive officers are established by the committee based upon Committee compensation data, the executives' job responsibilities, level of experience, individual performance and contribution to the business. In making base salary decisions, the Committee exercised its discretion and judgment based upon regional and personal knowledge of industry practice and did not apply and specific formula to determine the weight of any one factor.

Incentive Bonuses

     The Incentive Bonus component of executive compensation is designed to reflect the Committee's belief that a portion of the compensation of each executive officer should be contingent upon the performance of the Company, as well as the individual contribution of each executive officer. The Incentive Bonus is intended to motivate and reward executive officers by allowing the executive officers to directly benefit from the success of the Company. The plan is weighted heavily towards achieving profitability before any bonus compensation would be earned and is presently based upon increasing returns on beginning equity.

Long Term Incentives

     The Committee provides the Company's executive officers with long-term incentive compensation in the form of stock option grants under the Company's 1996 Stock Option Plan and 2001 Equity Incentive Plan. The Committee believes that stock options provide the Company's executive officers with the opportunity to purchase and maintain an equity interest in the Company and t share in the appreciation of the value of the Company's Common Stock. The Committee believes that stock options directly motivate an executive officers to date have been granted at the fair market value of the Company's common stock on the date of grant. The committee considers each option subjectively, considering factors such as the individual performance of the executive officer and the anticipated contribution for the executive officer to the attainment of the Company's long term strategic performance goals. The number of stock options granted in prior years is also taken into consideration.

     In  conclusion,   the  Committee   believes  that  the  company's   current
compensation levels are consistent with Company goals.

                                            Respectfully Submitted,
                                            Sonoma Valley Bancorp
                                            Personnel and Policies Committee,

                                            /s/ Robert J. Nicholas, Chairman
                                            /s/ Dale T. Downing
                                            /s/ Robert B. Hitchcock
                                            /s/ Gary D. Nelson
                                            /s/ Harry W. Weise

Comparison of Cumulative Total Return on Investment

     There can be no assurance that our stock performance will continue into the future with the same or similar trends depicted in the graph below. The market price of our common stock in recent years has fluctuated significantly and it is likely that the price of the stock will fluctuate in the future. We do not endorse any predictions of future stock performance. Furthermore, the stock performance chart is not considered by us to be (i) soliciting material, (ii) deemed filed with the Securities and Exchange Commission, or (iii) to be incorporated by reference in any filings by us under the Securities Act, or the Exchange Act.

[OBJECT OMITTED]

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Equity Compensation Plan Information

     Compensation Plan Table

     The following table provides aggregate information as of the end of the fiscal year ended December 31, 2003 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.


     Plan category        Number of securities      Weighted-average      Number of securities
                            to be issued upon       exercise price of     remaining available
                               exercise of        outstanding options,    for future issuance
                          outstanding options,     warrants and rights        under equity
                           warrants and rights                             compensation plans
                                                                         (excluding securities
                                                                          reflected in column (a))
                                   (a)                     (b)                  (c)
  --------------------    ----------------------   --------------------   -----------------------

  Equity compensation
   plans approved by
    security holders             311,292                 $ 12.09                 82,370

  Equity compensation
 plans not approved by              0                       0                      0
    security holders

         Total                   311,292                 $ 12.09                 82,370

Principal Shareholders

     The following table sets forth certain information as of March 15, 2004, with respect to the beneficial ownership of our common stock for (i) each director, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of our common stock.

     The address for each listed shareholder is Sonoma Valley Bancorp, 202 W. Napa Street, Sonoma, California 95476. To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated.


                                   Common Stock Amount
Name, Principal                       and Nature of
Occupation and Address             Beneficial Ownership     Percent of
----------------------             --------------------      Class(1)
                                                            ----------

Suzanne Brangham                        26,574 (2)             1.76%

Dale T. Downing                       77,873 (3)(7)            5.17%

Frederick H. Harland                  13,007 (4)(8)              *

                                   Common Stock Amount
Name, Principal                       and Nature of
Occupation and Address             Beneficial Ownership     Percent of
----------------------             --------------------      Class(1)
                                                            ----------

Robert B. Hitchcock                   85,219 (3)(9)            5.66%

Gerald J. Marino                        72,002 (2)             4.77%

Gary D. Nelson                        73,063 (5)(10)           4.91%

Robert J. Nicholas                      80,732 (4)             5.40%

Angelo C. Sangiacomo                  28,892 (2)(11)           1.91%

J. R. Stone                           63,801 (2)(12)           4.23%

Mel Switzer, Jr.                      80,275 (6)(13)           5.18%

Harry W. Weise                          58,148 (3)             3.86%

Directors and Executive
Officers as a Group (13                695,566 (14)            39.50%
persons including the above)

*  Less than 1% of outstanding shares of common stock.

(1) Percentages are based on a total of 1,484,823 shares outstanding as of March 15, 2004.
(2)     Includes 24,709 shares subject to options exercisable within 60 days.
(3)     Includes 21,620 shares subject to options exercisable within 60 days.
(4)     Includes 9,266 shares subject to options exercisable within 60 days.
(5)     Includes 3,089 shares subject to options exercisable within 60 days.
(6)     Includes 63,511 shares subject to options exercisable within 60 days.
(7)     Includes 7,944 shares held by wife in an IRA account.
(8) Includes 403 shares held by wife and 487 shares held by wife in an IRA account.
(9)     Includes 7,280 shares held by wife in an IRA account.
(10) Includes 178 shares held in a Trust Account of which his wife is a Trustee and 21 shares held by son.
(11) Includes 1,305 shares held by wife as a custodian of Uniform Transfer to Minors Act.
(12)    Includes 12,754 shares held by wife in an IRA account.
(13)    Includes 1,438 shares held by wife in an IRA account.
(14) Includes a total of 278,884 shares subject ot options exercisable within 60 days.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain Relationships and Related Transactions

     We have and expect to have in the future to have banking transactions in the ordinary course of its business with its directors, officers, principal shareholders and their affiliates. These loans are granted on substantially the same terms, including interest rates, collateral, and repayment terms, as those prevailing at the same time for comparable transactions with others and, in the opinion of management, do not involve more than the normal risk of collectibility. The aggregate loan disbursements and loan payments made in connection with loans to directors, officers, principal shareholders, and affiliates, are as follows:

                                        2003             2002
                                        ----             ----

Balance, beginning of year           $4,607,000      $2,236,000
Loan disbursements                      690,000       2,723,000
Loan payments                        (2,202,000)       (352,000)
Balance, end of year                 $3,095,000      $4,607,000

     During 2003, the highest amount of aggregate indebtedness of directors, officers, principal shareholders, and affiliates, was $ 3,113,688 as of July 31, 2003, which represented 15.45% of the Bank's equity capital as of such date.

     The Bank leases its Glen Ellen branch office from Sonoma Market Partnership in which director Dale Downing is a partner. Lease expense for the years ended December 31, 2003 and 2002 was $12,889 and $12,172, respectively. The remaining lease commitment is approximately $61,595 through March 2008 including a minimum inflationary increase of 4% per year. The monthly lease payments will be increased annually based upon the Consumer Price Index, but not less than 4% annually. The term of the lease is 5 years with an option to extend the lease term for two additional 5 year terms at the same Consumer Price Index limitations.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Relationship with Independent Auditors

     The Company retained the firm of Richardson & Co. as independent auditors of the Company for the fiscal year ending December 31, 2003.

Audit Fees

     The aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements on Form 10-K and the review of the financial statements included in the Company's quarterly reports on Form 10-Q for the fiscal year ended December 31, 2002 was $ 41,720 and December 31, 2003 was $ 41,720.

Audit-Related Fees

     The aggregate fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements for the year ended December 31, 2002 was $ 4,695 and December 31, 2003 was $ 8,547.

Tax Fees

     The aggregate fees billed for tax compliance, tax advice and tax planning rendered by our independent auditors for the fiscal year ended December 31, 2002 was $ 9,470 and December 31, 2003 was $ 9,470. The services comprising these fees include federal and state income tax returns, quarterly tax estimates and business property tax statements.

All Other Fees

     There were no aggregate fees billed for any other professional services rendered by the Company's independent auditors for the fiscal year ended December 31, 2002 and 2003.

     The Audit Committee approved 100% of the fees paid to the principal accountant for audit-related, tax and other fees. The Audit Committee pre-approves all non-audit services to be performed by the auditor in accordance with the Audit Committee Charter. The percentage of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Financial Statements

     The following financial statements of the Company are filed as part of this Annual Report:


    Number                                                                Page

    1.  Independent Auditor's Report.....................................  31


    2.  Consolidated Balance Sheets as of December 31, 2003 and 2002.....  32

    3.  Consolidated Statements of Operations for the three years ended
        December 31, 2003, 2002 and 2001.................................  33

    4.  Consolidated Statements of Changes in Shareholders' Equity
        for the three years ended December 31, 2003, 2002 and 2001.......  34 and 35

    5.  Consolidated Statements of Cash Flows for the three years ended
        December 31, 2003, 2002 and 2001.................................  36 and 37

    6.  Notes to Consolidated Financial Statements.......................  38


Financial Statement Schedules

     All other schedules have been omitted since the required information is not present or is not present in sufficient amounts to require submission of the schedules or because the information is included in the financial statements or the notes thereto.

Exhibits
--------

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

10.10 Sonoma Valley Bancorp Assumption of Severance Agreement [Form of], filed as Exhibit 10.1 to the Form 10-KSB for the year ended December 31, 2001.

10.11 Sonoma Valley Bancorp 2002 Equity Incentive Plan, filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting held on May 14, 2002.

10.12 Sonoma Valley Bank Severance Agreement with Sean Cuttings dated March 18, 2004.

23.1  Consent of Richardson and Co., Independent Auditors.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(b)  Reports on Form 8-K

     The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

           Date of Event Reported       Item Reported
           ----------------------       -------------

           February 18, 2004            Announcing Cash Dividend

           February 15, 2004            Announcing Fiscal Year End 2003 Results

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONOMA VALLEY BANCORP,
A California corporation


/S/ MEL SWITZER, JR.                             March 23, 2004
---------------------------------
Mel Switzer, Jr.
President and
Chief Executive Officer
(Principal Executive Officer)



/S/ MARY QUADE DIETER                              March 23, 2004
---------------------------------
Mary Quade Dieter
Executive Vice President and
Chief Operating Officer
 (Principal Finance and Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/S/ SUZANNE BRANGHAM                               March 23, 2004
---------------------------------
uzanne Brangham, Secretary
of the Board and Director



/S/ DALE T. DOWNING                                March 23, 2004
---------------------------------
Dale T. Downing, Director



/S/ FREDERICK H. HARLAND                           March 23, 2004
---------------------------------
Frederick H. Harland, Director



/S/ ROBERT B. HITCHCOCK                            March 23, 2004
---------------------------------
Robert B. Hitchcock, Director



/S/ GERALD J. MARINO                               March 23, 2004
---------------------------------
Gerald J. Marino, Director

/S/ GARY D. NELSON                                 March 23, 2004
---------------------------------
Gary D. Nelson, Director



/S/ ROBERT J. NICHOLAS                             March 23, 2004
---------------------------------
Robert J. Nicholas, Chairman
of the Board and Director



/S/ ANGELO C. SANGIACOMO                           March 23, 2004
---------------------------------
Angelo C. Sangiacomo, Director



/S/ JESSE R. STONE                                 March 23, 2004
---------------------------------
Jesse R. Stone, Director



/S/ MEL SWITZER, JR.                               March 23, 2004
---------------------------------
Mel Switzer, Jr., President,
Chief Executive Officer and
Director (Principal Executive
Officer)



/S/ HARRY WEISE                                    March 23, 2004
---------------------------------
Harry Weise, Director



/S/ MARY QUADE DIETER                              March 23, 2004
---------------------------------
Mary Quade Dieter, Executive
Vice President, Chief Operating
Officer and Chief Financial
Officer (Principal Finance and
Accounting Officer)