Form 10-Q
period 2004-03-31
SONOMA VALLEY BANCORP
filed 2004-05-13
CIK 1120427

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 2004


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

The number of shares outstanding of the registrant's Common Stock, no par value, as of May 1, 2004 was 1,484,823.

INDEX

Part 1 Financial Information                                         Page Number
                                                                     -----------

Item 1.  Financial Statements (Unaudited):

      Consolidated Balance Sheets at March 31, 2004,
       December 31, 2003 and March 31, 2003....................................3

       Consolidated Statements of Operations for the
       three months ended March 31, 2004 and 2003..............................4

       Consolidated Statements of Changes in Shareholders Equity
       for the three months ended March 31, 2004,
       and the years ended December 31, 2003 and 2002..........................5

       Consolidated Statements of Cash Flows for the
       three months ended March 31, 2004 and 2003..............................7

       Notes to Consolidated Financial Statements..............................8

      Average Balances, Yields and Rates Paid
       for the three months ended March 31, 2004 and 2003.....................10

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operation.....................11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk............23

Item 4.  Controls and Procedures..............................................23


Part II  Other Information

Item 1.  Legal Proceedings....................................................23

Item 2.  Changes in Securities and Use of Proceeds and Issuer Purchases
         of Equity Securities.................................................23

Item 3.  Default Upon Senior Securities.......................................24

Item 4.  Submission of Matters to a Vote of Security Holders..................24

Item 5.  Other Information....................................................24

Item 6.  Exhibits and Reports on Form 8-K.....................................24

Signatures....................................................................25

Certifications................................................................26

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

                              FINANCIAL STATEMENTS
                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
             March 31, 2004 (Unaudited), December 31, 2003 (Audited)
                         and March 31, 2003 (Unaudited)

                                                                               March 31,           December 31,           March 31,
                                                                                 2004                 2003                  2003
                                                                             ------------         ------------          ------------
ASSETS
    Cash and due from banks                                                  $  8,023,673         $  9,803,272          $  8,965,986
    Federal funds sold                                                         13,135,000           25,220,000            37,160,000
    Interest-bearing due from banks                                               330,923              330,930                34,748
                                                                             ------------         ------------          ------------
                                         Total cash and cash equivalents       21,489,596           35,354,202            46,160,734
    Investment securities available-for-sale, at fair value                    22,217,390           20,119,777             4,058,495
    Investment securities held-to-maturity (fair value
        of $17,917,000, 17,042,000 and $10,695,000,
       respectively)                                                           17,221,214           16,558,153            10,223,240
    Loans and lease financing receivables, net                                129,763,724          119,833,989           122,183,245
    Premises and equipment, net                                                 1,345,083            1,313,995               904,503
    Accrued interest receivable                                                 1,030,255              906,958               894,671
    Cash surrender value of life insurance                                      7,816,322            7,730,600             7,473,434
    Other assets                                                                3,108,825            3,288,463             2,655,610
                                                                             ------------         ------------          ------------
                                                            Total assets     $203,992,409         $205,106,137          $194,553,932
                                                                             ============         ============          ============
LIABILITIES
    Noninterest-bearing demand deposits                                      $ 37,163,893         $ 37,947,577          $ 40,078,981
    Interest-bearing transaction deposits                                      32,104,881           32,467,678            29,887,026
    Savings and money market deposits                                          64,391,506           63,680,697            57,029,834
    Time deposits, $100,000 and over                                           25,950,385           26,565,347            24,745,449
    Other time deposits                                                        18,646,061           19,453,317            20,144,430
                                                                             ------------         ------------          ------------
                                                          Total deposits      178,256,726          180,114,616           171,885,720
    Accrued interest payable and other liabilities                              3,345,753            3,520,242             3,055,775
                                                                             ------------         ------------          ------------
                                                       Total liabilities      181,602,479          183,634,858           174,941,495
    Commitments and contingencies  (see accompanying notes)

SHAREHOLDERS' EQUITY
    Common stock, no par value; 10,000,000 shares authorized; 1,484,823 shares at March 31, 2004 1,457,594 shares at December 31, 2003 and 1,392,138 shares at March 31, 2003 issued and
        outstanding                                                            15,615,193           15,061,636            12,895,500
    Retained earnings                                                           6,649,314            6,386,083             6,635,241
    Accumulated other comprehensive income                                        125,423               23,560                81,696
                                                                             ------------         ------------          ------------
                                              Total shareholders' equity       22,389,930           21,471,279            19,612,437
                                                                             ------------         ------------          ------------
                              Total liabilities and shareholders' equity     $203,992,409         $205,106,137          $194,553,932
                                                                             ============         ============          ============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

               For the three months ended March 31, 2004 and 2003


                                                                   2004             2003
                                                               -----------      -----------
INTEREST INCOME
    Loans and leases                                           $ 2,193,173      $ 2,442,703
    Taxable securities                                             202,946           53,436
    Tax-exempt securities                                          161,466          108,601
    Federal funds sold                                              47,241           76,160
    Dividends                                                            0                0
                                                               -----------      -----------
                                 Total interest income           2,604,826        2,680,900
INTEREST EXPENSE
    Interest-bearing transaction deposits                           11,595           12,862
    Savings and money market deposits                               98,408          126,213
    Time deposits, $100,000 and over                               170,425          195,915
    Other time deposits                                            101,845          130,402
                                                               -----------      -----------
                                 Total interest expense            382,273          465,392
                                                               -----------      -----------
           NET INTEREST INCOME                                   2,222,553        2,215,508
    Provision for loan and lease losses                                  0           20,000
                                                               -----------      -----------
                                 NET INTEREST INCOME AFTER
                                 PROVISION FOR LOAN AND
                                 LEASE LOSSES                    2,222,553        2,195,508
NON-INTEREST INCOME                                                421,366          404,096
NON-INTEREST EXPENSE
  Salaries and employee benefits                                   953,042          843,996
  Premises and equipment                                           222,470          181,645
  Other                                                            540,438          535,856
                                                               -----------      -----------
                                 Total non-interest expense      1,715,950        1,561,497
                                                               -----------      -----------
                                 Income before provision
                                 for income taxes                  927,969        1,038,107
  Provision for income taxes                                       282,399          344,378
                                                               -----------      -----------

                                 NET INCOME                    $   645,570      $   693,729
                                                               ===========      ===========

                                 NET INCOME PER SHARE          $       .44      $       .47
                                                               ===========      ===========

                                 NET INCOME PER SHARE
                                 ASSUMING DILUTION             $       .40      $       .43
                                                               ===========      ===========

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

      For the three months ended March 31, 2004 (Unaudited), and the years ended December 31, 2003 (Audited) and 2002 (Audited)


                                                                                                        Accumulated
                                                                                                           Other
                              Comprehensive            Common  Stock                  Retained         Comprehensive
                                  Income            Shares        Amount              Earnings             Income          Total
                              -------------       ----------    -------------     -------------       -------------   -------------

BALANCE AT
   JANUARY 1, 2002                                1,333,504     $  11,025,885     $   5,483,779       $    161,398    $  16,671,062

5% stock dividend                                    65,742         1,775,026        (1,775,026)
Fractional shares                                                                       (13,951)                            (13,951)
Redemption and retirement
  of stock                                          (14,596)         (121,257)         (223,345)                           (344,602)
Stock options exercised and
 related tax benefits                                16,496           256,571                                               256,571
Net income for the year       $   2,744,333                                           2,744,333                           2,744,333
Other comprehensive loss,
  net of tax:
  Unrealized holding gains
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $51,125                      (73,103)
                              -------------
Other comprehensive loss,
  net of taxes                      (73,103)                                                               (73,103)         (73,103)
                              -------------       ---------     -------------     -------------       ------------    -------------

Total comprehensive income    $   2,671,230
                              =============

BALANCE AT
  DECEMBER 31, 2002                               1,401,146     $  12,936,225     $   6,215,790       $     88,295    $  19,240,310

5% stock dividend                                    68,665         1,997,422        (1,997,422)
Fractional shares                                                                       (14,193)                            (14,193)
Redemption and retirement
  of stock                                          (38,987)         (361,296)         (729,099)                         (1,090,395)
Stock options exercised and
  related tax benefits                               26,770           489,285                                               489,285
Net income for the year       $   2,911,007                                           2,911,007                           2,911,007
Other comprehensive income,
  net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $45,274                      (64,735)
                              -------------
Other comprehensive income,
  net of taxes                      (64,735)                                                               (64,735)         (64,735)
                              -------------       ---------     -------------     -------------        -----------    -------------

Total comprehensive income    $   2,846,272
                              =============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)

      For the three months ended March 31, 2004 (Unaudited), and the years ended December 31, 2003 (Audited) and 2002 (Audited)


                                                                                                          Accumulated
                                                                                                             Other
                               Comprehensive             Common  Stock               Retained            Comprehensive
                                  Income             Shares        Amount            Earnings                Income          Total
                               --------------    -------------   ---------------     -------------    --------------    ------------

BALANCE AT
  DECEMBER 31, 2003                              1,457,594       $   15,061,636      $   6,386,083    $       23,560   $ 21,471,279

Redemption and retirement
  of stock                                            (572)              (5,909)           (11,133)                         (17,042)
Cash dividend of $.25 per share                                                           (371,206)                        (371,206)
Stock options granted                                                    10,368                                              10,368
Stock options exercised and
  related tax benefits                              27,801              549,098                                             549,098
Net income for the period      $      645,570                                              645,570                          645,570
Other comprehensive income,
  net of tax:
  Unrealized holding gains
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $ 71,239                       101,863
                               --------------
Other comprehensive income,
  net of taxes                        101,863                                                                101,863        101,863
                               --------------    -------------   ---------------     -------------    --------------   -------------

Total comprehensive income     $      747,433
                               ==============


BALANCE AT
 MARCH 31, 2004                                  1,484,823       $   15,615,193      $   6,649,314    $      125,423   $ 22,389,930
                                                 =============   ===============     =============    ==============   ============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

               For the three months ended March 31, 2004 and 2003


                                                                                                   2004               2003
                                                                                              --------------     --------------
OPERATING ACTIVITIES
    Net income                                                                                $      645,570     $      693,729
    Adjustments to reconcile net income
        to net cash provided by operating activities:
            Provision for loan and lease losses                                                            0             20,000
            Depreciation                                                                              72,376             53,306
            Amortization and other                                                                    34,715             13,287
            Stock options granted                                                                     10,368
            Net change in interest receivable                                                       (123,297)           (95,390)
            Net change in cash surrender value
               of life insurance                                                                     (85,722)           (85,722)
            Net change in other assets                                                               108,399            355,265
            Net change in interest payable and other liabilities                                    (174,489)          (318,390)
                                                                                              --------------     --------------
                                               NET CASH PROVIDED BY OPERATING ACTIVITIES             487,920            636,085
INVESTING ACTIVITIES
    Purchases of securities held-to-maturity                                                        (990,047)          (778,009)
    Purchases of securities available-for-sale                                                    (4,982,240)        (1,001,231)
    Proceeds from maturing securities held-to-maturity                                               300,000            470,000
    Proceeds from maturing securities available-for-sale                                           3,050,000            750,000
    Net change in loans and leases                                                                (9,929,735)         3,065,937
    Purchases of premises and equipment                                                             (103,464)           (82,112)
                                                                                              --------------     --------------
                                        NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES         (12,655,486)         2,424,585

FINANCING ACTIVITIES
    Net change in demand, interest-bearing
        transaction and savings deposits                                                      $     (435,672)    $   11,804,732
    Net change in time deposits                                                                   (1,422,218)            92,736
    Cash dividend paid                                                                              (371,206)
    Stock repurchases                                                                                (17,042)          (411,731)
    Stock options exercised                                                                          549,098             96,728
                                                                                              --------------     --------------
                                        NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES          (1,697,040)        11,582,465
                                                                                              --------------     --------------
                                                 NET CHANGE IN CASH AND CASH EQUIVALENTS         (13,864,606)        14,643,135
    Cash and cash equivalents at beginning of period                                              35,354,202         31,517,599
                                                                                              --------------     --------------
                                              CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   21,489,596     $   46,160,734
                                                                                              ==============     ==============

SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION:

Cash paid during the year for:
     Interest expense                                                                         $      382,539     $      466,326

SUPPLEMENTAL DISCLOSURES OF
     NONCASH ACTIVITIES:
Net change in unrealized gains and losses on securities                                       $      173,102     $      (11,213)
Net change in deferred income taxes on unrealized
     gains and losses on securities                                                           $      (71,239)    $        4,614

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (Unaudited)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Sonoma Valley Bancorp and Subsidiary (the "Company") at March 31, 2004 and results of operations for the three months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results through December 31, 2004.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Sonoma Valley Bancorp and its wholly owned subsidiary Sonoma Valley Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Commitments

The Company has no outstanding performance letters of credit at March 31, 2004 and March 31, 2003.

Note 4 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding. The weighted average number of common shares used in computing the net income per common share for the period ending March 31, 2004 was 1,479,930 and for the period ending March 31, 2003 was 1,465,661.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding. The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending March 31, 2004 was 1,613,282 and for the period ending March 31, 2003 was 1,604,187.

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

                                                              March 31,        March 31,
                                                                2003             2004
                                                           -------------     -------------

    Net Income, as reported                                $     693,729     $     645,570
    Deduct: Total stock-based compensation expense
      determined under fair value based method for all
      awards, net of related tax effects                         (44,975)          (31,000)
                                                           -------------     -------------
    Pro forma net income                                   $     648,754     $     614,570
                                                           =============     =============

Net income per share:
    Basic - As reported                                              .47               .44
    Basic - Pro forma                                                .44               .42
    Diluted - As reported                                            .43               .40
    Diluted - Pro forma                                              .40               .38


Note 6 - Employee Benefit Plans

The Bancorp provides retirement plans to its key officers and directors. The plans are unfunded and provide for the Bancorp to pay the officers and directors specified amounts for specified periods after retirement. The amount of pension expense related to this plan, and the components of pension expense for the quarters ended March 31, 2004 and 2003 are as follows:


                                                              Directors                           Officers
                                                  --------------------------------     -------------------------------
                                                       2004                2003              2004             2003
                                                  --------------     -------------     -------------     -------------

Service cost                                      $       15,802     $      17,847     $      46,004     $      54,555
Interest cost on projected benefit obligation              5,455             3,410            17,272            20,854
Amortization of unrecognized liability at
 transition                                                                                   (7,534)           (9,687)
                                                  --------------     -------------     -------------     -------------
Net periodic pension cost recognized              $       21,257      $     21,257     $      55,722     $      65,722
                                                  ==============      ============     =============     =============

                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
               For the three months ended March 31, 2004 and 2003
                             (dollars in thousands)

                                                              2004                            2003
                                                              ----                            ----
ASSETS                                       Average       Income/       Yield/       Average      Income/      Yield/
                                             Balance       Expense        Rate        Balance      Expense       Rate
                                            ---------      ---------     ------     ---------     ---------     -----
Interest-earning assets:
Loans(2):
  Commercial                                $  88,158      $   1,549       7.07%    $  85,981     $   1,632      7.70%
  Consumer                                     12,268            215       7.05%       12,410           238      7.78%
  Real estate construction                     17,141            334       7.84%       20,403           411      8.17%
  Real estate mortgage                          2,233             50       9.01%        5,290           110      8.43%
  Tax exempt loans (1)                          3,069             64       8.39%        3,184            66      8.41%
  Leases                                           43              3      28.06%           97             6     25.09%
  Tax exempt leases (1)                             3              0       0.00%           63             3     19.31%
  Unearned loan fees                             (414)                                   (424)
                                            ---------      ---------                ---------     ---------
         Total loans                          122,501          2,215       7.27%      127,004         2,466      7.87%
Investment securities
  Available for sale:
         Taxable                               23,190            200       3.47%        3,655            50      5.55%
  Hold to maturity:
         Taxable                                  398              3       3.03%          205             3      5.93%
         Tax exempt (1)                        16,751            245       5.88%        9,463           165      7.07%
                                            ---------      ---------                ---------     ---------
         Total investment securities           40,339            448       4.47%       13,323           218      6.64%
Federal funds sold                             20,520             47        .92%       26,425            76      1.17%
                FHLB Stock                        295              0       0.00%          282             0      0.00%
Total due from banks/Interest bearing             331              0       0.00%           34             0      0.00%
                                            ---------      ---------                ---------     ---------
  Total interest earning assets               183,986      $   2,710       5.92%      167,068     $   2,760      6.70%
                                                           =========                              =========
Noninterest-bearing assets:
  Reserve for loan losses                      (2,574)                                 (2,798)
  Cash and due from banks                       9,214                                   8,660
  Premises and equipment                        1,331                                     903
  Other assets                                 11,741                                  10,828
                                            ---------                               ---------
           Total assets                     $ 203,698                               $ 184,661
                                            =========                               =========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing deposits
         Interest bearing transaction       $  32,127      $      12       0.15%    $  26,862     $      13      0.20%
         Savings deposits                      63,355             98       0.62%       54,092           126      0.94%
         Time deposits over $100,000           26,344            170       2.60%       25,351           196      3.14%
         Other time deposits                   19,094            102       2.15%       19,974           130      2.64%
                                            ---------      ---------                ---------     ---------
           Total interest bearing
                    deposits                  140,920            382       1.09%      126,279           465      1.49%
Federal funds purchased                             0              0       0.00%            0             0      0.00%
  Other short term borrowings                       0              0       0.00%            0             0      0.00%
                                            ---------      ---------                ---------     ---------
           Total interest bearing
                     liabilities              140,920      $     382       1.09%      126,279     $     465      1.49%
                                                           =========                              =========
Non interest bearing liabilities:
  Non interest bearing demand deposits         37,165                                  35,645
  Other liabilities                             3,373                                   3,176
  Shareholders' equity                         22,240                                  19,561
                                            ---------                               ---------
         Total liabilities and
                   shareholders' equity     $ 203,698                               $ 184,661
                                            =========                               =========
Interest rate spread                                                       4.83%                                 5.21%
                                                                          =====                                 =====
Interest income                                            $   2,710       5.92%                  $   2,760      6.70%
Interest expense                                                 382        .84%                        465      1.13%
                                                           ---------      -----                   ---------     -----
Net interest income/margin                                 $   2,328       5.08%                  $   2,295      5.57%
                                                           =========                              =========

(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2004 and 2003.
(2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $70,344 and $100,981 for the three months ended March 31, 2004 and 2003, respectively, were amortized to the appropriate interest income categories.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      For the Three Month Periods
      Ended March 31, 2004 and 2003

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

Overview

The Company continues to be profitable, however, net income decreased by $48, 159 from $693,729 in 2003 to $645,570 in 2004. The decrease in net income is a result of the 49 basis point decline in the net interest margin from 5.57% in 2003 to 5.08% in 2004. Additionally the bank opened a new branch, Banco de Sonoma, during the first quarter and expenses associated with that combined to lower net income. On a per share basis, net income equaled $.44 compared with $.47 per share during the same period in 2003. The March 2003 per share amount has been adjusted for the 5% stock dividend declared in June 2003.

Return on average total assets on an annualized basis for the three-month periods was 1.28% and 1.52% respectively. Return on average shareholders' equity on an annualized basis for the same periods was 11.68% and 14.39%, respectively. The decline in the return on average assets in 2004 is the result of the increase in average assets and lower income during the period and the lower return on equity is the result of the growth in equity through earnings and the decrease in income for the three month period of 2004.

Income during the first quarter of 2004 is lower than 2003 due to the decline in the net interest margin which is a result of the lower fed funds target rate and the prime rate which follows the fed funds rate. The most recent decline was mid year 2003 and the full impact of the decline is now evident. The Company has experienced pressure to refinance loans for customers and many of the loans are tied to the prime lending rate and have repriced accordingly.

The most significant event affecting the Company's growth is the opening of the Banco de Sonoma branch in Boyes Hot Springs. Initially, this will have a negative effect on the Income Statement creating about $200,000 in additional expense for the Company. The branch is offering services to the Latino community in our market place. Management identified this as a niche which was underserved and a opportunity for future growth and profitability. All employees at the branch are bilingual and able to offer full service banking. An additional product which has been added is the ability for the customer to effect an immediate transfer of funds to Mexico. Management anticipates that the growth in the branch will be slow and steady and profitable within three years.

Total shareholders' equity increased by $918,651 or 4.2% during the quarter. The Company reported net income of $646,000, paid out $371,000 for cash dividends declared in February, 2004 and paid in March, 2004, the bank repurchased shares and paid out $17,000 and the directors exercised options and paid in $328,000. The tax benefit on these options exercised was $221,000, which also increases equity. The company repurchased 572 shares and issued 27,801 shares for options exercised. On April 6, 2004, the Company began a tender offer to purchase up to 100,000 shares of stock at $35.00 per share set to expire May 14, 2004. See page 6 for detail of "Changes in Shareholder Equity."

RESULTS OF OPERATIONS

Net interest Income

Net interest income is the difference between total interest income and total interest expense. Net interest income, adjusted to a fully taxable equivalent basis, as shown on the table- Average Balance, Yields and Rates Paid, on page 10, is higher than net interest income on the statement of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($105,000 in 2004 and $79,000 in 2003, based on a 34% federal income tax rate).

The improvement in net interest income for the three months ended March 31, 2004 (stated on a fully taxable equivalent basis) is a result of the net effect of a $50,000 decrease in interest income offset by a larger decline in interest expense of $83,000, showing a increase of $33,000. The decrease in interest income is a result of the decline in the fed funds rate and the prime lending rate in June 2003.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin for 2004 declined to 5.08% from 5.57% for the same period in 2003.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) decreased by $50,000 to $2.7 million in the three months of 2004, a 1.81% decrease over the $2.8 million realized during the same period in 2003.

The $50,000 decrease was a result of the 25 basis point decline in the prime lending rate in June, 2003 and higher yielding loans refinancing at lower interest rates. The decrease in interest income occurred in spite of an increase in average earning assets of $16.9 million or 10.13% from $167.1 million in 2003 to $184.0 million in 2004.

Interest Expense

Total interest expense declined by $83,000 to $382,000. The average rate paid on all interest- bearing liabilities declined from 1.49% in 2003 to 1.09% in 2004. Average balances of earning liabilities increased from $126.3 million to $140.9 million, an 11.6% gain in deposits. The increase in volume of average balances was responsible for a $26,000 increase in interest expense together with a $109,000 decrease in expense related to lower interest rates resulting in lower interest expense of $83,000.

Individual components of interest income and interest expense are provided in the table-Average Balances, Yields and Rates Paid on page 10.

Provision for Loan Losses

The provision for loan losses charged to operations is based on the Company's monthly evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding. Due to managements' evaluation and assessment of the loan portfolio there was no provision for loan losses during the first quarter. Management anticipates that loan growth will increase in the second quarter which could necessitate an additional provision to the reserve for loan losses. The provision for loan losses in 2003 was $20,000.

The economic climate continues to slowly improve and the non-accrual portfolio dropped to below 1% of total loans during the first three months of 2004, down over half from the level in the first three months of 2003. Loans charged-off were $270,412, one loan represented over 99.9% of this figure and recoveries were $9,846 for the three months of 2004 compared with $32,850 in charge-offs and $1,680 in recoveries for the same period in 2003.

Non-interest Income

Non-interest income of $421,000 increased 4.21% over the $404,000 recorded in the comparable period in 2003. Services Charges were up due to growth in customer activity offset by a decline in loan referral income which is a result of the decline in loan refinancings and new purchase loans.

Non-interest Expense

Total non-interest expense increased 9.9% to $1.72 million during the three months of 2004 from $1.56 million for the same period in 2003. Non-interest expense on an annualized basis represented 3.39% of average total assets in 2004 compared with 3.43% in the comparable period in 2003. The slight decrease in the 2004 expense ratio reflects managements' efforts to control the increase in expense as average assets showed an increase of 10.31% or $19.0 million to $203.7 million in 2004 from $184.7 million in 2003.

Salaries and benefits increased 12.92% from $844,000 in 2003 to $953,000 in 2004. The 2004 increase is the result of the additional staffing and benefits required for the Banco de Sonoma branch which opened first quarter and the effect of a 64.9% increase in the cost of Workers Compensation insurance when comparing first quarter 2004 with first quarter 2003.

Expense related to premises and equipment increased 23.2% to $223,000 in 2004 from $181,000 in 2003. The increase in expense in 2004 is a result of a remodel of the Sonoma Branch and the opening of the Banco de Sonoma branch. The bank continues to emphasize security in its computer operations and equipment and software are monitored and upgraded as appropriate to ensure confidentiality of customer and company data.

Other operating expenses increased by only 0.7% in 2004 to $540,000 from $536,000 in 2003. The bank continues to utilize professional assistance where appropriate and will be imaging many of the documents held within the bank to enable employees to access information more quickly.

Provision for Income Taxes

The provision for income taxes declined to an effective tax rate of 30.43% for the three months of 2004 compared with 33.17% for the three months of 2003. The lower effective tax rate is a reflection of the increase of municipal securities in the investment portfolio. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

BALANCE SHEET ANALYSIS

Investments

Investment securities were $39.4 million at March 31, 2004, a 7.5% increase from the $36.7 million at December 31, 2003 and a 176.1% increase from $14.3 million at March 31, 2003. The significant increase in the portfolio is management's attempt to generate higher earnings by moving funds from Fed Funds Sold to higher yielding investments. The Company will usually maintain an investment portfolio of securities rated A or higher by Standard and Poor's and or Moody's Investors Service. Local tax-exempt bonds are occasionally purchased without an A rating.

Securities are classified as held to maturity, if the Company has both the intent and the ability to hold these securities to maturity. As of March 31, 2004, the Company had securities totaling $17.2 million with a market value of $17.9 million categorized as held to maturity. Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.

Securities are classified as available for sale if the Company intends to hold these debt securities for an indefinite period of time, but not necessarily to maturity. Investment securities which are categorized as available for sale are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity. Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy. Securities held in the available for sale category are recorded at market value, which is $22.2 million compared to an amortized cost of $23.0 million as of March 31, 2004.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses are recognized in the accounts upon sale, or at such time as management determines that a permanent decline in value exists.

Loans

The Company's loan portfolio was $132.1 million at March 31, 2004, or 74.1% of total deposits. This compares with $122.5 million, or 68.0% of total deposits, at December 31, 2003 and $125.0 million, or 72.7% of total deposits, at March 31, 2003. A comparative schedule of average loan balances is presented in the table on page 10; period end and year-end balances are presented in the following table.


                              March 31,     Percentage     December 31,     Percentage      March 31,       Percentage
                                2004          of Total        2003           of Total         2003           of Total
                             ------------   ----------     ------------     ----------     ------------     --------

Commercial                   $ 98,282,959         74.1%    $ 92,197,984           75.0%    $ 85,802,958         68.4%
Consumer                       13,289,577         10.0%      11,750,131            9.6%      11,868,556          9.5%
Real estate construction       18,280,825         13.8%      16,646,907           13.5%      23,458,920         18.7%
Real estate mortgage            2,703,348          2.0%       2,231,244            1.8%       4,092,951          3.3%
Leases                             35,476          0.1%          79,884            0.1%         149,976          0.1%
                             ------------   ----------     ------------     ----------     ------------     --------
                              132,592,185        100.0%     122,906,150          100.0%     125,373,361        100.0%
                                            ==========                      ==========                      ========
Deferred loan fees
 and costs, net                  (454,402)                     (437,536)                       (419,324)
Allowance for loan
 and lease losses              (2,374,059)                   (2,634,625)                     (2,770,792)
                             ------------                  ------------                    ------------

                             $129,763,724       100.0%     $119,833,989          100.0%    $122,183,245        100.0%
                             ============   =========      ============     ==========     ============     ========


Risk Elements

The majority of the Company's loan activity is with customers located within Sonoma County. Approximately 86% of the total loan portfolio is secured by real estate located in the Company's service area.

Significant concentrations of credit risk may exist if a number of loan customers are engaged in similar activities and have similar economic characteristics. The Company believes it has policies in place to identify problem loans and to monitor concentrations of credits.

Non Performing Assets

There were $1.2 million nonaccrual loans and no loans 90 days or more past due and still accruing at March 31, 2004 down from $2.3 million nonaccrual loans and no loans 90 days or more past due and still accruing at March 31, 2003.

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

Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated. However, as of March 31, 2004 the Company believes its overall allowance for loan losses is adequate based on its analysis of conditions at that time.

At March 31, 2004, the allowance for loan losses was $2.4 million, or 1.80% of period-end loans, compared with $2.6 million, or 2.15% at December 31, 2003 and $2.8 million, or 2.22% at March 31, 2003.

An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.


                                            For the Three     For the Year          For the Three
                                             Months Ended        Ended               Months Ended
                                               3/31/04          12/31/03               3/31/03

Balance beginning of year                 $     2,634,625     $     2,781,962      $     2,781,962
Charge-offs:
  Commercial                                     (270,000)           (142,572)                   0
  Consumer                                           (412)            (41,161)             (32,850)
                                          ---------------     ---------------      ---------------

                      Total charge-offs          (270,412)           (183,733)             (32,850)
Recoveries:

  Commercial                                        8,500               8,320                  640
  Consumer                                          1,346               8,076                1,040
                                          ---------------     ---------------      ---------------

                       Total recoveries             9,846              16,396                1,680

Net charge-offs                                  (260,566)           (167,337)             (31,170)
Provision charged to operations                         0              20,000               20,000
                                          ---------------     ---------------      ---------------
Balance end of period                     $     2,274,059     $     2,634,625      $     2,770,792
                                          ===============     ===============      ===============
Ratio of net charge-offs
 annualized to average loans                         0.86%               0.14%                0.10%
Balance in allowance as a percentage                 1.80%               2.15%                2.22%
  of loans outstanding at period end

Deposits

A comparative schedule of average deposit balances is presented in the table on page 10; period end and year-end deposit balances are presented in the following table.

                               March 31,     Percentage     December 31,   Percentage       March 31,     Percentage
                                 2004         of Total         2003          of Total         2003         of Total
                             ------------    ----------     ------------   ----------     ------------    ---------

Interest bearing
 transaction deposits        $ 32,104,881          18.0%    $ 32,467,678         18.0%    $ 29,887,026          17.4%
Savings deposits               64,391,506          36.1%      63,680,697         35.4%      57,029,834          33.2%
Time deposits,
$100,000 and over              25,950,385          14.6%      26,565,347         14.7%      24,745,449          14.4%
Other time deposits            18,646,061          10.5%      19,453,317         10.8%      20,144,430          11.7%
                             ------------    ----------     ------------   ----------     ------------    ----------
Total interest bearing
  deposits                    141,092,833          79.2%     142,167,039         78.9%     131,806,739          76.7%
Demand deposits                37,163,893          20.8%      37,947,577         21.1%      40,078,981          23.3%
                             ------------    ----------     ------------   ----------     ------------    ----------
Total deposits               $178,256,726         100.0%    $180,114,616        100.0%    $171,885,720         100.0%
                             ============    ==========     ============   ==========     ============    ==========


Total deposits decreased by $1.9 million, during the three months of 2004, to $178.3 million from $180.1 million at December 31, 2003. Other time deposits showed the largest decrease of $807,000 or 4.15% to $26.0 million as of March 31, 2003 from $26.6 million at December 31, 2003. Non interest bearing demand declined by $784,000 or 2.07% from $37.9 million at December 31, 2003 to $37.2 million as of March 31, 2004. Interest bearing checking accounts and time deposits greater than $100,000 declined by 1.12% and 2.31% to $32.1 million and $26.0 respectively in March, 2003. Savings deposits increased $711,000 or 1.12% to $64.4 million from December 31, 2003. With the future of interest rates uncertain the Company cannot predict how quickly rates may change on deposit accounts which could cause the net interest margin to decline which could lower net income.

Risk-Based Capital

The Federal Deposit Insurance Corporation (FDIC) has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off- balance sheet exposures. Under current guidelines, as of March 31, 2004, the Company was required to have minimum Tier I and total risk-based capital ratios of 4% and 8% respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios should be 6% and 10% respectively.

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

The table below presents Tier 1 capital, total capital and total risk-weighted assets at March 31, 2004, along with the related risk-based capital ratio and leverage ratio.

(dollars in thousands)

       Total
    Risked-based     TIER 1                  TOTAL               Leverage
       Assets        Capital      Ratio     Capital     Ratio     Ratio
    ------------     --------     -----     -------     -----    --------

    $173,286         $ 20,979     12.11%    $23,148     13.36%   10.32%

Off Balance Sheet Commitments

The Company's off balance sheet commitments consist of commitments to extend credit of $32.1 million and standby letters of credit of $465,000. These commitments are extended to customers in the normal course of business. The
Company also has contractual obligations consisting of operating leases for various facilities and payments to participants under the Company's supplemental executive retirement plan and deferred compensation plan.

The following table summarizes the Company's contractual obligations as of March 31, 2004.


                                                        Payments due by period

Contractual Obligations
                                                     Less than                                More than
                                     Total            1 year      1-3 years     3-5 years      5 years
Operating Lease Obligations          1,550,371       302,802      871,413       376,156           -
Executive Officer and
Director Supplemental
Retirement                           1,806,480         5,239       30,710       194,377       1,576,154
Deferred Compensation                1,032,586        13,424       17,554       111,106         890,502


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

     Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e. depositis/borrowings) positions as the beginning base. The forecast balance sheet is processed against four interest rate scenarios. The scenarios include a 100 and 200 basis point rising rate forecasts, a flat rate forecast and a 100 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon. The Company's 2004 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from year-end 2003 balances. The following table summarizes the effect on net interest income (NII) of a +/-100 and +200 basis point change in interest rates as measured against a constant rate (no change) scenario.

Interest Rate Risk Simulation of Net Interest Income as of March 31, 2004 (In thousands)

Variation from a constant rate scenario      $ Change in NII
          +200bp                             $   696
          +100bp                                 300
          -100bp                                (217)

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

     The Company controls its long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than its long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of March 31, 2004 for the Company's interest-bearing assets and interest-bearing liabilities, and the Company's interest rate sensitivity gap as a percentage of total interest-earning assets. The table shows $77.6 million in fixed rate loans over 5 years. Many variable rate credit lines reached floors in 2003, and were reclassified to the fixed rate category. As soon as interest rates increase, the loans will no longer be at floors and will reclass back to the floating rate category.


MARCH 31, 2004                            3 months     12 months     3 years     5 years       15 years      >15 years       Totals
                                          --------     ---------     ---------   ---------     ---------     ---------     ---------
(in thousands)

ASSETS:
  Fixed rate investments                  $     894    $   3,392     $  13,023   $   4,842     $  16,311     $     977     $  39,439
  Variable rate investments                       0            0             0           0             0           295           295
  Fixed rate loans                           11,958       15,256        14,351      30,332        44,570         2,695       119,162
  Variable rate loans                        11,055        1,180             0           0             0             0        12,235
  Interest-bearing balances due from banks       35                                                                               35
  Fed funds sold                             13,135                                                                           13,135
                                          ---------    ---------     ---------   ---------     ---------     ---------     ---------
     Interest bearing assets                 37,077       19,828        27,374      35,174        60,881         3,967       184,301
                                          ---------    ---------     ---------   ---------     ---------     ---------     ---------

LIABILITIES:
  Interest bearing transaction deposits      32,105                                                                           32,105
  Savings deposits                           64,391                                                                           64,391
  Time Deposits                                                                                                                    0
     Fixed rate >100m                         8,305        9,988         5,584       2,055                                    25,932
     Fixed rate <100m                         5,926        7,609         3,968       1,118                                    18,621
     Floating rate >100m                                                                                                           0
     Floating rate <100m                         44                                                                               44
  Borrowings                                      0                                                                                0
                                          ---------    ---------     ---------   ---------     ---------     ---------     ---------
    Interest Bearing Liabilities          $ 110,771    $  17,597     $   9,552   $   3,173     $       0     $       0     $ 141,093
                                          ---------    ---------     ---------   --------      ---------     ---------     ---------

Rate Sensitivity Gap                        (73,694)       2,231        17,822      32,001        60,881         3,967
                                          ---------    ---------     ---------   ---------     ---------     ---------     ---------
Cumulative Rate Sensitivity Gap             (73,694)     (71,463)      (53,641)    (21,640)       39,241        43,208
                                          ---------    ---------     ---------   ---------     ---------     ---------     ---------

Cumulative Position to Total Assets          -36.13%      -35.03%       -26.30%     -10.61%        19.24%        21.18%

                                          ---------    ---------     ---------    --------     ---------     ---------     ---------

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                  MARKET RISK

Information regarding Quantitative and Qualitative Disclosures about Market Risk appears on page 20 through 22 under the caption "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Market Risk Management" and is incorporated herein by reference.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following chart summarizes the Company repurchases of the Company's common shares as part of the Company's repurchase plan.


                              (a)                     (b)                     (c)                       (d)
                                                                                                     Maximum
                                                                                                     Number
                                                                                                 (or Approximate
                                                                         Total Number of         Dollar Value) of
                                                                        Shares (or Units)       Shares (or Units)
                                                                        Purchased as Part        that May Yet be
                        Total Number of                                    of Publicly           Purchased Under
                       Shares (or Units)       Average PricePaid        Announced Plans or         the Plans or
      Period               Purchased          per Share (or Unit)            Programs                Programs
Month #1:                     189                   $29.375
1/1/04 - 1/31/04
Month #2:                     383                   $30.00
2/1/04 - 2/29/04
Month #3:                       0                        0
3/1/04 - 3/31/04

Total                         572                   $29.79

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

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                    31.1 Certification  of CEO  pursuant  to Section  302 of the
                         Sarbanes-Oxley Act

                    31.2 Certification  of CFO  pursuant  to Section  302 of the
                         Sarbanes-Oxley Act

                    32 Certification of CEO and CFO pursuant to Section 906 of the Sarbanes- Oxley Act

         (b)      Reports on Form 8-K

                  Date of Report         Date of Event        Item Reported
                  --------------         -------------        -------------

                  January 22, 2004     January 15, 2004       Press Release
                                                              announcing year
                                                              end results

                  February 24, 2004    February 18, 2004      Declaration of
                                                              cash dividend

                  April 16, 2004       April 15, 2004         Press Release
                                                              announcing results
                                                              of first quarter

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                           SONOMA VALLEY BANCORP




Date:   May 13, 2004                /s/ Mel Switzer Jr.
     ----------------------         --------------------------------------------
                                    Mel Switzer, Jr.
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date:  May 13, 2004                 /s/ Mary Quade Dieter
     ---------------------          --------------------------------------------
                                    Mary Quade Dieter
                                    Executive Vice President
                                    Chief Operating Officer and Chief
                                    Financial Officer
                                    (Principal Financial Accounting Officer)