Form 10-Q
period 2004-06-30
SONOMA VALLEY BANCORP
filed 2004-08-12
CIK 1120427

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended: June 30, 2004


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

The number of shares outstanding of the registrant's Common Stock, no par value, as of August 6, 2004 was 2,142,103.

INDEX

Part 1 Financial Information                                        Page Number
                                                                    -----------

Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets at June 30, 2004,
         December 31, 2003 and June 30, 2003..................................3

         Consolidated Statements of Operations for the
         three months and six months ended June 30, 2004 and 2003.............4

         Consolidated Statements of Changes in Shareholders Equity
         for the six months ended June 30, 2004,
         and the years ended December 31, 2003 and 2002.......................5

         Consolidated Statements of Cash Flows for the
         six months ended June 30, 2004 and 2003..............................7

         Notes to Consolidated Financial Statements...........................8

         Average Balances, Yields and Rates Paid
         for the six months ended June 30, 2004 and 2003.....................10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operation........................11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...........25

Item 4.  Controls and Procedures.............................................25


Part II  Other Information

Item 1.  Legal Proceedings...................................................26

Item 2.  Changes in Securities and Use of Proceeds and Issuer Purchases of
         Equity Securities...................................................26

Item 3.  Default Upon Senior Securities......................................26

Item 4.  Submission of Matters to a Vote of Security Holders.................27

Item 5.  Other Information...................................................27

Item 6.  Exhibits and Reports on Form 8-K....................................27

Signatures...................................................................29

Certifications...............................................................30

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

                              FINANCIAL STATEMENTS
                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
             June 30, 2004 (Unaudited), December 31, 2003 (Audited)
                          and June 30, 2003 (Unaudited)

                                                                               June 30,         December 31,     June 30,
                                                                                 2004              2003           2003
                                                                             ------------     ------------     ------------
ASSETS
    Cash and due from banks                                                  $ 11,703,947     $  9,803,272     $  9,076,170
    Federal funds sold                                                          2,850,000       25,220,000       26,840,000
    Interest-bearing due from banks                                                35,234          330,930          330,719
                                                                             ------------     ------------     ------------
                                  Total cash and cash equivalents              14,589,181       35,354,202       36,246,889
    Investment securities available-for-sale, at fair value                    24,305,780       20,119,777       14,045,526
    Investment securities held-to-maturity (fair value
        of $17,754,000, $17,042,000 and $11,803,000,
         respectively)                                                         17,724,113       16,558,153       11,165,263
    Loans and lease financing receivables, net                                139,468,818      119,833,989      119,318,628
    Premises and equipment, net                                                 1,365,588        1,313,995        1,117,100
    Accrued interest receivable                                                 1,116,202          906,958          908,680
    Cash surrender value of life insurance                                      7,891,610        7,730,600        7,559,156
    Other assets                                                                3,681,787        3,288,463        2,629,646
                                                                             ------------     ------------     ------------
                                                     Total assets            $210,143,079     $205,106,137     $192,990,888
                                                                             ============     ============     ============
LIABILITIES
    Noninterest-bearing demand deposits                                      $ 43,813,055     $ 37,947,577     $ 39,193,991
    Interest-bearing transaction deposits                                      32,377,851       32,467,678       29,619,477
    Savings and money market deposits                                          68,092,556       63,680,697       56,662,440
    Time deposits, $100,000 and over                                           24,840,625       26,565,347       24,466,069
    Other time deposits                                                        18,555,309       19,453,317       19,833,979
                                                                             ------------     ------------     ------------
                                                   Total deposits             187,679,396      180,114,616      169,775,956
    Accrued interest payable and other liabilities                              3,495,595        3,520,242        3,208,416
                                                                             ------------     ------------     ------------
                                                Total liabilities             191,174,991      183,634,858      172,984,372
    Commitments and contingencies  (see accompanying notes)

SHAREHOLDERS' EQUITY
    Common stock, no par value; 10,000,000 shares authorized; 2,100,719 shares at June 30, 2004 1,457,594 shares at December 31, 2003 and 1,451,786 shares at June 30, 2003 issued and
        outstanding                                                            14,916,010       15,061,636       14,967,466
    Retained earnings                                                           4,268,298        6,386,083        4,882,517
    Accumulated other comprehensive income (loss)                                (216,220)          23,560          156,533
                                                                             ------------     ------------     ------------
                                       Total shareholders' equity              18,968,088       21,471,279       20,006,516
                                                                             ------------     ------------     ------------
                       Total liabilities and shareholders' equity            $210,143,079     $205,106,137     $192,990,888
                                                                             ============     ============     ============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                   For the Three Months                For the Six Months
                                                                       Ended June 30,                    Ended June 30,
                                                                  2004              2003            2004                2003
                                                             -------------     -------------     -------------     -------------

INTEREST INCOME
  Loans and leases                                           $   2,438,882     $   2,276,001     $   4,632,055     $   4,718,704
  Taxable securities                                               223,418            88,392           426,364           141,828
  Tax-exempt securities                                            164,568           109,492           326,034           218,093
  Federal funds sold                                                17,327            93,395            64,568           169,555
  Dividends                                                          5,756             7,095             5,756             7,095
                                                             -------------     -------------     -------------     -------------
                                   Total interest income         2,849,951         2,574,375         5,454,777         5,255,275
INTEREST EXPENSE
  Interest-bearing transaction deposits                             12,362            15,119            23,957            27,981
  Savings and money market deposits                                104,599           120,058           203,007           246,271
  Time deposits, $100,000 and over                                 163,004           184,525           333,429           380,440
  Other time deposits                                               97,170           122,480           199,015           252,882
                                                             -------------     -------------     -------------     -------------
                                  Total interest expense           377,135           442,182           759,408           907,574
                                                             -------------     -------------     -------------     -------------
NET INTEREST INCOME                                              2,472,816         2,132,193         4,695,369         4,347,701
  Provision for loan and lease losses                               30,000                 0            30,000            20,000
                                                             -------------     -------------     -------------     -------------

                                     NET INTEREST INCOME
                                     AFTER PROVISION FOR
                                          LOAN AND LEASE
                                                  LOSSES         2,442,816         2,132,193         4,665,369         4,327,701
NON-INTEREST INCOME                                                390,746           436,925           812,112           841,021
NON-INTEREST EXPENSE
  Salaries and employee benefits                                 1,057,762           815,644         2,010,804         1,659,640
  Premises and equipment                                           209,639           183,376           432,109           365,021
  Other                                                            555,947           509,675         1,096,385         1,045,531
                                                             -------------     -------------     -------------     -------------
                              Total non-interest expense         1,823,348         1,508,695         3,539,298         3,070,192
                                                             -------------     -------------     -------------     -------------
                                 Income before provision
                                        for income taxes         1,010,214         1,060,423         1,938,183         2,098,530
  Provision for income taxes                                       318,621           353,545           601,020           697,923
                                                             -------------     -------------     -------------     -------------

                                              NET INCOME     $     691,593     $     706,878     $   1,337,163     $   1,400,607
                                                             =============     =============     =============     =============
NET INCOME PER SHARE                                         $         .32     $         .32     $         .61     $         .64
                                                             =============     =============     =============     =============
NET INCOME PER SHARE-
ASSUMING DILUTION                                            $         .29     $         .29     $         .56     $         .58
                                                             =============     =============     =============     =============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

     For the six months ended June 30, 2004(Unaudited), and the years ended
                 December 31, 2003 (Audited) and 2002 (Audited)


                                                                                              Accumulated
                                                                                                Other
                             Comprehensive        Common  Stock               Retained       Comprehensive
                                Income         Shares      Amount             Earnings         Income               Total
                             -------------    ---------   -------------    --------------   --------------     -------------

BALANCE AT
   JANUARY 1, 2002                            1,333,504   $  11,025,885    $    5,483,779   $      161,398     $  16,671,062

5% stock dividend                                65,742       1,775,026        (1,775,026)
Fractional shares                                                                 (13,951)                           (13,951)
Redemption and retirement
  of stock                                      (14,596)       (121,257)         (223,345)                          (344,602)
Stock options exercised and
 related tax benefits                            16,496         256,571                                              256,571
Net income for the year      $   2,744,333                                      2,744,333                          2,744,333
Other comprehensive loss,
  net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $51,125                     (73,103)
                             -------------
Other comprehensive loss,
  net of taxes                     (73,103)                                                        (73,103)          (73,103)
                             -------------    ---------   -------------    --------------   --------------     -------------

Total comprehensive income   $   2,671,230
                             =============

BALANCE AT
  DECEMBER 31, 2002                           1,401,146   $  12,936,225    $    6,215,790   $       88,295     $  19,240,310

5% stock dividend                                68,665       1,997,422        (1,997,422)
Fractional shares                                                                 (14,193)                           (14,193)
Redemption and retirement
  of stock                                      (38,987)       (361,296)         (729,099)                        (1,090,395)
Stock options exercised and
  related tax benefits                           26,770         489,285                                              489,285
Net income for the year      $   2,911,007                                      2,911,007                          2,911,007
Other comprehensive loss,
  net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $45,274                     (64,735)
                             -------------
Other comprehensive loss,
  net of taxes                     (64,735)                                                        (64,735)          (64,735)
                             -------------    ---------   -------------    --------------   --------------     -------------

Total comprehensive income   $   2,846,272
                             =============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)

     For the six months ended June 30, 2004(Unaudited), and the years ended
                 December 31, 2003 (Audited) and 2002 (Audited)


                                                                                                   Accumulated
                                                                                                     Other
                                    Comprehensive       Common   Stock            Retained        Comprehensive
                                        Income        Shares      Amount          Earnings            Income               Total
                                 ----------------    ---------    ------------    ------------    ----------------     ------------


BALANCE AT
  DECEMBER 31, 2003                                  1,457,594    $ 15,061,636    $   6,386,083     $       23,560     $ 21,471,279

Redemption and retirement
  of stock                                                (601)         (6,218)         (11,839)                            (18,057)
Cash dividend of $.25 per
share                                                                                  (371,206)                           (371,206)
Stock options granted                                                   41,472                                               41,472
Stock options exercised and
  related tax benefits                                  69,693       1,235,343                                            1,235,343
Redemption of stock
  under tender offer                                  (126,208)     (1,416,223)      (3,071,903)                         (4,488,126)
  3 for 2 stock split (declared in
  July 2004 - shown retroactive
  for reporting purposes)                              700,241
Net income for the period          $   1,337,163                                      1,337,163                           1,337,163
Other comprehensive loss,
  net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $ 167,693                        (239,780)
                                  --------------
Other comprehensive loss,
  net of taxes                          (239,780)                                                         (239,780)        (239,780)
                                   -------------     ---------    ------------    -------------     --------------     ------------


Total comprehensive income         $   1,097,383
                                   =============


BALANCE AT
 June 30, 2004                                       2,100,719    $ 14,916,010    $   4,268,298     $     (216,220)    $ 18,968,088
                                                     =========    ============    =============     ==============     ============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                 For the six months ended June 30, 2004 and 2003


                                                                                        2004                 2003
                                                                                   --------------      -------------
OPERATING ACTIVITIES
    Net income                                                                     $   1,337,163       $   1,400,607
    Adjustments to reconcile net income
        to net cash provided by operating activities:
            Provision for loan and lease losses                                           30,000              20,000
            Depreciation                                                                 148,763             108,995
            Gain on sale of premise and equipment                                            (45)                  0
            Amortization and other                                                        64,861              41,153
            Stock options granted                                                         41,472                   0
            Net change in interest receivable                                           (209,244)           (109,399)
            Net change in cash surrender value
               of life insurance                                                        (161,010)           (171,444)
            Net change in other assets                                                  (225,631)            335,892
            Net change in interest payable and other liabilities                         (24,647)           (165,749)
                                                                                   ------------        -------------
                                  NET CASH PROVIDED BY OPERATING ACTIVITIES            1,001,682           1,460,055
INVESTING ACTIVITIES
    Purchases of securities held-to-maturity                                          (1,984,960)         (2,766,843)
    Purchases of securities available-for-sale                                        (8,154,337)        (10,884,142)
    Proceeds from maturing securities held-to-maturity                                   765,000           1,505,000
    Proceeds from maturing securities available-for-sale                               3,550,000             750,000
    Net change in loans and leases                                                   (19,664,829)          5,930,553
    Purchases of premises and equipment                                                 (200,311)           (350,398)
                                                                                   -------------       -------------
                                      NET CASH USED BY INVESTING ACTIVITIES          (25,689,437)         (5,815,830)

FINANCING ACTIVITIES
    Net change in demand, interest-bearing
        transaction and savings deposits                                           $  10,187,510       $  10,284,799
    Net change in time deposits                                                       (2,622,730)           (497,095)
    Cash dividend paid                                                                  (371,206)                  0
    Stock repurchases                                                                 (4,506,183)         (1,080,123)
    Stock options exercised                                                            1,235,343             377,484
                                                                                   -------------       -------------
                                   NET CASH PROVIDED BY FINANCING ACTIVITIES           3,922,734           9,085,065
                                                                                   -------------       -------------
                                     NET CHANGE IN CASH AND CASH EQUIVALENTS         (20,765,021)          4,729,290
    Cash and cash equivalents at beginning of period                                  35,354,202          31,517,599
                                                                                   -------------       -------------
                                  CASH AND CASH EQUIVALENTS AT END OF PERIOD       $  14,589,181       $  36,246,889
                                                                                   =============       =============

SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION:

Cash paid during the year for:
    Interest expense                                                               $     765,148       $     914,317
    Income taxes                                                                   $     115,000       $     280,000

SUPPLEMENTAL DISCLOSURES OF
     NONCASH ACTIVITIES:
Net change in unrealized gains and losses on securities available for sale         $    (407,473)      $     115,961
Net change in deferred income taxes on unrealized
     gains and losses on securities                                                $     167,693       $     (47,723)

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2004
                                   (Unaudited)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Sonoma Valley Bancorp and Subsidiary (the "Company") at June 30, 2004 and results of operations for the three and six months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the operating results through December 31, 2004.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Sonoma Valley Bancorp and its wholly owned subsidiary Sonoma Valley Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Commitments

The Company has no outstanding performance letters of credit at June 30, 2004 and June 30, 2003.

Note 4 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding. The weighted average number of common shares used in computing the net income per common share for the period ending June 30, 2004 was 2,191,136 and for the period ending June 30, 2003 was 2,194,449.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding. The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending June 30, 2004 was 2,389,336 and for the period ending June 30, 2003 was 2,402,238.

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


                                                            For the Three Months           For the Six Months
                                                                Ended June 30                 Ended June 30
                                                            2004            2003           2004             2003
                                                        -----------     -----------     -----------     -----------
    Net Income, as reported                             $   691,593     $   706,878     $ 1,337,163     $ 1,400,607
    Deduct: Total stock-based
       compensation expense determined
       under fair value based method for all
       awards, net of related tax effects                   (31,000)        (44,975)        (62,000)        (89,950)
                                                        -----------     -----------     -----------     -----------
    Pro forma net income                                $   660,593     $   661,903     $ 1,275,163     $ 1,310,657
                                                        ===========     ===========     ===========     ===========
Net income per share:
    Basic - As reported                                         .32             .32             .61             .64
    Basic - Pro forma                                           .30             .30             .58             .60
    Diluted - As reported                                       .29             .29             .56             .58
    Diluted - Pro forma                                         .28             .28             .53             .55

Note 6 - Employee Benefit Plans

The Bancorp provides retirement plans to its key officers and directors. The plans are unfunded and provide for the Bancorp to pay the officers and directors specified amounts for specified periods after retirement. The amount of pension expense related to this plan, and the components of pension expense for the six months ended June 30, 2004 and 2003 are as follows:


                                                            Directors                            Officers
                                                  -------------------------------     ------------------------------
                                                      2004               2003             2004               2003
                                                  -------------     -------------     -------------     ------------
Service cost                                      $      31,604     $      35,694     $      92,140     $    100,811
Interest cost on projected benefit obligation            10,909             6,819            34,552           38,534
Amortization of unrecognized liability at
 transition                                                                                 (15,089)         (17,901)
                                                  -------------     -------------     -------------     ------------
Net periodic pension cost recognized              $      42,513     $      42,513     $     111,603     $    121,444
                                                  =============     =============     =============     ============

Note 7 - Subsequent Event

On July 21, 2004, the Company's Board of Directors declared a 3 for 2 stock split on outstanding common stock to be distributed on August 26, 2004, to holders of record on August 6, 2004. As a result of the split, approximately 700,241 shares of common stock will be distributed. The balance sheet and statement of changes in shareholders' equity have been retroactively adjusted for financial reporting purposes to present the stock split as of June 30, 2004. All data with respect to net income per common share and weighted average number of shares outstanding has also been retroactively adjusted to reflect the stock split. In addition, the Board of Directors declared a $.25 per share cash dividend to be distributed on August 26, 2004, to holders of record on August 6, 2004, after reflecting the stock split.

                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
                 For the six months ended June 30, 2004 and 2003
                             (dollars in thousands)

                                                              2004                                 2003
                                                              ----                                 ----
ASSETS                                      Average        Income/      Yield/      Average        Income/      Yield/
                                            Balance       Expense        Rate       Balance       Expense        Rate
                                           --------     -----------     ------     --------     -----------     -----
Interest-earning assets:
Loans(2):
  Commercial                               $ 92,696     $     3,267      7.09%     $ 84,518     $     3,162      7.54%
  Consumer                                   13,307             458      6.92%       12,175             464      7.69%
  Real estate construction                   18,038             686      7.65%       20,099             795      7.98%
  Real estate mortgage                        3,353             132      7.92%        4,508             193      8.63%
  Tax exempt loans (1)                        3,067             128      8.39%        3,182             132      8.37%
  Leases                                         37               5     27.18%           85              13     30.84%
  Tax exempt leases (1)                           2               0      0.00%           63               7     22.41%
  Unearned loan fees                           (440)                                   (415)
                                           --------     -----------                 -------     -----------
         Total loans                        130,060           4,676      7.23%      124,215           4,766      7.74%
Investment securities
  Available for sale:
         Taxable                             23,574             417      3.56%        7,313             134      3.70%
  Hold to maturity:
         Taxable                                396               5      2.54%          378               8      4.27%
         Tax exempt (1)                      16,943             494      5.86%        9,544             330      6.97%
                                           --------     -----------                --------     -----------
         Total investment securities         40,913             916      4.50%       17,235             472      5.52%
Federal funds sold                           14,032              64      0.92%       29,179             170      1.17%
                FHLB Stock                      495               6      2.44%          285               7      4.95%
Total due from banks/Interest bearing           274               4      2.94%           71               0      0.00%
                                           --------     -----------                --------     -----------
  Total interest earning assets             185,774     $     5,666      6.13%      170,985     $     5,415      6.39%
                                                        ===========                             ===========
Noninterest-bearing assets:
  Reserve for loan losses                    (2,475)                                 (2,785)
  Cash and due from banks                     9,530                                   8,783
  Premises and equipment                      1,355                                     972
  Other assets                               11,863                                  10,919
                                           --------                                --------
           Total assets                    $206,047                                $188,874
                                           ========                                ========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing deposits
         Interest bearing transaction      $ 32,935     $        24      0.15%     $ 29,000     $        28      0.19%
         Savings deposits                    65,316             203      0.63%       55,168             246      0.90%
         Time deposits over $100,000         25,747             333      2.60%       24,930             381      3.08%
         Other time deposits                 18,904             199      2.12%       19,897             253      2.56%
                                           --------     -----------                --------     -----------
         Total interest bearing deposits    142,902             759      1.07%      128,995             908      1.42%
Federal funds purchased                           0               0      0.00%            0               0      0.00%
  Other short term borrowings                     0               0      0.00%            0               0      0.00%
                                           --------     -----------                --------     -----------
           Total interest bearing
                     liabilities            142,902     $       759      1.07%      128,995     $       908      1.42%
                                                        ===========                             ===========
Non interest bearing liabilities:
  Non interest bearing demand deposits       38,154                                  36,949
  Other liabilities                           3,397                                   3,180
  Shareholders' equity                       21,594                                  19,750
                                           --------                                --------
         Total liabilities and
         shareholders' equity              $206,047                                $188,874
                                           ========                                ========
Interest rate spread                                                     5.06%                                   4.97%
                                                                         ====                                   =====
Interest income                                         $     5,666      6.13%                  $     5,415      6.39%
Interest expense                                                759      0.82%                          908      1.07%
                                                        -----------      ----                   -----------     -----
Net interest income/margin                              $     4,907      5.31%                  $     4,507      5.32%
                                                        ===========      ====                   ===========     =====

(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2004 and 2003.
(2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $139,809 and $188,870 for the six months ended June 30, 2004 and 2003, respectively, were amortized to the appropriate interest income categories.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward Looking Statements

  For the Six Month Periods
  Ended June 30, 2004 and 2003

With the exception of historical facts stated herein, the matters discussed in this Form 10-Q are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operation of Sonoma Valley Bancorp's wholly owned subsidiary, Sonoma Valley Bank (the "Bank"), projected costs and expenses related to operations of the bank, liquidity, capital resources, and the availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this Form 10-Q, the following; (i) increased competition from other banks, savings and loan associations, thrift and loan associations, finance companies, credit unions, offerors of money market funds, and other financial institutions; (ii) the risks and uncertainties relating to general economic and political conditions, both domestically and internationally, including, but not limited to, inflation, or natural disasters affecting the primary service area of the Bank or its major industries; or (iii) changes in the laws and regulations governing the Bank's activities at either the state or federal level. Readers of this Form 10-Q are cautioned not to put undue reliance on "forward looking" statements which, by their nature, are uncertain as reliable indicators of future performance. Sonoma Valley Bancorp disclaims any obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

Overview

The Company continues to be profitable, however, net income decreased by $63,444 from $1,400,607 for the six months ended June 30, 2003 to $1,337,163 for the six months ended June 30, 2004. The decrease in net income is a result expenses associated with the opening of a new branch, Banco de Sonoma, during the first quarter and the recognition of expense for stock options granted during January 2004. Additionally, the Company experienced a decline in income associated with loan referral fees. The Company now originates most of the mortgage loans previously outsourced to a vendor. The net effect of these items combined to lower net income. On a per share basis, net income equaled $.61 compared with $.64 per share during the same period in 2003.

Return on average total assets on an annualized basis for the six-month periods was 1.31% in 2004 and 1.50% in 2003. Return on average shareholders' equity on an annualized basis for the same periods was 12.45% and 14.30%, respectively. The decline in the return on average assets in 2004 is the result of the increase in average assets and lower income during the period and the lower return on equity is the result of the decrease in income for the six month period of 2004.

Income for the six month period ending June 30, 2004 is lower than 2003 due to the decline in interest rates on loans, the significant decline in loan referral income, the increase in operating expense due to the new Banco de Sonoma Branch and the expensing of stock options. The Company has experienced pressure to refinance loans for customers and many of the loans are tied to the prime lending rate and have repriced accordingly.

The most significant event affecting the Company's growth is the opening of the Banco de Sonoma branch in Boyes Hot Springs. Initially, this will have a negative effect on the Income Statement by creating in excess of $200,000 in additional expense for the Company. The branch is offering services to the Latino community in our market place. Management identified this as a niche which was under served and an opportunity for future growth and profitability. All employees at the branch are bilingual and able to offer full service banking. An additional product which has been added is the ability for the customer to effect an immediate transfer of funds to Mexico. Management anticipates that the growth in the branch will be slow and steady and profitable within three or four years.

Total shareholders' equity declined by $2.5 Million or 11.66% for the six months ended June 30, 2004. On May 21, 2004, the Company closed the tender offer to purchase 100,000 shares of stock at $35.00 per share. The Company exercised its right to purchase an additional number of shares up to 2% of the outstanding shares or approximately 29,696 shares. In total the Company purchased 126,208 shares of stock at the conclusion of the tender offer for $4,488,126 including expenses associated with the offering, lowering equity. In addition to the tender offer, the Company repurchased and retired 601 shares of stock for $18,000. For the six months ending June 30, 2004 the Company reported net income of $1,337,000 and paid out $371,000 in cash dividends in March, 2004. The directors and officers exercised 69,693 options which added $841,000 to the capital accounts. The tax benefit on these options exercised was $395,000, which also increases equity. See page 6 for detail of "Changes in Shareholder Equity."

RESULTS OF OPERATIONS

Net interest Income

Net interest income is the difference between total interest income and total interest expense. Net interest income, adjusted to a fully taxable equivalent basis, as shown on the table- Average Balance, Yields and Rates Paid, on page 10, is higher than net interest income on the statement of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($211,000 in 2004 and $160,000 in 2003, based on a 34% federal income tax rate).

The improvement in net interest income for the six months ended June 30, 2004 (stated on a fully taxable equivalent basis) is a result of the net effect of a $251,000 increase in interest income offset by a decline in interest expense of $149,000, resulting in an increase of $400,000. The increase in interest income is a result of the growth in the loan portfolio offset by the low rates paid on deposit accounts which was a result of the decline in the fed funds rate and the prime lending rate in June 2003.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin for 2004 declined to 5.31% from 5.32% for the same period in 2003.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) increased by $251,000 to $5.7 million in the six months of 2004, a 4.6% increase over the $5.4 million realized during the same period in 2003.

The $251,000 increase was the net effect of the growth in the loan portfolio offset by the 25 basis point decline in the prime lending rate in June, 2003 and higher yielding loans refinancing at lower interest rates. Average earning assets grew 8.65% from $171.0 in 2003 to $185.8 in 2004.

Interest Expense

Total interest expense declined by $148,000 to $759,000. The average rate paid on all interest- bearing liabilities declined from 1.42% in 2003 to 1.07% in 2004. Average balances of earning liabilities increased from $129.0 million to $142.9 million, a 10.8% gain in deposits. The increase in volume of average balances was responsible for a $49,000 increase in interest expense which was more than offset by a $197,000 decrease in expense related to lower interest rates.

Individual components of interest income and interest expense are provided in the table-Average Balances, Yields and Rates Paid on page 10.

Provision for Loan Losses

The provision for loan losses charged to operations is based on the Company's monthly evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding. Due to managements' evaluation and assessment of the loan portfolio as a result of loan growth, a provision of $30,000 was made in 2004 compared to $20,000 during the same period of 2003. Management anticipates that loan growth will increase in the third quarter which could necessitate an additional provision to the reserve for loan losses. The provision for loan losses at year end 2003 was $20,000.

The economic climate continues to slowly improve and the non-accrual portfolio dropped to below 1% of total loans during the first six months of 2004, down over half from the level in the first six months of 2003. Loans charged-off were $290,604 (one loan represented over 92.9% of this figure) and recoveries were $12,041 for the six months of 2004 compared with $38,249 in charge-offs and $9,418 in recoveries for the same period in 2003.

Non-interest Income

Non-interest income of $812,000 decreased 3.4% from the $841,000 recorded in the comparable period in 2003. The Company has experienced a decline in loan referral income which is a result of the decline in loan refinancings and new purchase loans, offset by an increase in service charge income.

Non-interest Expense

Total non-interest expense increased 15.3% to $3.5 million during the first six months of 2004 from $3.1 million for the same period in 2003. Non-interest expense on an annualized basis represented 3.45% of average total assets in 2004 compared with 3.28% in the comparable period in 2003. The increase in the 2004 expense ratio largely reflects expenses incurred with the opening of our new branch, Banco de Sonoma and the expensing of stock options.

Salaries and benefits increased 21.2% from $1.7 million in 2003 to $2.0 million in 2004. The 2004 increase is largely the result of the additional staffing and benefits required for the Banco de Sonoma branch which opened during the first quarter; and the effect of a 64.9% increase in the cost of Workers Compensation insurance when comparing the six months ended June 30, 2004 with the same period of 2003. Additionally, the Company began expensing stock options awarded in 2004. At June 30, 2004, total full time equivalent employees were 56 compared to 48 in 2003.

Expense related to premises and equipment increased 18.4% to $432,000 in 2004 from $365,000 in 2003. The increase in expense in 2004 is a result of a remodel of the Sonoma Branch and the opening of the Banco de Sonoma branch. The bank continues to emphasize security in its computer operations and equipment and software are monitored and upgraded as appropriate to ensure confidentiality of customer and company data. The company continues to emphasize the utilization of technology to generate efficiencies throughout the organization.

Other operating expenses increased by 4.9% in 2004 to $1.1 million from $1.0 million in 2003. The bank continues to utilize professional assistance where appropriate and bank insurance expense showed a large increase in 2004 due to increases in premiums and additional coverages purchased.

Provision for Income Taxes

The provision for income taxes declined to an effective tax rate of 31.01% for the six months of 2004 compared with 33.26% for the six months of 2003. The lower effective tax rate is a reflection of the increase of municipal securities in the investment portfolio. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

BALANCE SHEET ANALYSIS

Investments

Investment securities were $42.0 million at June 30, 2004, a 14.6% increase from the $36.7 million at December 31, 2003 and a 66.7% increase from $16.8 million at June 30, 2003. The significant increase in the portfolio is management's attempt to generate higher earnings by moving funds from Fed Funds Sold to higher yielding investments. The Company will usually maintain an investment portfolio of securities rated A or higher by Standard and Poor's and or Moody's Investors Service. Local tax-exempt bonds are occasionally purchased without an A rating.

Securities are classified as held to maturity, if the Company has both the intent and the ability to hold these securities to maturity. As of June 30, 2004, the Company had securities totaling $17.7 million with a market value of $17.7 million categorized as held to maturity. Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.

Securities are classified as available for sale if the Company intends to hold these debt securities for an indefinite period of time, but not necessarily to maturity. Investment securities which are categorized as available for sale are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity. Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy. Securities held in the available for sale category are recorded at market value, which is $24.3 million compared to an amortized cost of $24.7 million as of June 30, 2004.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses are recognized in the accounts upon sale, or at such time as management determines that a permanent decline in value exists.

Loans

The Company's loan portfolio was $141.9 million at June 30, 2004, or 75.6% of total deposits. This compares with $122.5 million, or 68.0% of total deposits, at December 31, 2003 and $122.1 million, or 71.9% of total deposits, at June 30, 2003. A comparative schedule of average loan balances is presented in the table on page 10; period-end and year-end balances are presented in the following table.


                                    June 30,      Percentage      December 31,   Percentage        June 30,      Percentage
                                      2004         of Total          2003         of Total          2003         of Total
                                 ------------     ----------     ------------    ----------     ------------     ----------

Commercial                       $101,715,639           71.4%    $ 92,197,984          75.0%    $ 89,840,964           73.3%
Consumer                           14,327,942           10.1%      11,750,131           9.6%      11,359,551            9.3%
Real estate construction           20,742,197           14.6%      16,646,907          13.5%      17,448,570           14.2%
Real estate mortgage                5,526,690            3.9%       2,231,244           1.8%       3,748,583            3.1%
Leases                                 27,790            0.0%          79,884           0.1%          93,277            0.1%
                                 ------------     ----------     ------------     ---------      -----------    ----------
                                  142,340,258          100.0%     122,906,150         100.0%     122,490,945          100.0%
                                                  ==========                      =========                      ==========
Deferred loan fees
 and costs, net                      (485,378)                       (437,536)                      (399,186)
Allowance for loan
 and lease losses                  (2,386,062)                     (2,634,625)                    (2,773,131)
                                 ------------                    ------------                   ------------

                                 $139,468,818          100.0%    $119,833,989         100.0%    $119,318,628          100.0%
                                 ============     ==========     ============     =========     ============     ==========

Risk Elements

The majority of the Company's loan activity is with customers located within Sonoma County. Approximately 87% of the total loan portfolio is secured by real estate located in the Company's service area.

Significant concentrations of credit risk may exist if a number of loan customers are engaged in similar activities and have similar economic characteristics. The Company believes it has policies in place to identify problem loans and to monitor concentrations of credits.

Non Performing Assets

There were $1.1 million nonaccrual loans and no loans 90 days or more past due and still accruing at June 30, 2004 down from $3.1 million nonaccrual loans and no loans 90 days or more past due and still accruing at June 30, 2003.

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

Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated. However, as of June 30, 2004 the Company believes its overall allowance for loan losses is adequate based on its analysis of conditions at that time.

At June 30, 2004, the allowance for loan losses was $2.4 million, or 1.68% of period-end loans, compared with $2.6 million, or 2.15% at December 31, 2003 and $2.8 million, or 2.27% at June 30, 2003.

An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.


                                          For the Six Months         For the Year      For the Six Months
                                                Ended                   Ended                 Ended
                                               6/30/04                 12/31/03              6/30/03

Balance beginning of year                   $     2,634,625      $     2,781,962     $     2,781,962
Charge-offs:
  Commercial                                       (290,000)            (142,572)             (4,955)
  Consumer                                             (604)             (41,161)            (33,294)
                                            ---------------      ---------------     ---------------

                      Total charge-offs            (290,604)            (183,733)            (38,249)
Recoveries:

  Commercial                                         10,695                8,320               4,480
  Consumer                                            1,346                8,076               4,938
                                            ---------------      ---------------     ---------------

                       Total recoveries              12,041               16,396               9,418

Net charge-offs                                    (278,563)            (167,337)            (28,831)
Provision charged to operations                      30,000               20,000              20,000
                                            ---------------      ---------------     ---------------
Balance end of period                       $     2,386,062      $     2,634,625     $     2,773,131
                                            ===============      ===============     ===============
Ratio of net charge-offs
 annualized to average loans                           0.43%                0.14%               0.05%
Balance in allowance as a percentage                   1.68%                2.15%               2.27%
  of loans outstanding at period end

Deposits

A comparative schedule of average deposit balances is presented in the table on page 10; period end and year-end deposit balances are presented in the following table.

                            June 30,      Percentage      December 31,    Percentage      June 30,        Percentage
                             2004          of Total           2003         of Total         2003           of Total
                         ------------     ----------     ------------     ----------     ------------     ----------
Interest bearing
 transaction deposits    $ 32,377,851           17.3%    $ 32,467,678           18.0%    $ 29,619,477           17.4%
Savings deposits           68,092,556           36.3%      63,680,697           35.4%      56,662,440           33.4%
Time deposits,
$100,000 and over          24,840,625           13.2%      26,565,347           14.7%      24,466,069           14.4%
Other time deposits        18,555,309            9.9%      19,453,317           10.8%      19,833,979           11.7%
                         ------------     ----------     ------------     ----------     ------------     ----------
Total interest bearing

  deposits                143,866,341           76.7%     142,167,039           78.9%     130,581,965           76.9%
Demand deposits            43,813,055           23.3%      37,947,577           21.1%      39,193,991           23.1%
                         ------------     ----------     ------------     ----------     ------------     ----------
Total deposits           $187,679,396          100.0%    $180,114,616          100.0%    $169,775,956          100.0%
                         ============     ==========     ============     ==========     ============     ==========

Total deposits increased by $7.6 million, during the six months of 2004, to $187.7 million from $180.1 million at December 31, 2003. Non interest bearing demand deposits showed the greatest increase of $5.9 million or 15.5% to $43.8 million at June 30, 2004 from $37.9 million as of December 31, 2003 and an increase of $4.6 million or 11.8% increase from $39.2 million as of June 30, 2003. Savings deposits increased $4.4 million or 6.9% to $68.1 million from $63.7 million as of December 31, 2003 or $11.4 million and 20.2% from $56.7 million as of June 30, 2003.


When comparing December 31, 2003, the Company showed declines in all other categories of deposits. Time deposits greater than $100,000, other time deposits and interest bearing checking declined by 6.5%, 4.6% and .28% to $24.8 million, $18.6 million and $32.4 million, respectively. Of those three, interest bearing checking and time deposits greater than $100,000 show increases over June 30, 2003 of 9.3% and 1.5% from $29.6 million and $24.5 million, respectively. Only the category of other time deposits declined by 6.4% from $19.8 million at June 30, 2003 to $18.6 million as of June 30, 2004. Customers may be allowing funds to accumulate in savings accounts rather than time deposits to more readily take advantage of future interest rate increases.

With the future of interest rates uncertain the Company cannot predict how quickly rates may change on deposit accounts which could cause the net interest margin to decline, resulting in lower net income.

Risk-Based Capital

The Federal Deposit Insurance Corporation (FDIC) has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off- balance sheet exposures. Under current guidelines, as of June 30, 2004, the Company was required to have minimum Tier I and total risk-based capital ratios of 4% and 8% respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios should be 6% and 10% respectively.

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

The table below presents Tier 1 capital, total capital and total risk-weighted assets at June 30, 2004, along with the related risk-based capital ratio and leverage ratio.

(dollars in thousands)


         Total
      Risked-based      TIER 1                  TOTAL                 Leverage
         Assets        Capital       Ratio     Capital      Ratio      Ratio
      ------------     ---------     -----     --------     -----     --------

      $181,316         $ 17,384      9.59%     $ 19,652     10.84%     8.37%

Off Balance Sheet Commitments

The Company's off balance sheet commitments consist of commitments to extend credit of $34.2 million and standby letters of credit of $410,000. These commitments are extended to customers in the normal course of business. The
Company also has contractual obligations consisting of operating leases for various facilities and payments to participants under the Company's supplemental executive retirement plan and deferred compensation plan.

The following table summarizes the Company's contractual obligations as of June 30, 2004.


                                                       Payments due by period

Contractual Obligations
                                              Less than                              More than
                                  Total        1 year     1-3 years     3-5 years     5 years
Operating Lease Obligations     1,550,371     302,802     871,413       376,156          -
Executive Officer and
Director Supplemental
Retirement                      1,879,336       5,450      31,949       202,216      1,639,721
Deferred Compensation           1,065,051      13,846      18,106       114,599        918,500


Market Risk Management

     Overview. Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its loan, investment and deposit functions. The goal for managing the assets and liabilities of the Company is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Company to undue interest rate risk. The Board of Directors has overall responsibility for the interest rate risk management policies. Sonoma Valley Bank has an Asset and Liability Management Committee (ALCO) that establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates.

     Asset/Liability Management. Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits and investing in securities. Interest rate risk is the primary market risk associated with asset/liability management. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. When interest rates increase the market value of securities held in the investment portfolio declines. This decline is offset by an increase in earnings. When interest rates decline, the market value of securities increases while earnings decrease due to the bank's asset sensitivity caused by the variable rate loans. The Company is able to mitigate it's risk from changes in interest rates with this balance sheet structure. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin and market value of equity under changing interest environments. The Company uses simulation models to forecast earnings, net interest margin and market value of equity.

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

Interest Rate Risk Simulation of Net Interest Income as of June 30, 2004 (In thousands)

Variation from a constant rate scenario     $ Change in NII
                  +200bp                    $   382
                  +100bp                        178
                  -100bp                       (118)

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

     The Company has more liabilities than assets subject to repricing during the next year. However, because the Company's asset rates change more quickly than deposit rates, the Company's interest income will change more than the cost of funds when rates change. Its net interest margin should therefore increase somewhat when rates increase and shrink somewhat when rates fall.

     The Company controls its long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than its long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of June 30, 2004 for the Company's interest-bearing assets and interest-bearing liabilities, and the Company's interest rate sensitivity gap as a percentage of total interest-earning assets. The table shows $81.5 million in fixed rate loans over 5 years. Many variable rate credit lines reached floors in 2003, and were reclassified to the fixed rate category. As soon as interest rates increase, the loans will no longer be at floors and will reclass back to the floating rate category.


June 30, 2004                      3 months       12 months       3 years       5 years        15 years     >15 years      Totals
                                  ----------     ----------     ----------     ----------     --------     ---------     ---------
(in thousands)

ASSETS:
  Fixed rate investments          $    1,250     $    2,355     $   15,682     $    6,195     $   15,571   $     977     $  42,030
  Variable rate investments                0              0              0              0              0         697           697
  Fixed rate loans                    11,540         19,156         18,672         31,745         47,101       2,695       130,909
  Variable rate loans                  9,377            995              0              0              0           0        10,372
  Interest-bearing balances due
  from banks                              35                                                                                    35

  Fed funds sold                       2,850                                                                                 2,850
                                  ----------     ----------     ----------     ----------     ----------   ---------     ----------
     Interest bearing assets          25,052         22,506         34,354         37,940         62,672       4,369       186,893
                                  ----------     ----------     ----------     ----------     ----------   ---------     ----------

LIABILITIES:
  Interest bearing transaction
  deposits                            32,378                                                                                32,378
  Savings deposits                    68,093                                                                                68,093
  Time Deposits                                                                                                                  0

     Fixed rate >100m                  9,368          7,284          6,532          1,757                                   24,941
     Fixed rate <100m                  5,661          7,660          4,070          1,040                                   18,431
     Floating rate >100m                                                                                                         0
     Floating rate <100m                  23                                                                                    23

  Borrowings                               0                                                                                     0
                                  ----------     ----------     ----------     ----------     ----------   ---------     ---------

   Interest Bearing Liabilities   $  115,523     $   14,944     $   10,602     $    2,797     $        0   $       0     $  143,86
                                  ----------     ----------     ----------     ----------     ----------   ---------     ---------

Rate Sensitivity Gap                 (90,471)         7,562         23,752         35,143          62,672      4,369
                                  ----------     ----------     ----------     ----------     -----------  ---------
Cumulative Rate Sensitivity Gap      (90,471)       (82,909)       (59,157)       (24,014)         38,658     43,027
                                  ----------     ----------     ----------     ----------     -----------  ---------
Cumulative Position to
Total Assets                          -43.14%        -39.53%        -28.21%        -11.45%          18.43%     20.52%
                                  ==========     ==========     ==========     ==========     ===========  =========

For the Three Month Periods
Ended June 30, 2004 and 2003

Overview

The Company reported net income of $692,000 for the second quarter of 2004 compared with $707,000 for the second quarter of 2003. On a per share basis, net income for the three months ended June 30, 2004 equaled $.32 per share compared with $.32 per share during the same period in 2003.

Return on average total assets on an annualized basis for the three months ended June 30, 2004 and 2003 was 1.33% and 1.46%, respectively. The decline in the return on assets is because assets are growing faster than earnings. Return on average shareholders' equity on an annualized basis for the three months ended June 30, 2004 and 2003 was 13.2% and 14.2%, respectively. The decline in the return on equity is a result of the growth in the equity accounts. The Company began steps to mitigate the decline through the tender offer completed in May, 2004 and through the payment of cash dividends.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, adjusted to a fully taxable equivalent basis, increased $367,000 to $3.0 million for the three months ended June 30, 2004, up 16.6% from the $2.2 million in the comparable period of 2003. Net interest income on a fully taxable equivalent basis, as shown on the table Average Balances, Yields and Rates Paid on page 24, is higher than net interest income on the statements of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($107,000 in 2004 and $80,000 in 2003, based on a 34% federal income tax rate).

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin for the second quarter of 2004 increased to 5.47% from 5.08% for the comparable period in 2003. This variance is the result of a higher loan to deposit ratio and management's efforts to hold existing loan rates steady and the ability to lower interest rates paid on deposits.

Interest Income

Interest income for the three months ended June 30, 2004 increased by $302,000 to $3.0 million, an 11.4% increase from the $2.7 million realized during the same period in 2003.

Interest Expense

Total interest expense for the three months ended June 30, 2004 declined by $65,000 to $377,000 compared with $442,000 in the same period of 2003. The average rate paid on all interest-bearing liabilities for the second quarter of 2004 declined to 1.04% from 1.35% in the second quarter of 2003, and average balances for the second quarter of 2004 increased to $144.9 million from $131.7 million in the same period of 2003, a 10.0% gain.

The gain in volume of average balances was responsible for a $23,000 increase in interest expense offset by a $93,000 decline related to lower interest rates paid.

Individual components of interest income and interest expense are provided in the table Average Balances, Yields and Rates Paid on page 24.

Provision for Loan Losses

The provision for loan losses was $30,000 during the second quarter of 2004 and there was no provision for the second quarter of 2003. The increase in the provision is the result of managements' evaluation and assessment of the loan portfolio as a result of the growth in loans.

Non-interest Income

Non-interest income of $391,000 for the second quarter of 2004 represented a decrease of $46,000, or 10.6%, from the $437,000 for the comparable period in 2003. Although service charge income is still growing, there was no income received for loan referral fees during the second quarter of 2004. The Company now originates most of the mortgage loans previously outsourced to a vendor.

Non-interest Expense

For the second quarter of 2004, non-interest expense was $1.8 million compared with $1.5 million for the same period in 2003, representing an increase of $315,000, or 20.9%. The largest increase of non interest expense was salaries and benefits, which increased $242,000, or 29.7%, compared with the three months ended June 30, 2003. The increase is largely a result of additional salary and benefit costs associated with our new branch, Banco de Sonoma. The full time equivalent employees at June 30, 2004 was 56 compared with 48 at June 30, 2003.

Premises and equipment expense increased $26,000, or 14.3%, to $210,000 for the second quarter of 2004 from $183,000 for the second quarter of 2003. The increase is tied to depreciation expense for the remodel of the Sonoma Branch and the premises and equipment for the new branch, Banco de Sonoma.

Other non interest expense for the three months ended June 30, 2004 increased by 9.08% to $556,000 compared to $510,000 in the same period in 2003. The increase is a result of higher insurance premiums and the overall increase in the cost of doing business.

Provision for Income Taxes

The provision for income taxes decreased to an effective tax rate of 31.5% in the second quarter of 2004 compared with 33.3% for the comparable period in 2003. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
                For the three months ended June 30, 2004 and 2003
                             (dollars in thousands)

                                                                          2004                             2003
                                                                          ----                             ----
                                                            Average      Income/     Yield/     Average    Income/     Yield/
ASSETS                                                      Balance      Expense      Rate      Balance    Expense      Rate

Interest-earning assets:
Loans(2):
  Commercial                                                 97,231       1,718      7.03%       83,074      1,530      7.39%
  Consumer                                                   14,341         243      6.74%       11,943        226      7.59%
  Real estate construction                                   18,944         352      7.39%       19,797        384      7.78%
  Real estate mortgage                                        4,474          82      7.29%        3,736         83      8.91%
  Tax exempt loans (1)                                        3,065          64      8.31%        3,180         66      8.32%
  Leases                                                         32           2     24.86%           73          7     38.46%
  Tax exempt leases (1)                                                              0.00 %          63          4     25.47%
  Unearned loan fees                                           (466)                               (406)
                                                           --------     -------                --------    -------
         Total loans                                        137,621       2,461      7.11%      121,460      2,300      7.60%
Investment securities
  Available for sale:
         Taxable                                             23,951         217      3.60%       10,918         84      3.09%
         Tax exempt(1)                                            0           0      0.00%            0          0      0.00%
  Hold to maturity:
         Taxable                                                393           2      2.02%          549          5      3.65%
         Tax exempt (1)                                      17,133         249      5.78%        9,624        165      6.88%
                                                           -------      -------                --------   -------
         Total investment securities                         41,477         468      4.49%       21,091        254      4.83%
Federal funds sold                                            7,566          17      0.89%        1,945         93      1.17%
FHLB Stock                                                      695           6      3.43%          288          7      9.75%
Total due from banks/Interest bearing                           216           4      7.37%          107          0      0.37%
                                                           --------     -------                --------    -------
  Total interest earning assets                             187,575       2,956      6.27%      174,891      2,654      6.09%
                                                                        =======                            =======
Non interest-bearing assets:
  Reserve for loan losses                                    (2,375)                             (2,772)
  Cash and due from banks                                     9,841                               8,902
  Premises and equipment                                      1,379                               1,039
  Other assets                                               11,984                              11,007
                                                           --------                            --------
                                          Total assets     $208,404                            $193,067
                                                           ========                            ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing deposits
         Interest bearing transaction                        33,745     $    12      0.14%       31,119         15      0.19%
         Savings deposits                                    67,280         105      0.62%       56,231        120      0.86%
         Time deposits over $100,000                         25,153         163      2.58%       24,514        185      3.03%
         Other time deposits                                 18,714          97      2.06%       19,823        122      2.47%
                                                            -------     -------                --------    -------
           Total interest bearing Deposits                  144,892         377      1.04%      131,687        442      1.35%
 Other short term borrowings                                      0           0      0.00%            0          0      0.00%
                                                            -------     -------                --------    -------
           Total interest bearing liabilities               144,892     $   377      1.04%      131,687    $   442      1.35%
                                                                        =======                            =======
Non interest bearing liabilities:
  Non interest bearing demand deposits                       39,151                              38,258
  Other liabilities                                           3,420                               3,185
                                  Shareholders' equity       20,941                              19,937
                                                           --------                            --------
            Total liabilities and shareholders' equity     $208,404                            $193,067
                                                           ========                            ========
Interest rate spread                                                                 5.23%                              4.47%
                                                                                     ====                               ====
Interest income                                                         $ 2,956      6.27%                 $ 2,654      6.09%
Interest expense                                                            377      0.80%                     442      1.01%
                                                                        -------      ----                  -------      ----
Net interest income/margin                                              $ 2,579      5.47%                 $ 2,212      5.08%
                                                                        =======      ====                  =======      =====


(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2004 and 2003.

(2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $69,465 and $87,889 for the three months ended June 30, 2004 and June 30, 2003, respectively, were amortized to the appropriate interest income categories.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK Information regarding Quantitative and Qualitative Disclosures about Market
Risk appears on page 14 under "Investments" and on pages 19 through 21 under the caption "Management's Discussion and Analysis of Consolidated Financial
Condition and Results of Operations - Market Risk Management" and is incorporated herein by reference.

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

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following chart summarizes the Company repurchases of the Company's common shares as part of the Company's tender offer expiring May 21, 2004 and the Company's publicly announced repurchase plan.


                              (a)                    (b)                      (c)                      (d)



                                                                                                  Maximum  Number
                                                                                                (or Approximate
                                                                         Total Number of         Dollar Value) of
                                                                        Shares (or Units)       Shares (or Units)
                                                                        Purchased as Part        that May Yet be
                        Total Number of                                    of Publicly           Purchased Under
                       Shares (or Units)      Average Price paid        Announced Plans or         the Plans or
      Period               Purchased          per Share (or Unit)            Programs                Programs
Month #1:                     189                   $29.375                   81,489                 $540,067
1/1/04 - 1/31/04
Month #2:                     383                   $30.00                    81,872                 $534,515
2/1/04 - 2/29/04
Month #3:                       0                        0                    81,872                 $534,515
3/1/04 - 3/31/04
Month #4:                       0                        0                    81,872                 $534,515
4/1/04 - 4/30/04
Month #5:                 126,208(1)                $35.00                   126,208                        0
5/1/04 - 5/31/04
Month #6:                     29                    $35.00                    81,901                 $533,500
6/1/04 - 6/30/04
Total                    126,809                    $34.977                  208,109                 $533,500

(1) The Company purchased 126,208 shares of common stock at $35 per share through a tender offer, which expired on May 21, 2004.

Item 3.                    DEFAULTS UPON SENIOR SECURITIES

     None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held the annual meeting of shareholders on June 24, 2004. The following table sets forth the proposals and outcome from the voting.

Proposal Number 1                      Election of Directors; and


Nominees                          Shares Voted For             Shares Withholding        Abstentions and Broker
                                                              Authority/Voted Against            Non-Votes
Suzanne Brangham                     1,051,441                        48,221                     277,487
Dale T. Downing                      1,095,702                         3,960                     277,487
Fred H. Harland                      1,080,240                        19,422                     277,487
Robert B. Hitchcock                  1,096,978                         2,684                     277,487
Gerald J. Marino                     1,049,459                        50,202                     277,487
Gary D. Nelson                       1,075,623                        24,039                     277,487
Robert J. Nicholas                   1,095,702                         3,960                     277,487
Angelo C. Sangiacomo                 1,097,007                         2,655                     277,487
J. Robert Stone                      1,095,652                         4,010                     277,487
Mel Switzer, Jr.                     1,061,193                        38,469                     277,487
Harry Weise                          1,097,007                         2,655                     277,487


Proposal Number 2                   Ratification of Richardson and Company

Total shares voted:                 For           Against         Withheld              Abstain/Broker Non-Votes
                                 ---------       --------         --------              ------------------------

                                 1,089,185        1,407            9,070                         277,487


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

                    31.2 Certification  of CFO  pursuant  to Section  302 of the
                         Sarbanes-Oxley Act

                    32 Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

    (b)      Reports on Form 8-K

            Date of Report   Date of Event     Item Reported

            July 23, 2004    July 21, 2004     Press Release
                                               announcing 3 for 2 stock split
                                               and a 25 cent cash dividend

            July 16, 2004    July 15, 2004     Press Release
                                               announcing results
                                               Of second quarter

            April 16, 2004   April 15, 2004    Press Release
                                               announcing results
                                               of first quarter

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          SONOMA VALLEY BANCORP




Date:   August 5, 2004                 /s/ Mel Switzer, Jr.
     ------------------------          ----------------------------------------
                                       Mel Switzer, Jr.
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)




Date:  August 5, 2004                  /s/ Mary Quade Dieter
     -----------------------           ----------------------------------------
                                       Mary Quade Dieter
                                       Executive Vice President
                                       Chief Operating Officer and Chief
                                       Financial Officer
                                       (Principal Financial Accounting Officer)