Form 10-Q
period 2004-09-30
SONOMA VALLEY BANCORP
filed 2004-11-15
CIK 1120427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


               For the quarterly period ended: September 30, 2004


                        Commission File Number: 000-31929


                              SONOMA VALLEY BANCORP
             (Exact name of Registrant as specified in its charter)

            California                                  68-0454068
   (State or other jurisdiction                      (I.R.S. Employer
 of incorporation or organization)                  Identification No.)

 202 West Napa Street Sonoma, California                 95476
 (Address of principal executive offices)               (Zip Code)

                                 (707) 935-3200
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X]     No [ ]

Indicate by a check mark  whether the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [X]

The number of shares outstanding of the registrant's Common Stock, no par value, as of November, 1, 2004 was 2,142,104.


                        --------------------------------

INDEX

Part 1 Financial Information                                         Page Number

Item 1. Financial Statements (Unaudited):

    Consolidated Balance Sheets at September 30, 2004,
    December 31, 2003 and September 30, 2003..............................3

    Consolidated Statements of Operations for the
    three months and nine months ended September 30, 2004 and 2003........4

    Consolidated Statements of Changes in Shareholders Equity
    for the nine months ended September 30, 2004,
    and the years ended December 31, 2003 and 2002........................5

    Consolidated Statements of Cash Flows for the
    nine months ended September 30, 2004 and 2003.........................7

    Notes to Consolidated Financial Statements............................8

    Average Balances, Yields and Rates Paid
    for the nine months ended September 30, 2004 and 2003................11

Item 2. Managements Discussion and Analysis of
        Financial Condition and Results of Operations....................12

Item 3. Quantitative and Qualitative Disclosure about Market Risk........26

Item 4. Controls and Procedures..........................................26

Part II Other Information

Item 1. Legal Proceedings................................................26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds......26

Item 3. Default Upon Senior Securities...................................27

Item 4. Submission of Matters to a Vote of Security Holders..............27

Item 5. Other Information................................................27

Item 6. Exhibits.........................................................27

Signatures...............................................................28

Certifications...........................................................29

The information furnished in these interim statements reflects all adjustments and accruals which are, in the opinion of management, necessary for a fair statement of the results for such periods. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

Part I  - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
The information furnished in these interim statements reflects all adjustments and accruals which are, in the opinion of management, necessary for a fair statement of the results for such periods. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

                              FINANCIAL STATEMENTS
                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
September 30, 2004 (Unaudited) and December 31, 2003 (Audited) and September 30, 2003 (Unaudited)

                                                                          September 30        December 31       September 30
                                                                             2004                2003              2003
ASSETS                                                                    ------------        -----------       ------------
Cash and due from banks                                                    $ 8,292,339        $ 9,803,272       $ 8,481,664
Federal funds sold                                                           1,685,000         25,220,000        31,190,000
Interest-bearing due from banks                                                 35,406            330,930           330,764
                                                                          ------------        -----------       ------------
                                       Total cash and cash equivalents      10,012,745         35,354,202        40,002,428
Investment securities available-for-sale at fair value                      23,518,575         20,119,777        13,834,148
Investment securities held-to-maturity (fair
 value of $18,394,000, $17,042,000 and
 $14,011,000, respectively)                                                 17,794,884         16,558,153        13,620,606
Loans and lease financing receivables, net                                 144,537,306        119,833,989       119,040,732
Premises and equipment, net                                                  1,369,688          1,313,995         1,296,242
Accrued interest receivable                                                  1,159,065            906,958           931,593
Cash surrender value of life insurance                                       8,851,899          7,730,600         7,644,878
Other assets                                                                 3,457,580          3,288,463         3,303,338
                                                                          ------------        -----------       ------------
                                                          Total assets    $210,701,742       $205,106,137      $199,673,965
                                                                          ============        ===========       ============
LIABILITIES
Non interest-bearing demand deposits                                      $ 45,379,582       $ 37,947,577      $ 36,491,921
Interest-bearing transaction deposits                                       31,214,138         32,467,678        28,124,429
Savings and money market deposits                                           65,398,770         63,680,697        65,414,882
Time deposits, $100,000 and over                                            26,505,608         26,565,347        26,000,588
Other time deposits                                                         18,562,732         19,453,317        19,539,327
                                                                          ------------        -----------       ------------
                                                        Total deposits     187,060,830        180,114,616       175,571,147
Accrued interest payable and other liabilities                               3,756,149          3,520,242         3,489,366
                                                                          ------------        -----------       ------------
                                                     Total liabilities     190,816,979        183,634,858       179,060,513
SHAREHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares
authorized; 2,142,104 shares at September 30, 2004,
1,457,594 shares at December 31, 2003 and 1,451,486
shares at September 30, 2003 issued & outstanding.                          15,497,836         15,061,636        14,950,486
Retained earnings                                                            4,470,003          6,386,083         5,619,396
Accumulated other comprehensive income (loss)                                  (83,076)            23,560            43,570
                                                                          ------------        -----------       ------------
                                            Total shareholders' equity      19,884,763         21,471,279        20,613,452
                                                                          ------------        -----------       ------------
                            Total liabilities and shareholders' equity    $210,701,742       $205,106,137       $199,673,965
                                                                          ============        ===========       ============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    For the Three Months              For the Nine Months
                                                                     Ended September 30,              Ended September 30,
                                                                   2004              2003            2004               2003
                                                               ------------      ------------    ------------       -----------

INTEREST INCOME
  Loans and leases                                              $ 2,600,528       $ 2,479,394      $ 7,232,583      $ 7,198,098
  Taxable securities                                                199,716           106,046          626,080          247,874
  Tax-exempt securities                                             167,272           122,076          493,306          340,169
  Federal funds sold                                                 12,663            74,023           77,231          243,578
  Dividends                                                           8,093             3,111           13,849           10,206
                                                               ------------      ------------    -------------      ------------
                                      Total interest income       2,988,272         2,784,650        8,443,049        8,039,925
INTEREST EXPENSE
  Interest-bearing transaction deposits                              13,397            10,908           37,354           38,889
  Savings and money market deposits                                 109,155           113,500          312,162          359,771
  Time deposits, $100,000 and over                                  164,582           174,004          498,011          554,444
  Other time deposits                                                97,424           115,390          296,439          368,272
  Other borrowings                                                        0                29                0               29
                                                               ------------      ------------    -------------      ------------
                                     Total interest expense         384,558           413,831        1,143,966        1,321,405
                                                               ------------      ------------    -------------      ------------
                                        NET INTEREST INCOME       2,603,714         2,370,819        7,299,083        6,718,520
  Provision for loan and lease losses                                40,000                 0           70,000           20,000
                                                               ------------      ------------    -------------      ------------
                                        NET INTEREST INCOME
                                        AFTER PROVISION FOR
                                             LOAN AND LEASE
                                                     LOSSES       2,563,714         2,370,819        7,229,083        6,698,520

NON-INTEREST INCOME                                                 452,131           455,301        1,264,243        1,296,322
NON-INTEREST EXPENSE
  Salaries and employee benefits                                  1,102,331           914,569        3,113,135        2,574,209
  Premises and equipment                                            230,840           203,696          662,949          568,717
  Other                                                             533,372           593,362        1,629,757        1,638,893
                                                               ------------      ------------    -------------      ------------
                                 Total non-interest expense       1,866,543         1,711,627        5,405,841        4,781,819
                                                               ------------      ------------    -------------      ------------
                                    Income before provision
                                           for income taxes       1,149,302         1,114,493        3,087,485        3,213,023
  Provision for income taxes                                        404,574           372,151        1,005,594        1,070,074
                                                               ------------      ------------    -------------      ------------

                                                 NET INCOME       $ 744,728        $  742,342      $ 2,081,891      $ 2,142,949
                                                               ============      ============    =============      ============
NET INCOME PER SHARE                                                  $ .34             $ .34            $ .96            $ .99
                                                                      =====             =====            =====            ======
NET INCOME PER SHARE-
ASSUMING DILUTION                                                     $ .32             $ .31            $ .88            $ .91
                                                                      =====             =====            =====            ======

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

  For the nine months ended September 30, 2004 (Unaudited), and the years ended
                 December 31, 2003 (Audited) and 2002 (Audited)

                                                                                                   Accumulated
                                                                                                      Other
                                     Comprehensive          Common Stock           Retained        Comprehensive
                                        Income          Shares       Amount        Earnings           Income           Total
                                     -------------    ----------   -----------    -----------      -------------   -------------

BALANCE AT
 JANUARY 1, 2002                                       1,333,504   $11,025,885    $ 5,483,779       $ 161,398      $ 16,671,062

5% stock dividend                                         65,742     1,775,026     (1,775,026)
Fractional shares                                                                     (13,951)                          (13,951)
Redemption and retirement
  of stock                                               (14,596)     (121,257)      (223,345)                         (344,602)
Stock options exercised and
 related tax benefits                                     16,496       256,571                                          256,571
Net income for the year              $ 2,744,333                                    2,744,333                         2,744,333
Other comprehensive loss,
  net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $51,125                           (73,103)
                                     -------------
Other comprehensive loss,
  net of taxes                           (73,103)                                                     (73,103)          (73,103)
                                     -------------    ----------   -----------    -----------      -------------   --------------

Total comprehensive income           $ 2,671,230
                                     =============

BALANCE AT
 DECEMBER 31, 2002                                     1,401,146    12,936,225    $ 6,215,790       $  88,295      $ 19,240,310

5% stock dividend                                         68,665     1,997,422    (1,997,422)
Fractional shares                                                                    (14,193)                          (14,193)
Redemption and retirement
  of stock                                              (38,987)     (361,296)      (729,099)                       (1,090,395)
Stock options exercised and
  related tax benefits                                    26,770       489,285                                          489,285
Net income for the year              $ 2,911,007                                    2,911,007                         2,911,007
Other comprehensive loss,
  net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $45,274                          (64,735)
                                      ------------
Other comprehensive loss,
  net of taxes                          (64,735)                                                     (64,735)          (64,735)
                                     -------------    ----------   -----------    -----------      -------------   --------------

Total comprehensive income           $ 2,846,272
                                     =============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)

  For the nine months ended September 30, 2004 (Unaudited), and the years ended
                 December 31, 2003 (Audited) and 2002 (Audited)

                                                                                                Accumulated
                                                                                                   Other
                                   Comprehensive         Common Stock             Retained      Comprehensive
                                      Income         Shares         Amount        Earnings         Income             Total
                                   -------------    ---------     ------------   -----------    -------------    ----------------


BALANCE AT
  DECEMBER 31, 2003                                 1,457,594     $ 15,061,636   $ 6,386,083     $   23,560      $ 21,471,279

Redemption and retirement
  of stock                                               (601)          (6,218)      (11,839)                         (18,057)
Cash dividends                                                                      (906,732)                        (906,732)
Fractional shares                                                                     (7,497)                          (7,497)
Stock options granted                                                   72,576                                         72,576
Stock options exercised and
  related tax benefits                                 97,494        1,786,065                                      1,786,065
Redemption of stock
  under tender offer                                 (126,208)      (1,416,223)   (3,071,903)                      (4,488,126)
3 for 2 stock split                                   713,825
Net income for the period          $  2,081,891                                    2,081,891                        2,081,891
Other comprehensive loss,
  net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $ 74,577                        (106,636)
                                   -------------
Other comprehensive loss,
  net of taxes                         (106,636)                                                   (106,636)         (106,636)
                                   -------------    ---------     ------------   -----------    -------------    ----------------

Total comprehensive income         $  1,975,255
                                   =============

BALANCE AT
 September 30, 2004                                 2,142,104     $ 15,497,836   $ 4,470,003    $   (83,076)     $ 19,884,763
                                                    =========     ============   ===========    =============    ================

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              For the nine months ended September 30, 2004 and 2003

                                                                                               2004                   2003
------                                                                                   ----------------        ---------------
OPERATING ACTIVITIES
    Net income                                                                               $ 2,081,891           $ 2,142,949
    Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                                   70,000             20,000
      Depreciation                                                                               227,462            166,568
      Gain on sale of premise and equipment                                                         (366)                 0
      Amortization and other                                                                     105,667             72,808
      Stock options granted                                                                       72,576                  0
      Net change in interest receivable                                                         (252,107)          (132,311)
      Net change in other assets                                                                 (94,540)          (265,799)
      Net change in cash surrender value of life insurance                                    (1,121,299)          (257,166)
      Net change in interest payable and other liabilities                                       235,907            115,201
                                                                                         ----------------        ---------------
                                            NET CASH PROVIDED BY OPERATING ACTIVITIES          1,325,191          1,862,250
INVESTING ACTIVITIES
   Purchases of securities held-to-maturity                                                   (2,519,972)        (6,812,829)
   Purchases of securities available-for sale                                                 (8,154,336)       (10,877,142)
   Proceeds from maturing securities held-to-maturity                                          1,201,900          3,083,400
   Proceeds from maturing securities available-for sale                                        4,550,000            750,000
   Net change in loans                                                                       (24,773,318)          6,208,450
   Purchases of life insurance                                                                         0                   0
   Purchases of premises and equipment                                                          (282,789)           (587,113)
                                                                                         ----------------        ---------------
                                               NET CASH USED FOR INVESTING ACTIVITIES        (29,978,515)         (8,235,234)
FINANCING ACTIVITIES
   Net change in demand, interest-bearing transaction and savings deposits                     7,896,538          14,840,123
   Net change in time deposits                                                                  (950,324)            742,772
   Cash dividend paid                                                                           (906,732)                  0
   Exercise of stock options                                                                   1,786,065             377,484
   Stock repurchases                                                                          (4,506,183)         (1,088,373)
   Fractional shares purchased                                                                    (7,497)            (14,193)
                                                                                         ----------------        ---------------
                                            NET CASH PROVIDED BY FINANCING ACTIVITIES          3,311,867          14,857,813
                                                                                         ----------------        ---------------
                                              NET CHANGE IN CASH AND CASH EQUIVALENTS        (25,341,457)          8,484,829
   Cash and cash equivalents at beginning of period                                           35,354,202          31,517,599
                                                                                         ----------------        ---------------
                                           CASH AND CASH EQUIVALENTS AT END OF PERIOD        $10,012,745        $ 40,002,428
                                                                                         ================        ===============
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
   Interest                                                                                   $1,145,990         $ 1,330,180
   Income taxes                                                                                  115,000           1,025,000
Stock dividend                                                                                         0           1,997,422
Change in unrealized gains and losses
 on securities available-for-sale                                                               (181,212)            (76,004)
Change in deferred income taxes on
  unrealized holding gains and losses on securities                                               74,577              31,279

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (Unaudited)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Sonoma Valley Bancorp (the "Company") and Subsidiary at September 30, 2004 and results of operations for the three and nine months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the operating results through December 31, 2004.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Sonoma Valley Bancorp and its wholly owned subsidiary Sonoma Valley Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Commitments

The Company has no outstanding performance letters of credit at September 30, 2004 and September 30, 2003.

Note 4 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding. The weighted average number of common shares used in computing the net income per common share for the period ending September 30, 2004 was 2,173,330 and for the period ending September 30, 2003 was 2,167,662.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding. The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending September 30, 2004 was 2,360,731 and for the period ending September 30, 2003 was 2,366,643.

Prior year shares have been adjusted to reflect 3 for 2 stock split on July 21, 2004.

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

                                                              For the Three Months                For the Nine Months
                                                               Ended September 30                 Ended September 30
                                                             2004            2003              2004           2003
                                                       ----------------  -------------    --------------  -------------

    Net Income, as reported                               $ 744,728        $ 742,342       $ 2,081,891     $2,142,949
    Deduct: Total stock-based
       compensation expense determined
       under fair value based method for all
       awards, net of related tax effects                   (44,978)         (44,975)         (134,934)      (134,925)
                                                       ----------------  -------------    --------------  -------------
    Pro forma net income                                  $ 699,750        $ 697,367       $ 1,946,957    $ 2,008,024
                                                       ================  =============    ==============  =============

Net income per share:
    Basic - As reported                                       $ .34            $ .34             $ .96          $ .99
                                                              ======           ======            ======         =====
    Basic - Pro forma                                         $ .32            $ .32             $ .90          $ .93
                                                              ======           ======            ======         =====
    Diluted - As reported                                     $ .32            $ .31             $ .88          $ .91
                                                              ======           ======            ======         =====
    Diluted - Pro forma                                       $ .30            $ .29             $ .82          $ .85
                                                              ======           ======            ======         =====

Note 6 - Employee Benefit Plans

The Bancorp provides retirement plans to its key officers and directors. The plans are unfunded and provide for the Bancorp to pay the officers and directors specified amounts for specified periods after retirement. The amount of pension expense related to this plan, and the components of pension expense for the nine months ended September 30, 2004 and 2003 are as follows:


                                                             Directors                        Officers
                                                     -------------------------         ------------------------
                                                         2004         2003                 2004         2003
                                                     ------------  -----------         ------------  ----------

Service cost                                           $ 47,407     $ 53,541             $ 138,276   $ 147,065

Interest cost on projected benefit obligation            16,363       10,229                51,853      56,214

Amortization of unrecognized liability at                                                  (22,644)    (26,114)
                                                     ------------  -----------         ------------  ----------
transition

Net periodic pension cost recognized                   $ 63,770     $ 63,770             $ 167,485   $ 177,165
                                                     ============  ===========         ============  ==========

                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
              For the nine months ended September 30, 2004 and 2003
                             (dollars in thousands)

                                                                2004                                 2003
                                                                ----                                 ----
                                                    Average    Income/    Yield/       Average      Income/      Yield/
ASSETS                                              Balance    Expense     Rate        Balance      Expense       Rate
Interest-earning assets:
Loans(2):
  Commercial                                         95,539     5,089      7.12%        85,155        4,932       7.74%
  Consumer                                           13,667       681      6.66%        11,809          666       7.54%
  Real estate construction                           18,756     1,085      7.73%        19,532        1,176       8.05%
  Real estate mortgage                                4,439       245      7.37%         4,154          270       8.69%
  Tax exempt loans (1)                                3,055       192      8.39%         3,171          199       8.39%
  Leases                                                 33         6     24.29%            73           17      31.14%
  Tax exempt leases (1)                                   1         0      0.00%            52            8      20.57%
  Unearned loan fees                                   (447)                              (414)
                                                    --------   -------                 --------      ------
         Total loans                                135,043     7,298      7.22%       123,532        7,268       7.87%
Investment securities
  Available for sale:
         Taxable                                     23,626       614      3.47%         9,658          237       3.28%
         Tax exempt(1)                                    0         0      0.00%             0            0       0.00%
  Hold to maturity:
         Taxable                                        393         8      2.72%           388           10       3.45%
         Tax exempt (1)                              17,155       747      5.82%        10,147          517       6.80%
                                                    --------   -------                 --------      ------
         Total investment securities                 41,174     1,369      4.44%        20,193          764       5.05%
Federal funds sold                                   10,640        77       .97%        29,803          244       1.09%
Federal Home Loan Bank stock                            564        14      3.32%           287           10       4.66%
Total due from banks/Interest bearing                   194         4      2.75%           158            0       0.00%
                                                    --------   -------                 --------      ------
  Total interest earning assets                     187,615     8,762      6.24%       173,973        8,286       6.37%
                                                               =======                               ======
Noninterest-bearing assets:
  Reserve for loan losses                            (2,444)                            (2,781)
  Cash and due from banks                             9,652                              8,859
  Premises and equipment                              1,364                              1,057
  Other assets                                       12,038                             10,971
                                                    --------                           --------
                                   Total assets    $208,225                            $192,079
                                                    ========                           ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing deposits
         Interest bearing transaction                32,924         37     0.15%         29,096          39       0.18%
         Savings deposits                            66,394        312     0.63%         57,659         360       0.83%
         Time deposits over $100,000                 25,446        498     2.61%         24,886         554       2.98%
         Other time deposits                         18,750        297     2.12%         19,843         368       2.48%
                                                    --------     ------                --------      ------
           Total interest bearing Deposits          143,514      1,144     1.06%        131,484       1,321       1.34%
  Federal Funds purchased                                 0          0     0.00%              0           0       0.00%
  Other short term borrowings                             0          0     0.00%              4           0       0.00%
                                                    --------     ------                --------      ------
           Total interest bearing liabilities       143,514     $1,144     1.06%        131,488      $1,321       1.34%
                                                                 ======                              ======
Non interest bearing liabilities:
  Non interest bearing demand deposits               40,293                              37,395
  Other liabilities                                   3,468                               3,236
                              Shareholders' equity   20,950                              19,960
                                                    --------                           --------
        Total liabilities and shareholders' equity $208,225                            $192,079
                                                    ========                           ========
Interest rate spread                                                       5.18%                                  5.03%
                                                                           =====                                  =====
Interest income                                                  $8,762    6.24%                     $8,286       6.37%
Interest expense                                                  1,144     .81%                      1,321       1.02%
                                                                 -------   -----                     ------       -----
Net interest income/margin                                       $7,618    5.43%                     $6,965       5.35%
                                                                 =======   =====                     =======      =====


(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2004 and 2003
(2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $224,508 and $319,370 for the nine months ended September 30, 2004 and September 30, 2003, respectively, were amortized to the appropriate interest income categories.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

With the exception of historical facts stated herein, the matters discussed in this Form 10-Q are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operation of Sonoma Valley Bancorp's (the "Company") wholly owned subsidiary, Sonoma Valley Bank (the "Bank"), projected costs and expenses related to operations of the bank's liquidity, capital resources, and the availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this Form 10-Q, the following; (i) increased competition from other banks, savings and loan associations, thrift and loan associations, finance companies, credit unions, offerors of money market funds, and other financial institutions; (ii) the risks and uncertainties relating to general economic and political conditions, both domestically and internationally, including, but not limited to, inflation, or natural disasters affecting the primary service area of the Bank or its major industries; or (iii) changes in the laws and regulations governing the Bank's activities at either the state or federal level. Readers of this Form 10-Q are cautioned not to put undue reliance on "forward looking" statements which, by their nature, are uncertain as reliable indicators of future performance. Sonoma Valley Bancorp disclaims any obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

For the Nine Month Periods
Ended September 30, 2004 and 2003

Overview

The Company continues to be profitable, however, net income decreased by $61,058 from $2,142,949 for the nine months ended September 30, 2003 to $2,081,891 for the nine months ended September 30, 2004. The decrease in net income is a result of the expenses associated with the opening of a new branch, Banco de Sonoma, during the first quarter of 2004 and the recognition of expense for stock options granted during January 2004. Additionally, the Company experienced a decline in income associated with loan referral fees. The Company now originates most of the mortgage loans previously outsourced to a vendor. The net effect of these items combined to lower net income. On a per share basis, net income equaled $.96 compared with $.99 per share during the same period in 2003.

Return on average total assets on an annualized basis for the nine-month period was 1.34% in 2004 and 1.49% in 2003. Return on average shareholders' equity on an annualized basis for the same periods was 13.27% and 14.35%, respectively. The decline in the return on average assets in 2004 is the result of the increase in average assets from $192.1 million in 2003 to $208.2 million in 2004 and the lower income generated during the period. The lower return on equity is the result of the decline in income for the nine month period of 2004 and the $990,000 increase in average equity from $20.0 million in 2003 to $21.0 million in 2004.

Income for the nine month period ending September 30, 2004 is lower than 2003 due to the 65 basis point decline in the yield on loans (see the table-Average Balances, Yields and Rates Paid on page 11), the significant decline in loan referral income, the increase in operating expense due to the new Banco de Sonoma Branch and the expensing of stock options. The Company has experienced pressure to refinance loans for customers and a portion of the loans are tied to the prime lending rate and have repriced downward accordingly.

The most significant event affecting the Company's growth is the opening of the Banco de Sonoma branch in Boyes Hot Springs. Initially, this will have a negative effect on the Income Statement by creating in excess of $200,000 in additional expense for the Company. The branch is offering services to the Latino community in our market place. Management identified this as a niche which was under-served and an opportunity for future growth and profitability. All employees at the branch are bilingual and able to offer full service banking. An additional product which has been added is the ability for the customer to effect an immediate transfer of funds to Mexico. Management anticipates that the growth in the branch will be slow and steady and profitable within three or four years.

Total shareholders' equity declined by $1.6 million or 7.39% for the nine months ended September 30, 2004. On May 21, 2004, the Company closed the tender offer purchasing 126,208 shares of stock at $35.00 per share for a total of $4,488,126 including expenses associated with the offering, lowering equity. In addition to the tender offer, the Company repurchased and retired 601 shares of stock for $18,000. For the nine months ending September 30, 2004 the Company reported net income of $2,082,000 and paid out cash dividends of $371,000 in March, 2004 and $536,000 in August, 2004. An additional $7,000 was paid for fractional shares in August, 2004 as a result of the three for two stock split. The directors and officers exercised 97,494 options which added $1.2 million to the capital accounts. The tax benefit on these options exercised was $617,000, which also increases equity. See page 6 for detail of "Changes in Shareholder Equity."

RESULTS OF OPERATIONS

Net interest Income

Net interest income is the difference between total interest income and total interest expense. Net interest income, adjusted to a fully taxable equivalent basis, as shown on the table- Average Balance, Yields and Rates Paid, on page 11, is higher than net interest income on the statement of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($319,000 in 2004 and $246,000 in 2003, based on a 34% federal income tax rate).

The improvement in net interest income for the nine months ended September 30, 2004 (stated on a fully taxable equivalent basis) is a result of the net effect of a $477,000 increase in interest income offset by a decline in interest expense of $177,000, resulting in an increase of $654,000. The increase in interest income is a result of the growth in the loan portfolio offset by the low rates paid on deposit accounts. In 2004 there has been three increases in the target fed funds rate and prime lending rate. A 25 basis point increase occurred July 1, 2004, another August 11, 2004 and most recently 25 basis points as of September 22, 2004.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin for 2004 increased to 5.43% from 5.35% for the same period in 2003. The increase in the net interest margin is the result of the 75 basis point increase in the prime lending rate, growth in loan volume and the transition of assets from fed funds sold to loan products.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) increased by $477,000 to $8.8 million in the nine months of 2004, a 5.76% increase over the $8.3 million realized during the same period in 2003. The $13.6 million increase in volume of average balances was responsible for a $1.2 million increase in interest income offset by a $725,000 decrease in income related to lower interest rates. The yield on earning assets was 6.24% as of September, 2004 compared to 6.37% as of the same period in 2003, a 13 basis point decline. The decline is primarily a result of maturing loans at higher yields being replaced by lower yielding loans and existing loans refinancing at lower rates due to the lower market rates. The net effect was an increase in interest income of $477,000.

Interest Expense

Total interest expense decreased by $177,000 to $1.1 million for the 2004 period ending September compared to $1.3 million during the same period of 2003. The average rate paid on all interest-bearing liabilities decreased from 1.34% in 2003 to 1.06% in 2004. Average balances increased from $131.5 million to $143.5 million, a 9.15% gain in deposits. The increase in volume of average balances was responsible for a $52,000 increase in interest expense offset by a $229,000 decrease in expense related to lower interest rates resulting in lower interest expense of $177,000.

Individual components of interest income and interest expense are provided in the table-Average Balances, Yields and Rates Paid on page 11.

Provision for Loan Losses

The provision for loan losses charged to operations is based on the Company's monthly evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding. Due to managements' evaluation and assessment of the loan portfolio as a result of loan growth, a provision of $70,000 was made during the nine months of 2004 compared to $20,000 during the same period of 2003. Management anticipates that loan growth will continue in the fourth quarter which could necessitate an additional provision to the reserve for loan losses. The provision for loan losses at year end 2003 was $20,000.

The economic climate continues to slowly improve and the non-accrual portfolio dropped to less than 1% of total loans during the nine months of 2004, down 40.4% or $733,000 from the level of non-accrual loans as of September, 2003. Loans charged-off were $336,000 (one loan represented over 80.3% of this figure) and recoveries were $13,000 for the nine months of 2004 compared with $44,000 in charge-offs and $13,000 in recoveries for the same period in 2003. See page 18 for an analysis in the changes in allowance for loan losses including charge offs and recoveries.

Non-interest Income

Non-interest income of $1.26 million decreased 2.5% from the $1.30 million recorded in the comparable period in 2003. The Company has experienced a decline in loan referral income which is a result of the decline in loan refinancings and new purchase loans, offset by an increase in service charge income.

Non-interest Expense

Total non-interest expense increased 13.1% to $5.4 million during the nine months of 2004 from $4.8 million for the same period in 2003. Non-interest expense on an annualized basis represented 3.47% of average total assets in 2004 compared with 3.33% in the comparable period in 2003. The increase in the 2004 expense ratio largely reflects expenses incurred with the opening of our new branch, Banco de Sonoma and the expensing of stock options.

The expenses for salaries and benefits increased 20.9% from $2.6 million in 2003 to $3.1 million in 2004. The $539,000 increase in 2004 is largely the result of the additional staffing and benefits required for the Banco de Sonoma branch which opened during the first quarter; and the effect of a 79.03% increase in the cost of Workers Compensation insurance when comparing the nine months ended September 30, 2004 with the same period of 2003. Additionally, the Company began expensing stock options awarded in 2004. At September 30, 2004, total full time equivalent employees were 56 compared to 47 in 2003.

Expense related to premises and equipment increased 16.6% to $663,000 in 2004 from $569,000 in 2003. The $94,000 increase in expense in 2004 is a result of the amortization of expenses from the remodel of the Sonoma Branch and the opening of the Banco de Sonoma branch. The bank continues to emphasize security in its computer operations and equipment and software are monitored and upgraded as appropriate to ensure confidentiality of customer and company data. The company continues to emphasize the utilization of technology to accommodate customer and market demands.

Other operating expenses declined by .56% in 2004 to $1.63 million from $1.64 million in 2003. The Company showed a 20% decline in other miscellaneous expense. The most significant decline was in correspondent bank service charges.

Provision for Income Taxes

The provision for income taxes declined to an effective tax rate of 32.6% for the nine months of 2004 compared with 33.3% for the nine months of 2003. The lower effective tax rate is a reflection of the increase of municipal securities in the investment portfolio. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

BALANCE SHEET ANALYSIS

Investments

Investment securities were $41.3 million at September 30, 2004, a 12.7% increase from the $36.7 million at December 31, 2003 and a 50.5% increase from $27.5 million at September 30, 2003. The significant increase in the portfolio is management's attempt to generate higher earnings by moving funds from Fed Funds Sold to higher yielding investments. The Company purchases securities rated A or higher by Standard and Poor's and or Moody's Investors Service. In the event a security is downgraded, the Company will monitor the investment more closely or sell if appropriate. Local tax-exempt bonds are occasionally purchased without an A rating.

Securities are classified as held to maturity, if the Company has both the intent and the ability to hold these securities to maturity. As of September 30, 2004, the Company had securities totaling $17.8 million with a market value of $18.4 million categorized as held to maturity. Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs, pledge requirements and earnings.

Securities are classified as available for sale if the Company intends to hold these debt securities for an indefinite period of time, but not necessarily to maturity. Investment securities which are categorized as available for sale are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity. Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy. Securities held in the available for sale category are recorded at market value, which is $23.5 million compared to an amortized cost of $23.7 million as of September 30, 2004.

There was one Federal Home Loan Mortgage Agency security of $1.0 million and two Federal Home Loan Bank securities of $1.3 million in the AFS portfolio and $879,000 in municipal securities in the HTM portfolio that have been in a continuous loss position for 12 months or more as of September 30, 2004. There were seventeen Federal Home Loan Bank, Federal Home Loan Mortgage Corporation or Federal National Mortgage Association securities of $17.6 million in the AFS portfolio and six municipal securities of $1.6 million in the HTM portfolio that have been temporarily impaired as of September 30, 2004. The primary cause of the impairment of these securities is interest rate volatility inherent in a rising rate environment which causes the market value of the security to decline. Management understood the potential market risks at the time of acquisition and determined the benefit to the Company of the higher interest rates received was a good business decision. It is the Company's intent to carry the securities to maturity date, at which time the Company will receive face value for the securities at no loss.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses to the income statement are recognized upon sale, or at such time as management determines that a permanent decline in value exists.

Loans

The Company's loan portfolio was $146.9 million at September 30, 2004, or 78.5% of total deposits. This compares with $122.5 million, or 68.0% of total deposits, at December 31, 2003 and $121.8 million, or 69.4% of total deposits, at September 30, 2003. A comparative schedule of average loan balances is presented in the table on page 11; period-end and year-end balances are presented in the following table.


                             September 30,   Percentage   December 31,   Percentage  September 30,  Percentage
                                  2004        of Total        2003        of Total       2003        of Total
                                  ----        --------        ----        --------       ----        --------

Commercial                   $107,850,150       73.1%     $92,197,984       75.0%    $89,465,014       73.2%
Consumer                       15,147,103       10.3%      11,750,131        9.6%     11,096,839        9.1%
Real estate construction       17,483,054       11.9%      16,646,907       13.5%     18,606,701       15.2%
Real estate mortgage            6,857,318        4.7%       2,231,244        1.8%      2,987,397        2.4%
Leases                             20,714        0.0%          79,884        0.1%         71,060        0.1%
                             ------------                ------------               ------------
                              147,358,339      100.0%     122,906,150      100.0%    122,227,011      100.0%
                                               =====                       =====                      =====
Deferred loan fees
 and costs, net                  (439,618)                   (437,536)                  (414,889)
Allowance for loan
 and lease losses              (2,381,415)                 (2,634,625)                (2,771,390)
                             ------------                ------------               ------------

                             $144,537,306                $119,833,989               $119,040,732
                             ============                ============               ============


Risk Elements

The majority of the Company's loan activity is with customers located within Sonoma County. Approximately 86.5% of the total loan portfolio is secured by real estate located in the Company's service area. Significant concentrations of credit risk may exist if a number of loan customers are engaged in similar activities and have similar economic characteristics. The Company believes it has policies in place to identify problem loans and to monitor concentrations of credits.

Based on its risk management review and a review of its loan portfolio, management believes that its allowance for losses for the quarter ending September 30, 2004, is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgment. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.

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

There were $1.1 million of non accrual loans and no loans 90 days or more past due and still accruing at September 30, 2004. There were $1.8 million of non accrual loans and no loans 90 days or more past due and still accruing at September 30, 2003. The decline in non accrual loans is management's attempt to recognize and handle problems early.

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

Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated. However, as of September 30, 2004 the Company believes its overall allowance for loan losses is adequate based on its analysis of conditions at that time.

At September 30, 2004, the allowance for loan losses was $2.4 million, or 1.62% of period-end loans, compared with $2.6 million, or 2.15% at December 31, 2003 and $2.8 million, or 2.28% at September 30, 2003. This reduction in the allowance is consistent with the improved quality of the loan portfolio.

An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.


                                         For the Nine Months       For the Year      For the Nine Months
                                                Ended                 Ended                 Ended
                                               9/30/04               12/31/03              9/30/03

Balance beginning of year                    $ 2,634,625          $  2,781,962          $  2,781,962

Charge-offs:

  Commercial                                   (290,000)             (142,572)              ( 4,955)

  Consumer                                     ( 46,369)             ( 41,161)              (38,675)
                                             ------------         -------------         -------------

                      Total charge-offs        (336,369)             (183,733)              (43,630)

Recoveries:

  Commercial                                      11,621                 8,320                 6,400

  Consumer                                         1,538                 8,076                 6,658
                                             ------------         -------------         --------------

                       Total recoveries           13,159                16,396                13,058


Net (chargeoffs) recoveries                    (323,210)             (167,337)              (30,572)

Provision charged to operations                   70,000                20,000                20,000
                                             ------------         -------------         --------------

Balance end of period                        $ 2,381,415          $  2,634,625          $  2,771,390
                                             ============         =============         ==============

Ratio of net charge-offs
 annualized to average loans                        0.32%                 0.14%                 0.03%

Balance in allowance as a percentage
  of loans outstanding at period end                1.62%                 2.15%                 2.28%

YTD AVG LOANS                                135,043,182           123,043,664           123,531,714
PERIOD END LOANS                             146,918,721           122,468,614           121,812,123

Deposits

A comparative schedule of average deposit balances is presented in the table on page 11; period end and year-end deposit balances are presented in the following table.


                          September 30,     Percentage     December 31,  Percentage   September 30,    Percentage
                               2004          of Total         2003        of Total        2003          of Total
                               ----          --------         ----        --------        ----          --------


Interest bearing
 transaction deposits      $31,214,138        16.7%        $32,467,678      18.0%      $28,124,429       16.0%

Savings deposits            65,398,770        35.0%         63,680,697      35.4%       65,414,882       37.3%

Time deposits, $100,000
 and over                   26,505,608        14.2%         26,565,347      14.7%       26,000,588       14.8%

Other time deposits         18,562,732         9.9%         19,453,317      10.8%       19,539,327       11.1%
                           -----------       --------      -----------     ------      -----------      ------

Total interest bearing
 deposits                  141,681,248        75.8%        142,167,039      78.9%      139,079,226       79.2%

Demand deposits             45,379,582        24.2%         37,947,577      21.1%       36,491,921       20.8%
                           -----------       ------        -----------     ------      -----------      ------

Total deposits            $187,060,830       100.0%       $180,114,616     100.0%     $175,571,147      100.0%
                           ===========       ======        ===========     ======      ===========      ======

Total deposits increased by $6.9 million, during the nine months of 2004, to $187.1 million from $180.1 million at December 31, 2003. Non interest bearing demand deposits showed the greatest increase of $7.4 million or 19.6% to $45.4 million at September 30, 2004 from $37.9 million as of December 31, 2003 and an increase of $8.9 million or 24.4% increase from $36.5 million as of September 30, 2003. Savings deposits increased $1.7 million or 2.7% to $65.4 million from $63.7 million as of December 31, 2003 and a minimal decline of $16,000 or .02% from $65.4 million as of September 30, 2003.

When compared to December 31, 2003, the Company showed declines in all other categories of deposits. Time deposits greater than $100,000, other time deposits and interest bearing checking declined by .22%, 4.6% and 3.9% to $26.5 million, $18.6 million and $31.2 million, respectively. Of those three, interest bearing checking and time deposits greater than $100,000 show increases over September 30, 2003 of 11.0% and 1.9% from $28.1 million and $26.0 million, respectively. In addition to savings accounts mentioned above, the category of other time deposits declined by 5.0% from $19.5 million at September 30, 2003 to $18.6 million as of September 30, 2004. Customers may be allowing funds to accumulate in demand and savings accounts rather than time deposits to more readily take advantage of future investment opportunities.

With the future of interest rates uncertain the Company cannot predict how quickly rates may change on deposit accounts in a rising rate environment which could cause the net interest margin to decline, resulting in lower net income.

Risk-Based Capital

The Federal Deposit Insurance Corporation (FDIC) has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. Under current guidelines, as of September 30, 2004, the Bank was required to have minimum Tier I and total risk-based capital ratios of 4% and 8% respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios should be 6% and 10% respectively.

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

The table below presents Tier 1 capital, total capital and total risk-weighted assets at September 30, 2004, along with the related risk-based capital ratio and leverage ratio.

(dollars in thousands)

   Total
Risked-based    TIER 1                   TOTAL                  Leverage
   Assets       Capital     Ratio       Capital       Ratio      Ratio
   ------       -------     -----       -------       -----      -----
  $186,271      $17,384     9.59%       $20,949       11.25%     8.78%

Off Balance Sheet Commitments

The Company's off balance sheet commitments consist of commitments to extend credit of $34.8 million and standby letters of credit of $310,000. These commitments are extended to customers in the normal course of business. The
Company also has contractual obligations consisting of operating leases for various facilities and payments to participants under the Company's supplemental executive retirement plan and deferred compensation plan.

The following table summarizes the Company's contractual obligations as of September 30, 2004.

--------------------------------------------------------------------------------------------------------------------
                                                                Payments due by period
                                     -------------------------------------------------------------------------------
Contractual Obligations
--------------------------------------------------------------------------------------------------------------------
                                                  Less than                                     More than
                                     Total         1 year        1-3 years       3-5 years       5 years
--------------------------------------------------------------------------------------------------------------------
Operating Lease Obligations        1,396,914       293,450        855,329         248,135            -
--------------------------------------------------------------------------------------------------------------------
Executive Officer and
Director Supplemental
Retirement                         1,952,193         5,661         33,187         210,056       1,703,289
--------------------------------------------------------------------------------------------------------------------
Deferred Compensation              1,096,711         3,180         18,644         110,086         964,801
--------------------------------------------------------------------------------------------------------------------


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

     Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against four interest rate scenarios. The scenarios include 100 and 200 basis point rising rate forecasts, a flat rate forecast and a 100 basis point falling rate forecast which take place within a one year time frame. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon. The Company's 2004 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from year-end 2003 balances. The following table summarizes the effect on net interest income (NII) of a +/-100 and +200 basis point change in interest rates as measured against a constant rate (no change) scenario.

Interest Rate Risk Simulation of Net Interest Income as of September 30, 2004 (In thousands)
Variation from a constant rate scenario         $ Change in NII
               +200bp                                $ 373
               +100bp                                  180
               -100bp                                 (398)

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

     The Company controls its long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than its long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of September 30, 2004 for the
Company's interest-bearing assets and interest-bearing liabilities, and the Company's interest rate sensitivity gap as a percentage of total interest-earning assets. The table shows $34.2 million in fixed rate loans over 5 years. Some variable rate credit lines came off of floors in 2004, and were reclassified from the fixed rate to the variable rate category. As interest rates increase, more loans will come off floors and will reclass back to the variable rate category.

SEPTEMBER 30, 2004                          3 months  12 months   3 years   5 years   15 years  >15 years    Totals
                                            --------  ---------   --------  -------   --------  ---------   --------
(in thousands)

ASSETS:
  Fixed rate investments                    $  1,748  $    757    $ 15,995  $ 7,376   $ 14,459  $     978   $ 41,313
  Variable rate investments                        0         0           0        0          0        705        705
  Fixed rate loans                             9,428     7,884      15,507   39,929     31,613      2,606    106,967
  Variable rate loans                         36,287     1,414           0    1,610          0          0     39,311
  Interest-bearing balances due from banks        35                                                              35

  Fed funds sold                               1,685                                                           1,685
                                            --------  ---------   --------  -------   --------  ---------   --------

     Interest bearing assets                  49,183    10,055      31,502   48,915     46,072      4,289    190,016
                                            --------  ---------   --------  -------   --------  ---------   --------

LIABILITIES:
  Interest bearing transaction deposits       31,214                                                          31,214
  Savings deposits                            65,399                                                          65,399
Time Deposits
     Fixed rate >100m                          4,936    14,298       5,721    1,550                           26,505
     Fixed rate <100m                          4,528     9,441       3,717      854                           18,540
     Floating rate >100m                                                                                           0
     Floating rate <100m                          23                                                              23
  Borrowings                                                                                                       0
                                            --------  --------    --------  -------   --------  ---------   --------
    Interest Bearing Liabilities           $ 106,100  $ 23,739    $  9,438  $ 2,404   $     0   $       0   $141,681
                                            --------  --------    --------  -------   --------  ---------   --------

Rate Sensitivity Gap                         (56,917)  (13,684)     22,064   46,511    46,072       4,289
                                            --------  --------    --------  -------   -------   ---------
Cumulative Rate Sensitivity Gap              (56,917)  (70,601)    (48,537)  (2,026)   44,046      48,335
                                            --------  --------    --------  -------   -------   ---------

Cumulative Position to Total Assets           -27.01%   -33.51%     -23.04%   -0.96%    20.90%     22.94%
                                            ========  ========    ========  =======   =======   =========

For the Three Month Periods
Ended September 30, 2004 and 2003

Overview

The Company reported net income of $745,000 for the third quarter of 2004 compared with $742,000 for the third quarter of 2003. On a per share basis, net income for the three months ended September 30, 2004 equaled $.34 per share compared with $.34 per share during the same period in 2003.

Return on average total assets on an annualized basis for the three months ended September 30, 2004 and 2003 was 1.40% and 1.50%, respectively. The decline in the return on assets is because assets are growing faster than earnings. Return on average shareholders' equity on an annualized basis for the three months ended September 30, 2004 and 2003 was 15.14% and 14.57%, respectively. The increase in the return on equity is a result of the decline in the equity accounts. This decline is a result of the completion of the tender offer in May, 2004 and the payment of a cash dividend in August, 2004. Together they lowered capital by $5.0 million which was partially offset by the exercise of stock options by directors and officers which increased capital by $1.8 million.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, adjusted to a fully taxable equivalent basis, increased $255,000 to $2.7 million for the three months ended September 30, 2004, from $2.5 million during the comparable period of 2003. Net interest income on a fully taxable equivalent basis, as shown on the table -Average Balances, Yields and Rates Paid on page 25, is higher than net interest income on the statements of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($108,000 in 2004 and $86,000 in 2003, based on a 34% federal income tax rate).

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin for the third quarter of 2004 increased to 5.64% from 5.42% for the comparable period in 2003. The increase in the net interest margin is the result of the movement of funds from lower yielding fed funds to higher yielding investments and loans, the repricing of time deposits to lower interest rates and the 75 basis point increase in the fed funds target rate and the prime lending rate in 2004.

Interest Income

Interest income for the three months ended September 30, 2004 increased by $225,000 to $3.1 million, a 7.84% increase over the $2.9 million realized during the same period in 2003. The gain in volume of average balances was responsible for a $571,000 increase in interest income offset by a $346,000 decrease in income related to lower interest rates. The net effect was a decline in interest income of $225,000.

Interest Expense

Total interest expense for the three months ended September 30, 2004 declined by $30,000 to $384,000 compared with $414,000 in the same period of 2003. The average rate paid on all interest-bearing liabilities for the third quarter of 2004 declined to 1.06% from 1.20% in the third quarter of 2003, and average balances for the third quarter of 2004 increased to $144.7 million from $136.4 million in the same period of 2003, a 6.08% gain.

The gain in volume of average balances accounted for a $5,000 increase in interest expense offset by a $35,000 decline related to lower interest rates paid resulting in a $30,000 decrease in interest expense for the third quarter of 2004.

Individual components of interest income and interest expense are provided in the table - Average Balances, Yields and Rates Paid on page 25.

Provision for Loan Losses

There was no provision for loan losses during the third quarter of 2003 compared to the $40,000 provision for the third quarter of 2004. The increase in the provision is the result of managements' evaluation and assessment of the loan portfolio and the loan growth the Company has experienced.

Non-interest Income

Non-interest income of $452,000 for the third quarter of 2004 represented a decrease of $3,000, or .66%, from the $455,000 for the comparable period in 2003.

Non-interest Expense

For the third quarter of 2004, non-interest expense was $1.9 million compared with $1.7 million for the same period in 2003, representing an increase of $155,000, or 9.05%. The largest increase of non interest expense was salaries and benefits, which increased $187,000, or 20.4%, compared with the three months ended September 30, 2003. The increase is largely a result of additional salary and benefit costs associated with our new branch, Banco de Sonoma. The full time equivalent employees at September 30, 2004 was 56 compared with 47 at September 30, 2003.

Premises and equipment expense increased $27,000, or 13.2%, to $231,000 for the third quarter of 2004 from $204,000 for the third quarter of 2003. The increase is tied to depreciation expense for the remodel of the Sonoma Branch and the premises and equipment for the new branch, Banco de Sonoma.

Other non interest expense for the three months ended September 30, 2004 declined by 9.95% to $534,000 compared to $593,000 in the same period in 2003. The largest component of the decline is a result of lower charges by correspondent banks for their check processing services.

Provision for Income Taxes

The provision for income taxes increased to an effective tax rate of 35.2% in the third quarter of 2004 compared with 33.4% for the comparable period in 2003. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
             For the three months ended September 30, 2004 and 2003
                             (dollars in thousands)

                                                         2004                                              2003
                                                         ====                                              ====
                                        Average         Income/         Yield/           Average          Income/         Yield/
ASSETS                                  Balance         Expense         Rate             Balance          Expense         Rate

Interest-earning assets:
Loans(2):
  Commercial                            101,190           1,822          7.16%            86,411            1,771          8.13%
  Consumer                               14,382             223          6.17%            11,088              202          7.23%
  Real estate construction               20,159             399          7.87%            18,422              381          8.21%
  Real estate mortgage                    6,593             113          6.82%             3,450               77          8.85%
  Tax exempt loans (1)                    3,031              64          8.40%             3,148               67          8.44%
  Leases                                     25               1         15.91%                50                4         31.74%
  Tax exempt leases (1)                       0               0          0.00%                31                1         12.80%
  Unearned loan fees                       (461)                                            (412)
                                        --------         ------         ------           --------         -------         -------
         Total loans                    144,919           2,622          7.20%           122,188            2,503           8.12%

Investment securities
  Available for sale:
         Taxable                         23,728             197          3.30%            14,266              103           2.86%
         Tax exempt(1)                        0               0          0.00%                 0                0           0.00%
  Hold to maturity:
         Taxable                            388               3          3.08%               408                2           1.94%
         Tax exempt (1)                  17,572             253          5.73%            11,345              186           6.50%
                                        ========         ======                          ========         ========
         Total investment securities     41,688             453          4.32%            26,019              291           4.44%
Federal funds sold                        3,908              13          1.32%            31,039               74           0.95%
Federal Home Loan Bank stock                700               8          4.55%               291                3           4.09%
Total due from banks/Interest bearing        35               0          0.00%               331                0           0.00%
                                        --------         ------                          -------          --------
  Total interest earning assets         191,250           3,096          6.44%           179,868            2,871           6.33%
                                                         ======                                           ========
Noninterest-bearing assets:
  Reserve for loan losses                (2,384)                                          (2,773)
  Cash and due from banks                 9,890                                            9,005
  Premises and equipment                  1,382                                            1,226
  Other assets                           12,388                                           11,078
                                        --------                                         --------
                       Total assets    $212,526                                         $198,404
                                        ========                                         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing deposits
         Interest bearing transaction    32,898            $ 13          0.16%            29,282             $ 11           0.15%
         Savings deposits                68,513             109          0.63%            62,577              114           0.72%
         Time deposits over $100,000     24,853             164          2.64%            24,808              174           2.77%
         Other time deposits             18,447              98          2.11%            19,735              115           2.31%
                                        --------         ------                          --------         --------
           Total interest bearing
            Deposits                    144,711             384          1.06%           136,402              414           1.20%
  Federal funds purchased                     0               0          0.00%                 0                0           0.00%
  Other short term borrowings                 0               0          00.0%                11                0           00.0%
                                        --------         ------                          --------         --------
           Total interest bearing
            liabilities                 144,711           $ 384          1.06%           136,413            $ 414           1.20%
                                                         ======                                           ========
Non interest bearing liabilities:
  Non interest bearing demand deposits   44,529                                           38,268
  Other liabilities                       3,609                                            3,349
               Shareholders' equity      19,677                                           20,374
                                        --------                                         --------
Total liabilities and shareholders'
 equity                                $212,526                                         $198,404
                                        ========                                         ========
Interest rate spread                                                     5.38%                                              5.13%
                                                                         =====                                              =====
Interest income                                           3,096          6.44%                              2,871           6.33%
Interest expense                                            384          0.80%                                414           0.91%
                                                         ------          -----                            --------          -----
Net interest income/margin                               $2,712          5.64%                             $2,457           5.42%
                                                         ======          =====                            ========          =====

(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2004 and 2003
(2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $84,700 and $130,500 for the nine months ended September 30, 2004 and September 30, 2003, respectively, were amortized to the appropriate interest income categories.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following chart summarizes the Company repurchases of the Company's common shares as part of the Company's publicly announced repurchase plan.

           ---------------------------------------------------------------------------------------------------------------
                                        (a)                   (b)                    (c)                   (d)
                                                                                                      Maximum Number
                                                                                                      (or Approximate
                                                                               Total Number of       Dollar Value) of
                                                                               Shares (or Units)      Shares (or Units)
                                                                               Purchased as Part     that May Yet be
                                  Total Number of                                 of Publicly         Purchased Under
                                 Shares (or Units)     Average Price paid      Announced Plans or       the Plans or
                 Period              Purchased         per Share (or Unit)          Programs             Programs
           ---------------------------------------------------------------------------------------------------------------
           Month #7:                     0                      0                      0                      $0
           7/1/04 - 7/31/04
           ---------------------------------------------------------------------------------------------------------------
           Month #8:                     0                      0                      0                      $0
           8/1/04 - 8/31/04
           ---------------------------------------------------------------------------------------------------------------
           Month #9:                     0                      0                      0                      $0
           9/1/04 - 9/30/04
           ---------------------------------------------------------------------------------------------------------------
           Total                         0                      0                      0                      $0
           ---------------------------------------------------------------------------------------------------------------

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


                                           SONOMA VALLEY BANCORP
                                           Registrant



Date:  November 10, 2004                   /s/ Mel Switzer, Jr.
     -------------------                   -------------------------------------
                                           Mel Switzer, Jr.
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)




Date:  November 10, 2004                   /s/ Mary Dieter Smith
     -------------------                   -------------------------------------
                                           Mary Dieter Smith
                                           Executive Vice President,
                                           Chief Operating Officer and Chief
                                           Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)