Form 10-K
period 2004-12-31
SONOMA VALLEY BANCORP
filed 2005-03-31
CIK 1120427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number: 000-31929
                            -------------------------
                              SONOMA VALLEY BANCORP
               (Name of registrant at as specific in its charter)
       CALIFORNIA                                      68-0454068
  (State of incorporation)                 (I.R.S. Employer Identification No.)
                              202 West Napa Street
                            Sonoma, California 95476
                                 (707) 935-3200
               (Address, including zip code, and telephone number,
              including area code, of principal executive offices)
                            ------------------------
Securities to be registered under section 12(b) of the Exchange Act: None Securities to be registered under section 12(g) of the Exchange Act:

                                                   Name of each exchange
  Title of each class                              on which registered
  -------------------                              ---------------------
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

Aggregate market value of Common Stock held by non-affiliates of Sonoma Valley Bancorp as of March 4, 2005 based on the current market price of the stock: $ 34,415,942

The number of shares of registrant's common stock outstanding as of March 4, 2005 was 2,151,370.

                       DOCUMENTS INCORPORATE BY REFERENCE

The  information   required  by  Items  10,11,12,13  and  14  of  Part  III  are
incorporated by reference to the registrant's proxy statement, which will be filed within 120 days of the registrant's year end.

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

     The business operations of the Company continue to be conducted through its wholly-owned subsidiary, Sonoma Valley Bank ("Bank"), which began commercial lending operations on June 3, 1988. In addition to its main branch located in Sonoma, California, the Bank also operates two additional branch offices, one branch office is located in Glen Ellen, California. In March 2004, the Bank opened another branch office, Banco de Sonoma, located in Boyes Hot Springs, California. The following discussion, therefore, although presented on a consolidated basis, analyzes the financial condition and results of operations of the Bank for the twelve month period ended December 31, 2004.

Primary Services

     The Bank emphasizes the banking needs of small to medium-sized commercial businesses, professionals and upper middle to high income individuals and families in its primary service area of Sonoma, California and the immediate surrounding area. In recognition of CRA compliance, the Company offers products to accommodate special needs of individuals regardless of their economic status and more recently the Company has focused on the needs of the Latino community.

     The Bank offers depository and lending services keyed to the needs of its business and professional clientele. These services include a variety of demand deposit, savings and time deposit account alternatives, all insured by the FDIC up to its applicable limits. Special merchant and business services, such as coin, night depository, courier, on line cash management and merchant teller services are available. The Bank offers Internet Banking for both commercial and consumer customers, bank by mail service, drive-up ATM service, extended hours including Saturday banking, drive-up windows and telephone voice response. The Bank's lending activities are directed primarily towards granting short and medium-term commercial loans, augmented by customized lines of credit, for such purposes as operating capital, business and professional start-ups, inventory, equipment, accounts receivable, credit cards, and interim construction financing, personal loans and loans secured by residential real estate.

     With the opening of our third Branch office, Banco de Sonoma Office in March, 2004, the bank is offering additional services to the Latino community in our market place. The Banco de Sonoma office is staffed by bilingual officers, customer service employees and tellers. The Bank offers special money transfer services to facilitate the transfer of funds to Mexico.

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

Concentration of Credit Risk

     The majority of the Bank's loan activity is with customers located within the county of Sonoma. While the Bank has a diversified loan portfolio, approximately 87% of these loans are secured by real estate in its service area. This concentration for the year ending December 31, 2004 is presented below:



   (in thousands of dollars)
    Secured by real estate:
    Construction/land development    $ 24,152
    Farmland                            4,187
    1-4 family residences              25,184
    Commercial/multi-family            79,037

Employees

     As of December 31, 2004, the Company employed 55 full-time equivalent employees.

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

     The regulations of these state and federal bank regulatory agencies govern most aspects of the Company's and the Bank's business and operations, including but not limited to, requiring the maintenance of non-interest-bearing reserves on deposits, limiting the nature and amount of investments and loans which may be made, regulating the issuance of securities, restricting the payment of dividends, regulating bank expansion and bank activities, including real estate development activities. The Federal Reserve Board, the Federal Deposit Insurance Corporation, and the California Department of Financial Institutions have broad enforcement powers over depository institutions, including the power to prohibit a bank from engaging in business practices which are considered to be unsafe or unsound, to impose substantial fines and other civil and criminal penalties, to terminate deposit insurance, and to appoint a conservator or receiver under a variety of circumstances. The Federal Reserve Board also has broad enforcement powers over bank holding companies, including the power to impose substantial fines and other civil and criminal penalties.

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

     The U.S. federal bank regulatory agencies' risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the "Basel Committee"). The Basel Committee is a committee of central banks and bank supervisors from the major industrialized countries that develops broad policy guidelines that each country's supervisors can use to determine the supervisory policies they apply. In January 2001, the Basel Committee on Banking Supervision issued a proposal for a "New Capital Accord". The New Capital Accord incorporates a three-part framework of minimum capital requirements, supervisory review of an institution's capital adequacy and internal assessment process, and market discipline through effective disclosure to encourage safe and sound banking practices. To remain a financial holding company, a company must remain "well capitalized" and "well managed". "Well managed" means that at their most recent examination the bank received a satisfactory composite rating and at least a satisfactory rating for management. The federal banking agencies are required to take "prompt corrective action" in respect of depository institutions and their bank holding companies that do not meet minimum capital requirements. FDIC established five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". A depository institution's capital tier, or that of its bank holding company, depends upon where its capital levels are in relation to various relevant capital measures, including a risk-based capital measure and a leverage ratio capital measure, and certain other factors. As of December 31, 2004, the Company and Bank are "well capitalized" and "well managed".

     Under the regulations adopted by the federal banking agencies, a bank holding company is "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" depository institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank rated a composite 1 under the Uniform Financial Institution Rating System, "CAMELS rating", established by the Federal Financial Institution Examinations Council). A company is considered (i) "undercapitalized" if it has (A) a total risk-based capital ratio of less than 8%, (B) a Tier 1 risk-based capital ratio of less than 4% or (C) a leverage ratio of less than 4% (or 3% in the case of an institution with a CAMELS rating of 1), (ii) "significantly undercapitalized" if it has (A) a total risk-based capital ratio of less than 6%, or (B) a Tier 1 risk-based capital ratio of less than 3% or (C) a leverage ratio of less than 3% and (iii)"critically undercapitalized" if it has a ratio of tangible equity to total assets equal to or less than 2%. An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating.

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

     The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") intended to address corporate and accounting fraud. Sarbanes-Oxley applies to publicly reporting companies. In addition to the establishment of a new accounting oversight board, which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To maintain auditor independence, any non-audit services being provided to an audit client requires pre-approval by the Company's audit committee members. In addition, the audit partners must be rotated.

     Sarbanes-Oxley also requires the chief executive officer and the chief financial officer to certify to the accuracy of periodic reports filed with the Securities Exchange Commission (the "SEC"), subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under Sarbanes-Oxley, legal counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself. Companies are required to adopt a Code of Ethics for their Financial Managers and any violators are subject to disciplinary action.

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

     Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. In addition, Sarbanes-Oxley requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States of America and filed with the SEC reflect all material correcting adjustments that are identified by a "registered public accounting firm" in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires the SEC to prescribe rules requiring the inclusion of an internal control report in each annual report. Accordingly, in the annual report for December 31, 2006, management will be required to include a report on the effectiveness of the Company's internal controls. The Company's independent auditors are required to attest to and report on management's assessment of internal control. The Company's management and staff are working diligently toward evaluating and documenting the internal control systems in order to allow management to report on, and the Company's independent auditors to attest to, the Company's internal control over financial reporting. The Company has retained the services of a consulting firm to assist management and staff with this process. Even so, there can be no assurances that the evaluation required by Sarbanes-Oxley will not result in the identification of significant control deficiencies or that the Company's auditors will be able to attest to the effectiveness of our internal controls over financial reporting.

Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board issued a revision of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation establishing revised standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement no longer allows, as an alternative, the use of Accounting Principles Board (APB) Opinion No. 25's intrinsic value method of accounting for stock options, as had been provided under the original SFAS No. 123. Under APB No. 25, issuing stock options generally resulted in no recognition of compensation expense. Under revised SFAS No. 123, entities are required to recognize the cost of services received in exchange for awards of equity instruments based on the grant-date fair value. This revised SFAS is effective for the Company beginning in the third quarter of 2005. All options issued after the effective date of this SFAS, as well as options granted in the past for which the requisite services have not been provided as of the effective date of this SFAS, are required to be recorded as compensation expense. The implementation of this SFAS will have no impact on the Company since the Company recorded compensation expense for stock options granted after January 1, 2003 and there are no remaining requisite services for stock options granted prior to January 1, 2003.

Statistical Data

     The following information is required by the Industry Guide 3, "Statistical Disclosure by Bank Holding Companies". The averages shown have been calculated using the average daily balance.

                                                                 Sequential Page
                                                                      Number

I. Distribution of Assets, Liabilities and Share-holders' Equity; Interest Rates and Differential

         A. Average balance sheets                                            20
         B. Analysis of net interest earnings                                 20
         C. Rate/volume analysis                                              21

II.      Investment Portfolio

         A. Book value (Amortized Cost) of investments                        45
         B. Weighted average yield and maturity                20, 24, 30 and 46
         C. Securities of issuer exceeding
                  ten percent of equity:                                    None

III.     Loan Portfolio

         A. Types of loans                                             20 and 47
         B. Maturities and sensitivities of loans
                   to change in interest rates                         30 and 48
         C. Risk elements

                  1. Non-accrual, past due,
                           and restructured loans                      25 and 47
                  2. Potential problem loans:                               None
                  3. Foreign outstandings:                                  None
                  4. Loan concentrations                               24 and 47

         D. Other Interest-Bearing Assets:                                  None

IV. Summary of Loan Loss Experience                                    26 and 48

V.  Deposits

         A. Average balances and average rates paid                           20
         B. Other categories of deposits                                    None
         C. Foreign outstandings                                            None
         D. Maturity of time deposits greater than $100,000                   30
         E. Maturity of foreign time deposits greater than 100,000          None

VI. Return on Equity and Assets                                               17

VII. Short-term Borrowings:                                                 None

ITEM 2.  PROPERTIES

     The Company is headquartered in Sonoma, California. At the present time the Company's Bank has three branch offices. In 1995, the Bank leased additional office space adjacent to the Sonoma Branch and in September 1997 the Bank purchased property across the street from the Sonoma Branch. The Sonoma Branch is located at 202 W. Napa Street, Sonoma. The building contains approximately 6800 square feet and has been subleased on a long-term basis (the initial term expires in 2009, with option to extend for two additional five-year terms). The office is considered by management to be well maintained and adequate for the purpose intended. Lease payments made in 2004 totaled $233,978 compared to the $224,979 paid in 2003. The lease provides for future annual rents to be adjusted for changes in the Consumer Price Index ("CPI"), with a minimum annual increase of 4%, effective each March 1st.

     In July 1995, the Bank leased a building at 463 Second Street West. The building contains approximately 2400 square feet and has been leased on a long term basis to coincide with the Sonoma Branch lease. The initial term expired in 2000, with the first option to expire in 2005, with an option to extend for two additional five year terms and one additional four year term. Lease payments made in 2004 totaled $38,016 compared with the $37,006 paid in 2003. The lease provides for future annual rents to be adjusted for changes in the Consumer Price Index ("CPI") effective each July 1st.

     In September 1997, the Bank purchased the building and land at 472 Second St. West. The building contains approximately 1013 square feet. The Bank paid $246,943 for the property. At present the Bank is utilizing the parking area for additional parking for Bank employees and until February 2005, the Bank has been renting out the building premises. At the present time, the Bank is evaluating how to utilize the additional space to accommodate additional growth. Rental income in 2004 was $18,051 compared to $17,406 in 2003.

     The Glen Ellen Branch Office is located at 13751 Arnold Drive, Glen Ellen. The facility is 525 square feet. The facility is leased for a five year term expiring in 2008 with the option to extend for two additional five year terms. Lease payments made in 2004 totaled $13,596 compared to $11,789 in 2003. The lease provides for future annual rents to be adjusted for changes in the CPI, with a minimum annual increase of 4% effective April 1st of each year.

     The Banco de Sonoma Branch, which opened in March 2004, is located at 18615 Sonoma Hwy, Suite 108, Boyes Hot Springs, California. The facility is 1200 square feet. The facility is leased for a five year term expiring in 2009 with options to extend for two additional five year terms. Lease payments in 2004 totaled $18,630. The lease provides for future annual rents to be adjusted for changes in the CPI effective February 1st of each year.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     The Company did not submit any matters to security holders during the fourth quarter of its last fiscal year ended December 31, 2004.

                                                            PART II

ITEM 5.  MARKET FOR THE  COMPANY'S  COMMON  STOCK AND  RELATED  SECURITY  HOLDER
         MATTERS

     The Company is trading on the Over the Counter Bulletin Board ("OTC BB") under the symbol "SBNK". The Company is not listed on any exchange or on the National Association of Securities Dealers Automated Quotation System ("NASDAQ").

Several brokers act as facilitators in the trades of Sonoma Valley Bancorp stock. They are:


A.G.Edwards                                 Monroe Securities
703 2nd Street Suite 100                    343 W. Erie Street Suite 410
Santa Rosa, CA 95409                        Chicago, IL 60610
Denise Gilseth                              Russ Feltes
    (800) 972-4800                              (312) 327-2535
Fax (707) 528-1117                          Fax (312) 327-2540

Baird, Patrick & Company                    UBS Financial Services
20 Exchange Place                           6570 Oakmont Drive
R. J. Dragani                               Santa Rosa, CA 95409
New York, New York 10005                    John Rector
    (800) 421-0123                              (707) 539-1500
Fax (212) 493-6643                          Fax (707) 537-3553

Edward Jones                                Hoefer & Arnett
515 First Street East                       555 Market Street   18th Floor
Sonoma, CA 95476                            San Francisco, CA 94105
Gary Scott                                  Cherie Stokes     (415) 538-5727
    (707) 935-1856                          Dave Bonaccorso   (415) 538-5723
Fax (707) 935-1894                          Switchboard       (800) 346-5544
                                            Fax               (415)398-4875

Wedbush Morgan Securities                   Seidler Companies
1300 S.W. Fifth Avenue Suite 2000           P.O.Box 1688
Joey Warmenhoven  X254                      42605 Moonridge Road
Portland, Oregon 97201-5667                 Troy Norlander
    (503) 224-0480                          Big Bear, CA 92315
Fax (503) 224-7097                              (800) 288-2811
                                            Fax (909) 585-7220
                                            Tnorlander@seidlercos.com

The table below summarizes those trades of the common stock as reported by OTC BB, setting forth the high and low prices for the periods shown. The stock prices have been adjusted for stock dividends and stock splits.

         Quarter Ended:                   High                 Low
                                  ---------------       ---------------

         December 31, 2004        $         30.00       $         22.00
         September 30, 2004                 25.00                 20.67
         June 30, 2004                      24.00                 22.33
         March 31, 2004                     24.67                 20.00

         December 31, 2003        $         20.67       $         18.83
         September 30, 2003                 20.00                 18.40
         June 30, 2003                      19.33                 17.78
         March 31, 2003                     19.68                 17.40


As of March 4, 2005, there were 1,048 registered holders of the Company's common stock, in addition to an unknown number of holders whose shares of common stock are held in street name.

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

     The Bank paid cash dividends of $300,000 on December 29, 2000, $500,000 on April 18, 2001, $500,000 on February 26, 2003, $1,000,000 on June 18, 2003,
$4,000,000  on May 24, 2004 and  $500,000 on February  24, 2005 to the  Company.
Future dividend payments from the Bank to the Company will depend on the Bank's future earnings, the Bank's ability to meet certain capital requirements and the Bank having an adequate allowance for loan losses.

     The Company paid cash dividends of $0.25 per share to shareholders of record as of March 1, 2004 with payment made on March 15, 2004, $.25 per share to shareholders of record as of August 6, 2004 with payment made on August 26, 2004, and $.25 per share to shareholders of record as of March 1, 2005 with payment made on March 15, 2005. The Board of Directors of the Company is currently reviewing our strategic plan to utilize our capital assets in order to enhance shareholder value. One of the initiatives includes review of the declaration of future cash dividends. No plan has yet been finalized.

     Historically, the Company and the Bank have declared ten stock dividends of 5% each, two stock dividends of 10% in May 1996 and June 1997, a 2 for 1 stock split in March 1998, a 3 for 2 stock split in July 2004 and three cash dividends in February 2004, July 2004 and February 2005 as detailed below:



               Dividends Paid by the Bank



               Date Declared         Record Date            Date Paid
               -----------------    ------------------     ---------------------

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
               August 16, 2000      September 8, 2000      September 25, 2000

               Dividends Paid by the Company

               Date Declared         Record Date            Date Paid
               -----------------     --------------        ---------------------

               July 18, 2001         August 3, 2001         August 17, 2001
               June 17, 2002         July 2, 2002           July 16, 2002
               June 18, 2003         July 2, 2003           July 16, 2003
               February 18, 2004     March 1, 2004          March 15, 2004
               July 21, 2004         August 6, 2004         August 26, 2004
               February 16, 2005     March 1, 2005          March 15, 2005


The following chart summarizes the Company repurchases of the Company's common shares as part of the Company's tender offer expiring May 21, 2004 and the Company's publicly announced repurchase plan.


      ------------------------- --------------------- ---------------------- ----------------------- -------------------------

                                       (a)                    (b)                   (c)                        (d)
                                                                                                             Maximum  Number
                                                                                                            (or Approximate
                                                                                                             Dollar Value of
                                                                                  Total Number of            Shares (or units)
                                                                                  Shares (or Units)           that May Yet be
                                                                                  Purchased as Part           Purchased Under
                               Total Number of                                      of Publicly                 the Plans or
                               Shares (or Units)        Average Price paid        Announced Plans or              Programs
             Period              Purchased              per Share (or Unit)           Programs
      ----------------      ---------------------     ----------------------     -----------------------     -----------------


      Month #1:               189                     $29.375                     81,489                     $540,067
      1/1/04 - 1/31/04


      Month #2:               383                     $30.00                      81,872                     $534,515
      2/1/04 - 2/29/04

      Month #3:                 0                          0                      81,872                     $534,515
      3/1/04 - 3/31/04

      Month #4:                 0                          0                      81,872                     $534,515
      4/1/04 - 4/30/04

      Month #5:            126,208(1)                 $35.00                     126,208                            0
      5/1/04 - 5/31/04


      Month #6:                 29                    $35.00                      81,901                     $533,500
      6/1/04 - 6/30/04


      Month #7:                  0                         0                      81,901                     $533,500
      7/1/04 - 7/31/04


      Month #8:                  0                         0                      81,901                     $533,500
      8/1/04 - 8/31/04


      Month #9:                  0                         0                      81,901                     $533,500
      9/1/04 - 9/30/04


      Month #10:                 0                         0                      81,901                     $533,500
      10/1/04 - 10/31/04

                                 0                         0                      81,901                     $533,500
      Month #11:
      11/1/04 - 11/30/04

                                 0                         0                      81,901                     $533,500
      Month #12:
      12/1/04 - 12/31/04

                           126,809                    $34.977                     208,109                     $533,500
      Total



     (1)The Company purchased 126,208 shares of common stock at $35 per share through a tender offer, which expired on May 21, 2004.

ITEM 6.  SELECTED FINANCIAL DATA



                              SONOMA VALLEY BANCORP
                      Selected Consolidated Financial Data
                       dollars in thousands, except share
                               and per share data

                              For the years ended:

                                             2004          2003           2002           2001            2000            1999
                                        ---------     ---------      ---------      ---------      ----------      ----------

RESULTS OF OPERATIONS:
       Net interest income              $   10,004     $  8,906      $   8,633     $    8,236      $    7,870     $    6,699
       Provision for loan losses               130           20            393            342             335            240
       Non-interest income                   1,710        1,715          1,641          1,309             893            941
       Non-interest expense                  7,225        6,244          5,862          5,224           5,061          4,614
       Provision for income tax              1,451        1,446          1,275          1,379           1,160            976
                                        ----------     ---------     ---------     ----------      ----------     ----------
       Net Income                       $    2,908     $  2,911      $   2,744     $    2,600      $    2,207     $    1,810
                                        ==========     =========     =========     ==========      ==========     ==========


SELECTED AVERAGE BALANCES:
       Assets                           $  210,883     $195,177      $ 164,200     $  147,807      $  135,924     $  123,202
       Loans, net of unearned              139,395      123,044        116,867        100,605          86,547         73,222
       Deposits                            186,496      171,620        143,228        129,534         120,135        109,801
       Shareholders' equity                 20,799       20,232         17,964         15,121          12,984         11,490
PER SHARE DATA:
       Basic net income                 $     1.35     $   1.34     $     1.26     $     1.18      $     1.00     $      .81
       Fully diluted net income         $     1.25     $   1.23     $     1.16     $     1.10      $      .96     $      .79
       Period end book value            $     9.65     $   9.89     $     8.81     $     7.64      $     6.52     $     5.47
       Weighted average shares
           outstanding                   2,148,558     2,165,066     2,176,386      2,209,727       2,220,605      2,293,407
FINANCIAL RATIOS:
       Return on average assets               1.38%          1.49%        1.67%          1.76%           1.62%          1.47%
       Return on average
          shareholders' equity               13.98%         14.39%       15.27%         17.19%          17.00%         15.75%
       Net yield on earning
          assets                              5.48%          5.24%        6.06%          6.25%           6.49%          6.04%
       Cost control ratio                    59.52%         56.95%       55.07%         52.72%          55.06%         58.52%
       Average shareholders'
          equity to average assets            9.86%         10.37%       10.94%         10.23%           9.55%          9.33%
CAPITAL RATIOS:
       Risk-based capital:
       Tier I                                10.77%         12.81%       12.31%         11.81%          12.78%         12.36%
       Total                                 12.02%         14.07%       13.57%         13.07%          14.04%         13.62%
       Leverage ratio                         9.51%         10.50%       10.62%         10.38%          10.11%          9.54%
CREDIT QUALITY:
       Net charge-offs to
          average loans                       0.24%          0.14%        0.02%          0.05%          -0.04%          0.04%
       Allowance for possible
          loan losses to period
          end loans                           1.59%          2.15%        2.17%          2.25%           2.29%          2.19%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Year Ended December 31, 2004 versus December 31, 2003

          The business operations of the Company continue to be conducted through its wholly-owned subsidiary, Sonoma Valley Bank ("Bank"), which began commercial lending operations on June 3, 1988. Accordingly, the following discussion and analysis of the financial condition and the results of operations should be read in conjunction with the financial statements and notes included elsewhere in this annual report. Per share amounts for prior years have been adjusted for the Company's 3 for 2 stock split declared July 2004 and 5% stock dividends declared in June 2003, June 2002, July 2001, August 2000 and July 1999. The continued growth and success of the company is dependent upon a stable economy, an increasing deposit base in the Valley and economically viable technology to enhance customer service. Expansion of services in the Valley such as the opening of a new branch, the placement of a remote ATM in the local hospital, and the deployment of wire transfer services through an international network are some of the strategies contributing to successful performance. It is management's opinion that community banking will continue to prosper, by providing useful services in niche markets, in spite of the consolidation taking place in the industry.

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

          Allowance for Loan and Lease Losses. The allowance for loan and lease losses represents management's best estimate of inherent losses in the existing loan portfolio. The allowance for loan and lease losses is increased by the provision for losses on loans and leases charged to expense and reduced by loans and leases charged off, net of recoveries. The provision for loan and lease losses is determined based on management's assessment of several factors: reviews and evaluations of specific loans and leases, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan and lease loss experience, the level of classified and nonperforming loans and the results of regulatory examinations.

          The Company's Audit Committee engages experienced independent loan portfolio review professionals many of whom are former bank examiners. The Audit Committee determines the scope of such reviews and provides the report of findings to the Board's Loan Committee after it has reviewed and accepted the report. These reviews are supplemented with periodic reviews internally by the Company's credit review function, as well as the periodic examination of both selected credits and the credit review process by the applicable regulatory agencies. The information from these reviews assists management in the timely identification of problems and potential problems and provides a basis for deciding whether the credit represents a probable loss or risk that should be recognized.

          Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the conditions of the various markets in which collateral may be sold may all affect the required level of the allowance for loan and lease losses and the associated provision for loan and lease losses.

          Estimation of Fair Value. Accounting principles generally accepted in the United States require that certain assets and liabilities be carried on the Consolidated Balance Sheet at fair value or at the lower of cost or fair value. Furthermore, the fair value of financial instruments is required to be disclosed as a part of the notes to the consolidated financial statements for other assets and liabilities (see Note R, page
     64). Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, the shape of yield curves and the credit worthiness of counterparties.

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

Overview

          The Company continues to be profitable, however, net income declined by $3,387 from $2,911,007 for the year ending December 31, 2003 to $2,907,621 for the year ending December 31, 2004. The decline in net income is a result of the expenses associated with the opening of the new branch, Banco de Sonoma, during the first quarter of 2004 and the recognition of expense for stock options granted during January 2004. Additionally the Company has experienced a decrease in income associated with loan referral fees. The refinancing boom has slowed considerably, a trend that could continue in the next few years, and the Bank now originates many of the mortgage loans previously outsourced to a vendor. The net effects of these items combined to lower net income. On a per share basis, basic net income per share equaled $1.35 in 2004 compared to $1.34 in 2003.

          Return on average total assets for 2004, 2003 and 2002 was 1.38%, 1.49% and 1.67%, respectively. Return on average shareholders' equity declined to 13.98% in 2004 compared to 14.39% in 2003. The decline in the return on average assets in 2004 is the result of the increase in average assets from $195.2 million in 2003 to $210.9 million in 2004, growth of 8.1% and the lower amount of income generated during the period. The lower return on equity is the result of the decline in income during 2004 and the $567,000 increase in average equity from $20.2 million in 2003 to $20.8 million in 2004.

          While the bank has continued to enjoy strong earnings over the last three years, the banks growth in assets has exceeded the earnings growth. Earnings growth has been impacted by the decline in the net interest margin, which is a combination of increased rate competition for loans and the lower market rates for investment securities. Income at year end 2004 is lower than 2003 due to the 53 basis point decline in the yield on loans (see the table-Average Balances, Yields and Rates Paid on page 20), the decline in loan referral income, the increase in operating expense due to the new Banco de Sonoma Branch Office and the expensing of stock options. The Company has experienced pressure to refinance loans for customers that were priced at higher yields and now have been negotiated at lower rates.

          The most significant event affecting the Company's growth is the opening of the Banco de Sonoma Branch in Boyes Hot Springs. Initially, this has had a negative effect on the Income Statement by generating a loss of $282,000. The branch office is offering services to the Latino community in our market place. Management identified this is as a niche which was under-served and an opportunity for future growth and profitability. All employees at the branch are bilingual and able to offer full service banking. An additional product which has been added is the ability for the customer to effect an immediate transfer of funds to Mexico. Management anticipates that the growth in the branch will be slow and steady and profitable within three or four years.

          Total shareholders' equity declined by $790,000 or 3.68% at year end 2004. On May 21, 2004, the Company closed the tender offer purchasing 126,208 shares of stock at $35.00 per share for a total of $4,488,126 including expenses associated with this offer, lowering equity. In addition to the tender offer, the Company repurchased and retired 601 shares of stock for $18,057. In 2004, stock options were granted to senior employees, which increased equity by $103,680. At December 31, 2004 the Company reported net income of $2,907,621 which included an expense for the stock options of $103,680, therefore the net effect of the stock option transaction relative to equity was zero. In March and August 2004 the company paid out cash dividends for a combined amount of $906,732. An additional $7,498 was paid for fractional shares in August 2004 as a result of the three for two split of the Company's common stock. The directors and officers exercised 97,494 options which added $1,168,805 to the capital accounts. The tax benefit on these options exercised was $617,260, which also increased equity. The net effect of this activity in the capital accounts was capital of $20,681,160 as of December 31, 2004, compared to capital of $21,471,279 as of December 31, 2003.

          At December 31, 2004, total assets were $218.2 million, a 6.4% increase over the $205.1 million at December 31, 2003. The Company showed loans of $153.2 million in 2004, compared with $122.5 million at year-end 2003, an increase of 25.1%. Deposits increased, growing 7.5%, from $180.1 million at year-end 2003 to $193.7 million at year-end 2004. The loan-to-deposit ratio increased to 79.1% in 2004 from 68.0% in 2003. In 2005, management anticipates similar growth in assets and deposits, but as interest rates increase we anticipate that loan growth will slow.

          The Company has acquired additional software to accommodate maintaining a portfolio of adjustable rate residential loans, which was not an option in prior years. Additionally, the bank has enhanced its ability to engage in mortgage origination for the secondary market, and will be using the increased liquidity for warehousing product available for sale. This activity is expected to enhance earnings for the Company.

     RESULTS OF OPERATIONS
     Net Interest Income

          Net interest income is the difference between total interest income and total interest expense. Net interest income, adjusted to a fully taxable equivalent basis, increased $1.2 million to $10.4 million, up 12.7% from 2003 net interest income of $9.3 million. Net interest income on a fully taxable equivalent basis, as shown on the table - Average Balances, Yields and Rates Paid (page 20), is higher than net interest income on the statements of operations because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($424,000 in 2004 and $343,000 in 2003, based on a 34% federal income tax rate).

          The increase in net interest income (stated on a fully taxable equivalent basis) was the net effect of an increase of $1.0 million in interest income and a $170,000 decrease in interest expense, which is a result of loans growing at a faster rate than deposits and a loan to deposit ratio of 79.1% in 2004 compared to 68.0% in 2003. Declining rates influenced net interest income in spite of the growth in earning assets. The decline in interest expense is expected to plateau as the effective interest cost for the bank is not expected to decline further and with the increase in market interest rates could have a dramatic effect on the cost of deposits. This increased rate competition for loans and investments combined with the inability to keep rates down will likely result in a flat to declining earnings environment.

          Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin increased 24 basis points to 5.48% in 2004 from 5.24% in 2003. The increase in the net interest margin is the result of the 100 basis point increase in the prime lending rate, growth in loan volume and the transition of assets from Fed Funds Sold to loan products.

     Interest Income

          As previously stated, interest income (stated on a fully taxable equivalent basis) increased by $1.0 million to $12.0 million in 2004, a 9.2% increase over the $11.0 million realized in 2003.

          The $1.0 million increase was the result of a 7.8% increase in average earning assets to $190.4 million combined with an 8 basis point increase in average yield for the year. The yield on earning assets was 6.29% as of December 31, 2004 compared to 6.21% for the year end 2003. The small increase in yield is a result of loans coming off floors. The 8 basis point increase is small, because higher yielding maturing loans are being replaced by lower yielding fixed rate loans and existing loans are refinancing at lower rates.

     Interest Expense

          Total interest expense declined by $170,000 to $1.6 million. The average rate paid on all interest-bearing liabilities was 1.09% in 2004, compared to 1.28% in 2003. Average balances increased from $134.1 million to $142.4 million, a 6.2% gain.

          The gain in volume of average balances was responsible for a $52,000 increase in interest expense offset by a $222,000 decrease related to lower interest rates paid for a net decrease of $170,000. The lower rates paid on interest-bearing liabilities is a result of management's ability to keep interest rates down, in a rising rate environment.

          Individual components of interest income and interest expense are provided in the table - Average Balances, Yields and Rates Paid on page 20.

     Provision for Loan Losses

          The provision for loan losses charged to operations is based on the Company's monthly evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding. The provisions to the allowance for loan losses amounted to $130,000 in 2004 and $20,000 in 2003. The increase in the provision is the result of management's evaluation and assessment of the loan portfolio, the higher charge offs in 2004 and the increase in the loan growth. Management anticipates loan growth will continue in 2005, which would necessitate a further increase in the provision to the reserve for loan losses.

          The economic climate continues to improve and the non-performing assets ratio at December 31, 2004 was .72% compared to 1.26% as of year end 2003. Non accrual loans were $1.0 million as of December 31, 2004 compared to $1.2 million as of December 31, 2003, a decline of 17.7%. Loans charged-off, net of recoveries, resulted in losses totaling $336,000 in 2004 (one loan represented 80.3% of this figure) and $167,000 in 2003. Refer to page 47 Note D for an analysis of the changes in the allowance for loan and lease losses.

                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
                                   Rate/Volume

                                     2004                                2003                                2002
                                    ------                              ------                              ------

ASSETS                  AVERAGE     INCOME/     YIELD/      AVERAGE     INCOME/     YIELD/      AVERAGE     INCOME/     Yield/
                        BALANCE     EXPENSE      RATE       BALANCE     EXPENSE      RATE       BALANCE     EXPENSE      Rate

                       --------    ---------   -------     --------    --------   -------       --------    --------    -------
Interst-earning
 assets:
Loans(2):
  Commercial           $ 98,243     $  6,999    7.12%      $ 85,965    $  6,493      7.55%      $ 75,696    $  5,978      7.90%
  Consumer               14,224          963    6.77%        11,632         889      7.64%        13,186       1,098      8.33%
  Real Estate
   Construction          19,134        1,471    7.69%        18,781       1,530      8.15%        19,040       1,689      8.87%
  Real Estate
   Mortgage               5,178          372    7.18%         3,820         333      8.72%         5,732         481      8.39%
  Tax Exempt
   loans (1)              3,033          254    8.37%         3,147         263      8.36%         3,367         285      8.46%
  Leases                     36            8   22.22%            67          22     32.84%           164          27     16.46%
  Tax Exempt
   leases (1)                 1            0    0.00%            47          10     21.28%           106          15     14.15%
  Unearned loan
   fees                    (454)                               (416)                                (424)
                       --------                            --------                             --------
    Total loans         139,395       10,067    7.22%       123,043       9,540      7.75%       116,867       9,573      8.19%
Investment
 securities
 Available for
  Sale:
      Taxable            23,265          781    3.36%        11,093         352      3.17%         6,029         365      6.05%
      Tax
       exempt(1)              0            0    0.00%             0           0      0.00%             0           0      0.00%
Hold to maturity
      Taxable               390           10    2.56%           392          13      3.32%           201          13      6.47%
      Tax
       exempt(1)         17,187          993    5.78%        11,270         736      6.53%        10,904         777      7.13%
                       --------     --------               --------   ---------                 --------    --------
 Total investment
    securities           40,842        1,784    4.37%        22,755       1,101      4.84%        17,134       1,155      6.74%
Federal funds
  sold                    9,447          106    1.12%        30,318         318      1.05%        14,053         216      1.54%
FHLB stock                  600           20    3.33%           288          13      4.51%           275          15      5.45%
Total due from
  banks/interest
  bearing                   154            5    3.25%           202           1      0.50%            73           1      1.37%
                       --------     --------               --------    --------                 --------    --------
 Total interest
  earning assets        190,438       11,982    6.29%       176,606      10,973      6.21%       148,402      10,960      7.39%
                                    ========                           ========                             ========
Noninterest-bearing
   assets:
 Reserve for loan
   losses                (2,436)                             (2,772)                              (2,547)
 Cash and due from
   banks                  9,319                               9,090                                7,600
 Premises and
  equipment               1,370                               1,120                                  705
 Other assets            12,192                              11,133                               10,040
                       --------                            --------                             --------
    Total assets       $210,883                            $195,177                             $164,200
                       ========                            ========                             ========
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest-bearing
liabilities:
 Interest-bearing
   deposits
 Interest-bearing
   transaction           30,888      $    52    0.17%        29,819    $     51      0.17%        23,794    $     84      0.35%
 Savings deposits        67,114          434    0.65%        59,266         466      0.79%        48,052         656      1.37%
 Time deposits over
   100,000               18,740          400    2.13%        19,794         477      2.41%        18,362         547      2.98%
 Other Time deposits     25,666          668    2.60%        25,209         730      2.90%        20,155         674      3.34%
                       --------     --------               --------    --------                 --------    --------
 Total interest-
   bearing deposits     142,408        1,554    1.09%       134,088       1,724      1.28%       110,363       1,961      1.78%
Federal Funds purhcased       0            0    0.00%             0           0      0.00%             0           0      0.00%
Other short term
  borrowings                  0            0    0.00%             3           0      0.00%             0           0      0.00%
                       --------      -------               --------    --------                 --------    --------
     Total interest
       bearing
       liabilites       142,408        1,554    1.09%       134,091       1,724      1.28%       110,363    $  1,961      1.78%
                                    ========                           ========                             ========
Non interest-bearing
  liabilities
 Non interest-bearing
  demand deposits        44,088                              37,531                              32,865
 Other liabilities        3,588                               3,323                               3,008
 Shareholders' equity    20,799                              20,232                              17,964
                       --------                            --------                             -------
     Total liabilities
      and shareholders'
      equity           $210,833                            $195,177                             $164,200
                       ========                            ========                             ========
Interest rate spread                            5.20%                                4.93%                                5.61%
Interest income                    $  11,982    6.29%                  $ 10,973      6.21%                  $ 10,960      7.39%
Interest expense                       1,554    0.81%                     1,724      0.98%                     1,961      1.32%
                                   ---------    ----                   --------      ----                   --------      ----
Net interest income/
  margin                           $  10,428    5.48%                  $  9,249      5.24%                  $  8,999      6.06%
                                   =========                           ========                             ========



(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2004, 2003 and 2002.
(2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $299,000, $405,000 and $343,000 for the twelve months ended December 31, 2004, 2003 and 2002, respectively, were amortized to the appropriate interest income categories.



                              SONOMA VALLEY BANCORP

                              Rate/Volume Analysis

                                             2004 over 2003                            2003 over 2002

                                Volume     Rate     Vol/Rate     Total     Volume     Rate     Vol/Rate     Total
ASSETS
Interest-earning assets:
Loans:
  Commercial                       928     (369)         (53)      506        811     (261)         (35)       515
  Consumer                         198     (101)         (23)       74       (129)     (90)          11       (209)
  Real estate construction          29      (86)          (2)      (59)       (23)    (138)           2       (159)
  Real estate mortgage             118      (59)         (20)       39       (160)      19           (6)      (148)
  Tax exempt loans                 (10)       1            0        (9)       (19)      (4)           0        (22)
  Leases                           (10)      (7)           3       (14)       (16)      27          (16)        (5)
  Tax exemt leases                 (10)     (10)          10       (10)        (8)       8           (4)        (5)
  Unearned fee income                0        0            0         0          0        0            0          0
                               --------   ------       ------    -------    -------   -------     -------     -------
   Total loans                   1,243     (631)         (85)      527        456      (439)        (48)       (33)

Investment securities:
 Available for sale:
  Taxable                          386       20           23       429        307      (174)       (146)       (13)
  Tax-exempt                         0        0            0         0          0         0           0          0
 Held to maturity:
  Taxable                            0       (3)           0        (3)        12        (6)         (6)         0
  Tax-exempt                       386      (84)         (45)      257         26       (65)         (2)       (41)
                               --------   ------       ------    -------    -------   -------     -------     -------
   Total investment
     securities                    772      (67)         (22)      683        345      (245)       (154)       (54)
Federal funds sold                (219)      22          (15)     (212)       250       (69)        (79)       102
FHLB Stock                          14       (3)          (4)        7          1        (3)         (0)        (2)
Due from bank-int bearing           (1)       6           (1)        4          2        (1)         (1)         0
                               --------   ------       ------    -------    -------   -------     -------     -------
Total interest-earning assets    1,809     (673)        (127)    1,009      1,054      (757)       (282)        13
                               ========   ======       ======    =======    =======   =======     =======     =======
LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits:
 Savings deposits                    2        0            0         2         21       (44)        (11)       (34)
 Interest-bearing demand deposits   62      (83)         (11)      (32)       153      (277)        (65)      (189)
 Time less than $100,000           (25)     (55)           3       (77)        43      (105)         (8)       (70)
 Time $100,000 and over             13      (74)          (1)      (62)       169       (90)        (23)        56
                               --------   ------       ------    -------    -------   -------     -------     -------
   Total interest-bearing
     deposits                       52     (213)          (9)     (170)       386      (516)       (107)      (237)
Federal funds purchased              0        0            0         0          0         0           0          0
Other borrowings                     0        0            0         0          0         0           0          0
   Total interest-bearing
    Liabilities                     52     (213)          (9)     (170)       386      (516)       (107)       (237)
 Interest differential           1,758     (462)        (118)    1,178        668      (241)       (175)        250
                               ========   ======       ======    =======    =======   =======     =======     =======

Volume/Rate variances were allocated in the following manner:
a.  Changes affected by volume (change in volume times old rate)
b.  Changes affected by rates (change in rates times old volume)
c. Changes affected by rate/volume (change in volume times change in rates) The total for each category was arrived at by totaling the individual items in their respective categories.

Non-interest Income

     Non-interest income of $1.710 million decreased .29% or $5,000 in comparison with the $1.715 million recorded in 2003. In 2004 income from service charges on deposit accounts increased 5.3% or $55,000 from $1.0 million in 2003 to $1.1 million in 2004. This increase was a result of both an increase in service charges and growth in deposit accounts.

     Other fee income showed a small decline in 2004 of 5.6% or $18,000 from $324,000 in 2003 to $306,000 in 2004. The lower income is a result of the decline in loan referral income from $122,000 in 2003 to $35,000 in 2004 a decrease of $87,000. Other categories of other fee income showed strong growth. Credit card merchant income was $71,000 in 2003 and grew to $129,000 in 2004, an increase of $58,000. The remaining categories of other fee income include miscellaneous fees for Bank services which showed growth in 2004 over 2003.

     Other non-interest income showed an 11.8% decline or $42,000 from $357,000 in 2003 to $315,000 in 2004. This is largely a result of a decline in the income generated by bank owned life insurance policies in 2004. Income on the policies was $343,000 in 2003 compared to $298,000 in 2004 or a yield of 7.56% and 6.47%, respectively. As market rates increase, the income produced by these policies should increase.

Non-interest Expense

     Total non-interest expense increased 15.7% to $7.2 million in 2004 from $6.2 million in 2003. Non-interest expense represented 3.4% of average total assets in 2004 and 3.2% in 2003. The expense/asset ratio is a standard industry measurement of a bank's ability to control its overhead or non-interest costs. During 2005, the Company will continue to emphasize cost controls, though certain costs, such as professional fees associated with the implementation and compliance with the Sarbanes-Oxley Act, costs of company insurance and salary and benefit expense including workers compensation insurance and medical benefits are not controllable by management. Refer to Note I, page 52, for a detailed description of Non-Interest Income and Other Non-Interest Expense.

Salaries and Benefits

     The most significant increase was in the salaries and benefits category. Salary and benefits increased 18.2% from $3.5 million in 2003 to $4.1 million in 2004 of which $267,000 reflects the salary and benefits expenses associated with the new Banco de Sonoma Office. The remainder of the increase reflects additional staffing in Sonoma, normal merit increases and employee incentives paid as a result of the Company's earnings in 2004. Additionally, there continues to be significant increases in workers compensation and employee medical benefits. At December 31, 2004 and 2003 total full-time equivalent employees were 55 and 49, respectively, an increase of 6 full time equivalent employees. Year-end assets per employee were $3.97 million in 2004 compared with $4.2 million in 2003.

Premises and Equipment

     Expenses related to premises and equipment increased by 17.2% or $132,000 to $901,000 in 2004 from $769,000 in 2003. Of that increase, $67,000 resulted from additional costs associated with the opening of the Banco de Sonoma Office. Bank lease expense increased $29,000 from $289,000 in 2003 to $318,000 in 2004. Banco de Sonoma was responsible for $19,000 of that increase and the remaining $10,000 represented the increase in lease expenses at the other three locations and rental storage. Lease income in 2004 was $18,000 compared to $17,000 in 2003.

     Expenses on fixed assets were $322,000 in 2003 compared to $395,000 in 2004, with $30,000 of the $73,000 increase attributable to the opening of the new office. The remaining increase is the result of equipment upgrades, as well as the amortization of expenses from the remodel of the Sonoma and Glen Ellen offices.

Other Non-interest Expense

     Other non-interest expense increased by 10.8% to $2.2 million in 2004 from $2.0 million in 2003. The increase in other non-interest expense was due to increases in professional fees, advertising and marketing, stationery and office supplies and FDIC and other insurance. Professional fees were $680,000 in 2003 and increased to $751,000 in 2004, an increase of $71,000 or 10.5%. The categories of professional fees which showed the most significant increases were in the areas of accounting and taxes, other exam fees, and accruals for Director Retirement and legal fees. The increases in accounting and taxes, other exam fees and legal fees are a result of complying with the Sarbanes-Oxley Act and examinations to audit compliance with many of the new consumer regulations, such as Customer Privacy, U. S. Patriot Act and Bank Secrecy Act. Additionally, with the growth in the Company, time spent by outside professionals increased, therefore, the costs increased. The Director Retirement costs increased as a result of a lower crediting rate when determining benefit expense.

     Advertising and marketing and stationery and office supplies increased due to the costs associated with setting up a new office. An initial outlay to stock the facility is necessary and then ongoing costs will level out. Again, as the Company grows these costs will show some year over year increase.

     In 2005, the Company anticipates professional fees will increase dramatically due to the costs associated with compliance with Sarbanes Oxley Rule 404, governing internal control provisions. To assist with compliance, the Company has retained the services of a consulting firm.

Provision for Income Taxes

     The provision for income taxes increased to an effective tax rate of 33.3% in 2004 compared with 33.2% in 2003.

BALANCE SHEET ANALYSIS

Investment Securities

     Investment securities were $37.6 million at December 31, 2004, a 2.7% increase from the $36.7 million at December 31, 2003. At year end 2004, the overall portfolio had a market value of $38.1 million compared with an amortized cost of $37.9 million. The Company purchases securities rated A or higher by Standard and Poor's and/or Moody's Investors Service. In the event a security is downgraded, the Company will monitor the investment more closely or sell if appropriate. Local tax-exempt bonds are occasionally purchased without an A rating.

     Securities are classified as held to maturity (HTM) if the Company has both the intent and the ability to hold these securities to maturity. As of December 31, 2004, the Company had securities totaling $17.4 million with a market value of $17.8 million categorized as held to maturity. Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.

     Securities are classified as available for sale (AFS) if the Company intends to hold these debt securities for an indefinite period of time, but not necessarily to maturity. Investment securities which are categorized as available for sale are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity. Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy. Securities held in the available for sale category are recorded at market value, which is $20.3 million compared to an amortized cost of $20.5 million as of December 31, 2004.

     There were twenty Federal Farm Credit Bank, Federal Home Loan Bank, Federal Home Loan Mortgage Corporation or Federal National Mortgage Association securities of $19.8 million and one U.S. Treasury security of $496,000 in the AFS portfolio and nineteen municipal securities of $6.7 million in the HTM portfolio that are temporarily impaired as of December 31, 2004. Of the above, there were three Federal Home Loan Mortgage Agency and Federal Home Loan Bank securities of $2.3 million in the AFS portfolio and three municipal securities of $867,000 in the HTM portfolio that have been in a continuous loss position for 12 months or more as of December 31, 2004. The primary cause of the impairment of these securities is interest rate volatility inherent in a rising rate environment which causes the market value of the security to decline. Management understood the potential market risks at the time of acquisition and determined the benefit to the Company of the higher interest rates received more than offset the potential deterioration in value. It is the Company's intent to carry the securities to maturity date, at which time the Company will receive face value for the securities at no loss.

     Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses to the income statement are recognized upon sale, or at such time as management determines that a permanent decline in value exists. In the opinion of management, there was no investment in securities at December 31, 2004 that constituted a material credit risk to the Company. The lower market value to amortized costs was a result of the increase in market interest rates and not an indication of lower credit quality.

     The table below shows the components of the investment portfolio and average yields. For further information concerning the Company's total securities portfolio, including market values and unrealized gains and losses, refer to Note C of the Notes to Consolidated Financial Statements on page 45.


                                  Twelve months ended 12/31/04     Twelve months ended 12/31/03
                                       Average    Average          Average     Average
                                       Balance     Yield           Balance     Yield

U.S. Treasury securities               $    516     2.3%          $     780     1.8%
U.S. federal agency issues               22,198     3.3%              9,263     2.9%
State, county and municipal issues       17,578     5.7%             11,662     6.4%
Corporate securities                        550     6.4%              1,050     6.4%
                                       --------                    --------

Total investment securities            $ 40,842     4.4%           $ 22,755     4.8%
                                       ========                    ========

Loans

     A comparative schedule of average loan balances is presented in the table on page 20; year-end balances are presented in Note D to the Consolidated Financial Statements page 47.

     Loan balances, net of deferred loan fees at December 31, 2004, were $153.2 million, an increase of 25.1% over 2003. Commercial loans, comprising 71.2% of the portfolio, increased $17.1 million, or 18.6% over 2003 showing the greatest change in volume of all categories. Included in commercial loans are loans made for commercial purposes and secured by real estate.

     Real Estate Mortgage loans were the category which showed the greatest growth rate, growing $5.5 million from $2.2 million at December 31, 2003 to $7.7 million as of December 31, 2004, a growth rate of 246.6%. During 2004 the Company expanded their conventional Real Estate Loan portfolio. It is anticipated that the growth rate will be more modest in 2005 due to the increase in interest rates.

     Consumer loans and Real Estate Construction loans grew $4.5 million and $3.6 million, a growth rate of 38.3% and 21.9%, respectively. Only lease financing receivables showed a decline of $32,000 from $80,000 to $48,000. Customer interest in lease financing receivables has declined in our market, therefore, the bank has not been active in generating these loans. Management does not see this lack of interest in lease financing receivables changing in the foreseeable future.

Risk Elements

     The majority of the Company's loan activity is with customers located within Sonoma County. Approximately 87% of the total loan portfolio is secured by real estate located in the Company's service area. Significant concentrations of credit risk may exist if a number of loan customers are engaged in similar activities and have similar economic characteristics. The Company believes it has policies in place to identify problem loans and to monitor concentrations of credit (see Note O, on page 60 of the Consolidated Financial Statements, Concentration of Credit Risk).

     Based on its risk management review and a review of its loan portfolio, management believes that its allowance for loan losses for the quarter ending December 31, 2004, is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgment. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision, but is subject to periodic review, and could be susceptible to significant change in future periods.

Loan Commitments and Letters of Credit

     Loan commitments are written agreements to lend to customers at agreed upon terms, provided there are no violations of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Loan commitments may have variable interest rates and terms that reflect current market conditions at the date of commitment. Because many of the commitments are expected to expire without being drawn upon, the amount of total commitments does not necessarily represent the Company's anticipated future funding requirements. Unfunded loan commitments were $34.6 million at December 31, 2004 and $35.3 million at December 31, 2003.

     Standby letters of credit commit the Company to make payments on behalf of customers when certain specified events occur. Standby letters of credit are primarily issued to support customers' financing requirements of twelve months or less and must meet the Company's normal policies and collateral requirements. Standby letters of credit outstanding were $360,000 at December 31, 2004 and $725,000 at December 31, 2003.

Nonperforming Assets

     Management classifies all loans as non-accrual loans when they become more than 90 days past due as to principal or interest, or when the timely collection of interest or principal becomes uncertain, if earlier, unless they are adequately secured and in the process of collection.

     A loan remains in a non-accrual status until both principal and interest have been current for six months and meets cash flow or collateral criteria, or when the loan is determined to be uncollectible and is charged off against the allowance for loan losses, or in the case of real estate loans, is transferred to other real estate owned. A loan is classified as a restructured loan when the interest rate is reduced, when the term is extended beyond the original maturity date, or other concessions are made by the Company, because of the inability of the borrower to repay the loan under the original terms.

     The Company had loans of $1.0 million in non-accrual status at December 31, 2004 and $1.2 million at December 31, 2003. There were $1.0 million in loans 90 days or more past due at December 31, 2004 and $1.2 million in loans 90 days or more past due at December 31, 2003. Occasionally, the Company will have more loans in non-accrual status than are 90 days past due, if they determine the collection of principal or interest is unlikely.

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

     Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated. However, as of December 31, 2004, the Company believes its overall allowance for loan losses is adequate based on its analysis of conditions at that time.

     At December 31, 2004, the allowance for loan losses was $2.4 million, or 1.6% of year end loans, compared with $2.6 million or 2.2% of year end loans at December 31, 2003. This reduction in the allowance is consistent with the improved quality of the loan portfolio.

     Net charge-offs to average loans increased when compared with the prior year. The Company recorded net losses of $336,000 or .24% of average loans in 2004 compared to $167,000 or .14% of average loans in 2003. The increased, although still low, level of charge-offs in 2004 reflects the Company's attention and effort in managing and collecting past due loans by encouraging the customer to bring them to a current status or to pay them off and management's desire to quickly charge off a loan when it is determined to be uncollectible. The prompt charge-off of loans increases the quality of the loan portfolio.

Deposits

     A comparative schedule of average deposit balances is presented in the table on page 20; year-end deposit balances are presented in the table below.

     Total deposits increased $13.5 million (7.5%) in 2004, to $193.7 million. Demand deposits increased $6.6 million, or 17.4% in 2004. Savings deposits increased by $6.6 million, or 10.3%, and interest-bearing checking increased$2.4 million, or 7.5% during 2004. Other time deposits of less than $100,000 decreased $822,000, or 4.2%, and time deposits over $100,000 decreased $1.3 million, for a decline of 4.7% over 2003 balances.

The composition of deposits for the years ending December 31, 2004 and 2003 are as follows:


                                            December 31,    Percentage     December 31,    Percentage
                                                2004         of Total         2003          of Total
                                            ------------    ----------     ------------    ---------



Interest-bearing transaction deposits       $ 34,912,205          18.0%    $ 32,467,678         18.0%

Savings deposits                              70,254,926          36.3%      63,680,697         35.4%

Time deposits, $100,000 and over              25,307,661          13.1%      26,565,347         14.7%

Other time deposits                           18,630,846           9.6%      19,453,317         10.8%
                                            ------------                   ------------

Total interest-bearing deposits              149,105,638          77.0%     142,167,039         78.9%

Non-interest-bearing deposits                 44,557,377          23.0%      37,947,577         21.1%
                                            ------------                   ------------

Total deposits

                                            $193,663,015         100.0%    $180,114,616        100.0%
                                            ============                   ============

Capital

     The Bank is subject to FDIC regulations governing capital adequacy. The FDIC has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. Under the current guidelines, as of December 31, 2004, the Bank was required to have minimum Tier I and total risk-based capital ratios of 4% and 8%, respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios to be 6% and 10%, respectively.

     The FDIC has also adopted minimum leverage ratio guidelines for compliance by banking organizations. The guidelines require a minimum leverage ratio of 4% of Tier 1 capital to total average assets. Banks experiencing high growth rates are expected to maintain capital positions well above the minimum levels. The leverage ratio, in conjunction with the risk-based capital ratio, constitutes the basis for determining the capital adequacy of banking organizations.

     Based on the FDIC's guidelines, the Bank's total risk-based capital ratio at December 31, 2004 was 11.34% and its Tier 1 risk-based capital ratio was 10.09%. The Bank's leverage ratio was 8.94%. All the ratios exceed the minimum guidelines of 8.00%, 4.00% and 4.00%, respectively. The ratios for the Company at December 31, 2003, were 14.07%, 12.81% and 10.49%, respectively. The capital ratios for the Company at December 31, 2004, were 12.02%, 10.77% and 9.51%, respectively.

     In February 2001, the Company approved a program to repurchase Sonoma Valley Bancorp stock up to $1.0 million and in August 2002 the Company approved the repurchase of an additional $1.0 million of Sonoma Valley Bancorp stock. As of December 31, 2004, $1,466,494 had been repurchased and retired, net of options which were exercised and then subsequently repurchased and retired. Refer to page 18, for a discussion of the changes in capital and page 37 for the table of "Changes in Shareholders' Equity."

     Management believes that the Bank's current capital position, which exceeds guidelines established by industry regulators, is adequate to support its business.

Off Balance Sheet Commitments

     The Company's off balance sheet commitments consist of commitments to extend credit and standby letters of credit. These commitments are extended to customers in the normal course of business and are described on page 25, Loan Commitments and Letters of Credit and in Note N to the Consolidated Financial Statements on page 59. The Company also has contractual obligations consisting of operating leases for various facilities and payments to participants under the Company's supplemental executive retirement plan and deferred compensation plan, which are described in Note H on page 49.

The following table summarizes the Company's contractual obligations as of December 31, 2004.

                                                                       Payments due by period
                                              ----------     -----------      ---------      ---------      -----------
                                                             Less than 1                                    More than 5
Contractual Obligations                         Total            year         1-3 years      3-5 Years         years
-----------------------                       ----------     -----------      ---------      ---------      -----------
Operating Lease Obligations                   1,321,431        296,229         585,143        143,037          297,022
Executive Officer Supplemental Retirement     1,891,236         13,590          29,750        102,027        1,745,869
Deferred Compensation                         1,129,333         13,540          28,425         39,033        1,048,335


Liquidity Management

     The Company's liquidity is determined by the level of assets (such as cash, federal funds sold and available-for-sale securities) that are readily convertible to cash to meet customer withdrawal and borrowing needs. Deposit growth also contributes to the Company's liquidity. The Company's liquidity position is reviewed by management on a regular basis to verify that it is adequate to meet projected loan funding and potential withdrawal of deposits. The Company has a comprehensive Asset and Liability Policy which it uses to monitor and determine adequate levels of liquidity. At year end 2004, the Company's liquidity ratio (adjusted liquid assets to deposits and short term liabilities) was 18.47% compared to 29.03% and 20.39% at year end 2003 and 2002, respectively. Management expects that liquidity will remain adequate throughout 2005, as loans are not expected to grow significantly more than deposits, and excess funds will continue to be invested in quality liquid assets, such as U.S. Treasury and Agency securities.

Market Risk Management

     Overview. Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its loan and deposit functions. The goal for managing the assets and liabilities of the Company is to maximize shareholder value and earnings, while maintaining a high quality balance sheet without exposing the Company to undue interest rate risk. The Board of Directors has overall responsibility for the interest rate risk management policies. Sonoma Valley Bank has an Asset and Liability Management Committee (ALCO) that establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates.

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

     Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest-bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against four interest rate scenarios. The scenarios include 100 and 200 basis point rising rate forecasts, a flat rate forecast, and 100 and 200 basis point falling rate forecasts which take place within a one year time frame. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon. The Company's 2005 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from year-end 2004 balances. The following table summarizes the effect on net interest income (NII) of a +/-100 and a +/-200 basis point change in interest rates as measured against a constant rate (no change) scenario.

Interest Rate Risk Simulation of Net Interest Income as of December 31, 2004 (In thousands)

Variation from a constant rate scenario            Change in NII
                  +200bp                                   ($255)
                  +100bp                                   ($133)
                  -100bp                                   ($401)
                  -200bp                                   ($805)


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

     The Company has more liabilities than assets repricing during the next year. In evaluating the repricing pressures for liabilities, management is taking a conservative perspective and has already repriced deposits
(liabilities) more quickly than loans (assets). There is significant market pressure to keep lending rates low and increase rates on deposit accounts. In 2004, the Company was able to maintain lower deposit rates, even in the rising rate environment. Now there is considerable market pressure to catch up with the prior interest rate increases. The table below indicates that the Company is liability sensitive throughout the next year. At the end of the twelve month cycle, the rate sensitive gap shows $59.3 million more in liabilities than assets repricing.

     The Company controls its long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than its long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of December 31, 2004 for the Company's interest-bearing assets and interest-bearing liabilities, and the Company's interest rate sensitivity gap as a percentage of total interest-earning assets. Of the $120.4 million in fixed rate assets over 12 months, shown in the table below, $47.3 million are long term assets over five years. This $47.3 million compares favorably to the $63.9 million in demand and core deposits and equity. With the 125 basis point increase in the Fed Funds rate in 2004, the loans which were at floors were classified from the fixed rate category to floating rate and are now repricing with greater frequency.

(dollars in thousands)

                                       Immediate    Up to 3    4 to 6      7 to 12     Over
December 31, 2004                       Reprice     Months     Months      Months    12 Months       Total
                                        --------    -------     --------   --------   ----------   --------
ASSETS:
  Securities + Other                    $      0    $    340    $    477   $    953   $ 35,902     $ 37,672
  Interest-Bearing Balances
  Loans                                   43,866       6,825       5,410     10,185     84,446      150,732
  Fed Funds Sold + Overnight
   Interest-Bearing Balances               9,875                                                      9,875
                                        --------    --------    --------    -------   --------     --------

     Total Rate Sensitive Assets        $ 53,741    $  7,165    $  5,887    $11,138   $120,348     $198,279
                                        ========    ========    ========    =======   ========     ========

  LIABILITIES:
  MMDA/NOW/SAV                          $105,167    $      0    $      0    $     0   $      0     $105,167
  CD's<$100                                    0       4,719       4,451      4,451      5,011       18,632
  CD's>$100                                    0       5,821      10,099      2,525      6,863       25,308
  Borrowings                                   0                                                          0
                                        --------    --------    --------    -------    -------     --------


Total Rate Sensitive Liabilities        $105,167    $ 10,540    $ 14,550    $ 6,976   $ 11,874     $149,107
                                        ========    ========    ========    =======   ========     ========

  Rate Sensitivity Gap               $ (51,426)   $ (3,375)   $ (8,663)   $ 4,162   $108,474     $ 49,172


  Cumulative Rate Sensitivity Gap    $ (51,426)   $(54,801)   $(63,464)   $(59,302) $ 49,172

  Cumulative Position to Total
   Assets                             (23.6%)     (25.1%)     (29.1%)     (27.2%)    22.5%


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

Management's Discussion and Analysis
The Year Ended December 31, 2003 versus December 31, 2002

Summary

     Net income for 2003 was $2.9 million compared with $2.7 million in 2002. Basic earnings per share for 2003 were $1.34 compared with $1.26 in 2002. Return on average assets was 1.49% in 2003 compared with 1.67% the previous year, while return on average equity was 14.39% in 2002 and 15.27% for the previous year.

     Total assets reached $205.1 million in 2003, a 12.3% increase over the $182.6 million at December 31, 2002. Loans decreased 4.4% to $122.5 million, compared with $128.1 million at year-end 2002. Deposits increased, growing 12.6% from $160.0 million at year-end 2002 to $180.1 million at year-end 2003. The loan-to-deposit ratio declined from 80.0% to 68.0%.

Net Interest Income

     Net interest income on a fully tax equivalent basis increased by $250,000 to $9.2 million in 2003, up 2.8% from 2002 net interest income of $9.0 million. The net interest margin for 2003 decreased to 5.24% from 6.06% for the previous year. Individual components of interest income and interest expense are provided in the table - Average Balances, Yields and Rates Paid on page 20.

Interest Income

     Interest income increased by $13,000, or .12%, to $10.97 million over the $10.96 million realized in 2002. The volume of earning assets increased by 19.0% to $176.6 million from $148.4 million in 2002, while the yield on average earning assets declined 117 basis points.

Interest Expense

     Interest expense decreased by $237,000 to $1.7 million in 2003 from $2.0 million in 2002. The average rate paid on all interest-bearing liabilities decreased from 1.78% in 2002 to 1.28% in 2003 while average balances increased from $110.4 million to $134.1 million, a 21.5% gain over 2002. The gain in volume of average balances was responsible for a $386,000 increase in interest expense offset by a $623,000 decline related to lower interest rates paid for a net decline of $237,000. The lower rates paid on interest-bearing liabilities was the result of a declining rate environment.

     Individual components of interest income and interest expense are provided in the table - Average Balances, Yields and Rates Paid on page 20.

Provision for Loan Losses

     The provision for loan losses was $20,000 in 2003 and $393,000 in 2002. The decrease in the provision was the result of management's evaluation and assessment of the loan portfolio and the decline in the loan portfolio. Loans charged off, net of recoveries, resulted in losses totaling $167,000 in 2003 and $27,000 in 2002. The increase in charge-offs reflects loan problems related to the economic downturn. Refer to Note D, page 47 for an analysis of the changes in the allowance for loan and lease losses.

Non-interest Income

     Non-interest income increased by 4.5% to $1.7 million from $1.6 million the previous year. The increase was due to increases in service charges on deposit accounts and other fee income which increased by 7.3% and 3.85%, or $70,000 and $12,000, respectively.

Non-interest Expense

     Total non-interest expense increased 6.5% to $6.2 million in 2003 from $5.9 million in 2002. Non-interest expense represented 3.2% of average total assets in 2003 and 3.6% in 2002. The expense/asset ratio is a standard industry measurement of a bank's ability to control its overhead or non-interest costs. During 2004, the Company will continue to emphasize cost controls. Certain costs are not controllable by management. Refer to Note I, page 52, for a detailed description of Non-Interest Income and Other Non-Interest Expense.

     Salaries and benefits increased 1.5% from $3.4 million in 2002 to $3.5 million in 2003. The 2003 increase reflects normal merit increases and employee incentives paid as a result of the Company's earnings in 2003. Additionally, there continues to be significant increases in workers compensation and employee medical benefits. At December 31, 2003 and 2002 total full-time equivalent employees were 49 and 44, respectively. Year-end assets per employee were $4.2 million in 2003 and 2002.

     Expenses related to premises and equipment increased by 24.4% to $769,000 in 2003 from $618,000 in 2002. Building lease expense on three locations and storage units increased to $289,000 in 2003 from $278,000 in 2002. Lease income for 2003 totaled $17,000 compared to lease income of $17,000 in 2002. The increase in premises and equipment expense is the result of renovation and remodeling of the Operations Center and Sonoma Main Office facility.

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

Provision for Income Taxes

     The provision for income taxes increased to an effective tax rate of 33.19% in 2003 compared with 31.72% in 2002.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information regarding Quantitative and Qualitative Disclosures about Market Risk appears on page 28 through 29 under the caption "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Market Risk Management" and is incorporated herein by reference.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Richardson & Company                                550 Howe Avenue, Suite 210
                                                    Sacramento, California 95825

                                                    Telephone: (916) 564-8727
                                                    FAX      : (916) 564-8728





                         REPORT OF RICHARDSON & COMPANY
                              INDEPENDENT AUDITORS


Board of Directors and Shareholders
Sonoma Valley Bancorp and Subsidiary
Sonoma, California


     We have audited the accompanying consolidated balance sheets of Sonoma Valley Bancorp and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in the shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonoma Valley Bancorp and Subsidiary as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


                                                         /s/Richardson & Company
January 25, 2005                                         -----------------------

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2004 and 2003



ASSETS                                                                        2004                 2003
                                                                          ------------         ------------
 Cash and due from banks                                                  $  5,471,669         $  9,803,272
 Federal funds sold                                                          9,840,000           25,220,000
 Interest-bearing due from banks                                                35,551              330,930
                                                                          ------------         ------------
                       Total cash and cash equivalents                      15,347,220           35,354,202
 Investment securities available-for-sale, at fair value                    20,253,490           20,119,777
 Investment securities held-to-maturity (fair value
  of $17,842,432 and $17,042,186, respectively)                             17,418,303           16,558,153
 Loans and lease financing receivables, net                                150,732,087          119,833,989
 Premises and equipment, net                                                 1,364,879            1,313,995
 Accrued interest receivable                                                 1,138,607              906,958
 Cash surrender value of life insurance                                      8,913,136            7,730,600
 Other assets                                                                3,079,740            3,288,463
                                                                          ------------         ------------

                       Total assets                                       $218,247,462         $205,106,137
                                                                          ============         ============

LIABILITIES
 Noninterest-bearing demand deposits                                      $ 44,557,377         $ 37,947,577
 Interest-bearing transaction deposits                                      34,912,205           32,467,678
 Savings and money market deposits                                          70,254,926           63,680,697
 Time deposits, $100,000 and over                                           25,307,661           26,565,347
 Other time deposits                                                        18,630,846           19,453,317
                                                                          ------------         ------------
                       Total deposits                                      193,663,015          180,114,616

 Accrued interest payable
   and other liabilities                                                     3,903,287            3,520,242
                                                                          ------------        -------------

                       Total liabilities                                   197,566,302          183,634,858
 Commitments and contingencies ( see accompanying notes )

SHAREHOLDERS' EQUITY
 Common stock, no par value; 10,000,000 shares
   authorized; 2,142,104 shares in 2004 and 1,457,594 in
   2003 issued and outstanding                                              15,528,940           15,061,636
 Retained earnings                                                           5,295,732            6,386,083
 Accumulated other comprehensive (loss) income                                (143,512)              23,560
                                                                          ------------        -------------
                       Total shareholders' equity                           20,681,160           21,471,279
                                                                          ------------        -------------
                       Total liabilities and shareholders' equity         $218,247,462        $ 205,106,137
                                                                          ============        =============


The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended December 31, 2004, 2003 and 2002

                                                    2004              2003             2002
                                                 ----------       -----------      -----------
INTEREST INCOME
  Loans and leases                               $9,980,424       $ 9,446,841      $ 9,470,998
  Taxable securities                                790,980           365,459          378,511
  Tax-exempt securities                             655,689           485,460          512,708
  Federal funds sold and other                      110,639           318,798          216,362
  Dividends                                          20,370            13,269           15,227
                                                 -----------      -----------      -----------
                       Total interest income      11,558,102       10,629,827       10,593,806
INTEREST EXPENSE
  Interest-bearing transaction deposits               51,744           50,454           84,241
  Savings and money market deposits                  434,671          466,081          655,841
  Time deposits, $100,000 and over                   667,862          729,758          674,089
  Other time deposits                                399,813          477,061          546,543
  Other                                                                    31
                                                 -----------      -----------      -----------
                      Total interest expense       1,554,090        1,723,385        1,960,714
                                                 -----------      -----------      -----------
                         NET INTEREST INCOME
                                                  10,004,012        8,906,442        8,633,092
  Provision for loan and lease losses                130,000           20,000          393,000
                                                 -----------      -----------      -----------
                   NET INTEREST INCOME AFTER
                      PROVISION FOR LOAN AND
                                LEASE LOSSES
                                                   9,874,012        8,886,442        8,240,092
NON-INTEREST INCOME                                1,709,771        1,715,123        1,641,191

NON-INTEREST EXPENSE
 Salaries and employee benefits                    4,124,120        3,489,007        3,437,390
 Premises and equipment                              900,465          768,789          618,029
 Other                                             2,200,104        1,986,365        1,806,954
                                                 -----------      -----------      -----------
                  Total non-interest expense       7,224,689        6,244,161        5,862,373
                                                 -----------      -----------      -----------
                     Income before provision
                            for income taxes       4,359,094        4,357,404        4,018,910
 Provision for income taxes                        1,451,473        1,446,397        1,274,577
                                                 -----------      -----------      -----------
                                  NET INCOME     $ 2,907,621      $ 2,911,007      $ 2,744,333
                                                 ===========      ===========      ===========
                        NET INCOME PER SHARE     $      1.35      $      1.34      $      1.26
                                                 ===========      ===========      ===========
                        NET INCOME PER SHARE
                           ASSUMING DILUTION     $      1.25      $      1.23      $      1.16
                                                 ===========      ===========      ===========



The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              For the years ended December 31, 2004, 2003 and 2002


                                                                                                   Accumulated
                                                                                                     Other
                                 Comprehensive          Common Stock              Retained      Comprehensive
                                   Income          Shares         Amount          Earnings          Income           Total
                                 -------------     ------------------------       -----------    --------------   ------------
Balance at
  January 1, 2002                                  1,333,504    $11,025,885       $ 5,483,779     $   161,398     $ 16,671,062

5% stock dividend                                     65,742      1,775,026        (1,775,026)
Fractional shares                                                                     (13,951)                         (13,951)
Redemption and retirement
  of stock                                           (14,596)      (121,257)         (223,345)                        (344,602)
Stock options exercised and
  related tax benefits                                16,496        256,571                                            256,571
Net income for the year          $ 2,744,333                                        2,744,333                        2,744,333
Other comprehensive income,
  net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $51,125                       (73,103)
                                 -----------
Other comprehensive income,
  net of taxes                       (73,103)                                                         (73,103)         (73,103)
                                 -----------      ----------    -----------       -----------     -----------     ------------
Total comprehensive income       $ 2,671,230
                                 ===========

BALANCE AT
  DECEMBER 31, 2002                                1,401,146     12,936,225         6,215,790          88,295       19,240,310

5% stock dividend                                     68,665      1,997,422        (1,997,422)
Fractional shares                                                                     (14,193)                         (14,193)
Redemption and retirement
  of stock                                           (38,987)      (361,296)         (729,099)                      (1,090,395)
Stock options exercised and
  related tax benefits                                26,770        489,285                                            489,285
Net income for the year          $ 2,911,007                                         2,911,007                       2,911,007
Other comprehensive income,
  net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $45,274                       (64,735)
Other comprehensive income,      -----------
  net of taxes                       (64,735)                                                         (64,735)         (64,735)
                                 -----------      ----------    -----------       -----------     -----------     ------------
Total comprehensive income       $ 2,846,272
                                 ===========


                                   (Continued)

                      SONOMA VALLEY BANCORP AND SUBSIDIARY


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Continued)

              For the years ended December 31, 2004, 2003 and 2002

                                                                                                  Accumulated
                                                                                                     Other
                                 Comprehensive          Common Stock               Retained      Comprehensive
                                    Income         Shares          Amount          Earnings          Income          Total
                                 -------------     ------------------------       -----------     -------------   ------------
BALANCE AT
  DECEMBER 31, 2003                                1,457,594    $15,061,636       $ 6,386,083     $    23,560     $ 21,471,279

Redemption and retirement
  of stock                                              (601)        (6,218)         (11,839)                          (18,057)
Stock options exercised and
   related tax benefits                               97,494      1,786,065                                          1,786,065
Redemption of stock
   under tender offer                               (126,208)    (1,416,223)      (3,071,903)                       (4,488,126)
Cash dividends                                                                      (906,732)                         (906,732)
Stock options granted                                               103,680                                            103,680
3 for 2 stock split                                  713,825
Fractional shares                                                                     (7,498)                           (7,498)
Net income for the year          $ 2,907,621                                       2,907,621                         2,907,621
Other comprehensive income,
  net of tax:
  Unrealized holding gains
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $116,844                     (167,072)
                                 -----------
Other comprehensive income,
 net of taxes                       (167,072)                                                        (167,072)        (167,072)
                                 -----------       ---------    -----------       -----------     -----------     ------------

Total comprehensive income       $ 2,740,549
                                 ===========
BALANCE AT
  DECEMBER 31, 2004                                2,142,104    $15,528,940       $ 5,295,732     $  (143,512)    $20,681,160
                                                   =========    ===========       ===========     ===========     ===========


The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 2004, 2003 and 2002

                                                         2004              2003              2002
                                                     ------------      ------------      ------------
OPERATING ACTIVITIES
 Net income                                          $  2,907,621      $  2,911,007      $  2,744,333
 Adjustments to reconcile net income
   to net cash provided by operating activities:
      Provision for loan and lease losses                 130,000            20,000           393,000
      Depreciation                                        306,747           224,774           144,659
      Loss on sale of securities                                                                5,098
      Loss on sale of equipment                               206                23
      Amortization and other                              153,510           115,551            43,971
      Stock options granted                               103,680
      Net change in interest receivable                  (231,649)         (107,676)          152,779
      Net change in cash surrender value
       of life insurance                                 (297,536)         (342,888)         (265,181)
      Net change in other assets                          942,827           (47,325)          (63,800)
      Net change in interest payable
       and other liabilities                              383,045           146,078           350,001
                                                     ------------      ------------      ------------
                           NET CASH PROVIDED BY
                           OPERATING ACTIVITIES         4,398,451         2,919,544         3,504,860

INVESTING ACTIVITIES
   Purchases of securities held-to-maturity            (2,519,972)      (10,718,156)
   Purchases of securities available-for-sale          (8,653,217)      (17,216,738)         (540,547)
   Proceeds from maturing securities held-to-
     Maturity                                           1,551,900         4,028,400         1,841,141
   Proceeds from maturing securities available-
     for-sale                                           8,190,000           750,000         7,000,000
   Proceeds from sales of securities available-
     for-sale                                                                                 244,063
   Net (increase) decrease in loans and leases        (31,028,098)        5,415,192       (20,629,972)
   Purchases of premises and equipment                   (361,506)         (663,645)         (399,704)
   Purchases of life insurance                           (885,000)                         (2,092,000)
   Proceeds from disposal of equipment                      3,669               550
                                                      -----------      ------------      ------------
                              NET CASH USED FOR
                           INVESTING ACTIVITIES       (33,702,224)      (18,404,397)      (14,577,019)



                                                        (Continued)

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

              For the years ended December 31, 2004, 2003 and 2002



                                                         2004              2003              2002
                                                     ------------      ------------      ------------
FINANCING ACTIVITIES
  Net change in demand, interest-bearing
    transaction and savings deposits                 $ 15,628,556      $ 18,904,842      $ 13,505,460
  Net change in time deposits                          (2,080,157)        1,221,521         8,827,814
  Stock repurchases                                    (4,506,183)       (1,090,395)         (344,602)
  Stock options exercised                               1,168,805           299,681           214,375
  Fractional shares purchased                              (7,498)          (14,193)          (13,951)
  Cash dividends paid                                    (906,732)
                                                     ------------      ------------      ------------
                            NET CASH PROVIDED BY
                            FINANCING ACTIVITIES        9,296,791        19,321,456        22,189,096
                                                     ------------      ------------      ------------
                          NET CHANGE IN CASH AND
                                CASH EQUIVALENTS      (20,006,982)        3,836,603        11,116,937
  Cash and cash equivalents
   at beginning of year                                35,354,202        31,517,599        20,400,662
                                                     ------------      ------------      ------------

                       CASH AND CASH EQUIVALENTS
                                  AT END OF YEAR     $ 15,347,220      $ 35,354,202      $ 31,517,599
                                                     ============      ============      ============
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest expense                                   $  1,550,556      $  1,731,256      $  1,965,215
  Income taxes                                       $    219,200      $  1,375,000      $  1,663,975

SUPPLEMENTAL DISCLOSURES OF
     NONCASH ACTIVITIES:

Stock dividends                                                        $  1,997,422      $  1,775,026

Net change in unrealized gains and losses
  on securities                                      $   (283,916)     $   (110,009)     $   (124,228)
Net change in deferred income taxes on unrealized
  gains and losses on securities                     $    116,844      $     45,274      $     51,125



The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002


NOTE A--SIGNIFICANT ACCOUNTING POLICIES

Business: Sonoma Valley Bancorp (the Company), formed in 2000, is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Sonoma Valley Bank. Sonoma Valley Bank was organized in 1987 and commenced operations on June 3, 1988 as a California state-chartered bank. The Bank is subject to regulation, supervision and regular examination by the State Department of Financial Institutions and Federal Deposit Insurance Corporation. The regulations of these agencies govern most aspects of the Bank's business.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and the Bank. All material inter-company accounts and transactions have been eliminated.

Nature of Operations: The Bank provides a variety of banking services to individuals and businesses in its primary service area of Sonoma, California and the immediate surrounding area. The Bank offers depository and lending services primarily to meet the needs of its business and professional clientele. These services include a variety of demand deposit, savings and time deposit account alternatives and special merchant and business services. The Bank's lending activities are directed primarily towards granting short and medium-term commercial loans, customized lines of credit, for such purposes as operating capital, business and professional start-ups, inventory, equipment and accounts receivable and interim construction financing.

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

Investment Securities: Securities are classified as held-to-maturity if the Company has both the intent and ability to hold those debt securities to maturity regardless of changes in market conditions, liquidity needs or changes in general economic conditions. These securities are carried at cost adjusted for amortization of premium and accretion of discount, computed by the interest method over their contractual lives.

Securities are classified as available-for-sale if the Company intends to hold those debt securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company's assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available-for-sale are carried at fair value. Unrealized holding gains or losses are reported as as increases or decreases in shareholders' equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2004, 2003 and 2002


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

All of the Company's leases are classified and accounted for as direct financing leases. Under the direct financing method of accounting for leases, the total net rentals receivable under the lease contracts, net of unearned income, are recorded as a net investment in direct financing leases, and the unearned income is recognized each month as it is earned so as to produce a constant periodic rate of return on the unrecovered investment.

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

Commercial loans are considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Allowances on impaired loans are established based on the present value of expected future cash flows discounted at the loan's historical effective interest rate or, for collateral-dependent loans, on the fair value of the collateral. Cash receipts on impaired loans are used to reduce principal.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2004, 2003 and 2002


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2004, 2003 and 2002


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock Option Accounting: At December 31, 2004, the Company has a stock-based employee and director compensation plan, which is described more fully in Note
L. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. No options were granted in 2003. Awards under the Company's plan vest over five years. The cost related to stock-based employee compensation included in the determination of net income for 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.


                                                          2004            2003             2002
                                                       -----------     -----------     -----------

Net income, as reported                                $ 2,907,621     $ 2,911,007     $ 2,744,333
Add:  Stock-based employee compensation expense
   included in reported net income, net of related
   tax effects                                              61,011

Deduct: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects              (185,012)       (179,899)       (185,919)
                                                       -----------     -----------     -----------

Pro forma net income                                   $ 2,783,620     $ 2,731,108     $ 2,558,414
                                                       ===========     ===========     ===========

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2004, 2003 and 2002


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings per share:
   Basic--as reported          $ 1.35     $ 1.34     $ 1.26
   Basic--pro forma              1.30       1.26       1.18
   Diluted--as reported          1.25       1.23       1.16
   Diluted--pro forma            1.20       1.16       1.08

Off-Balance-Sheet Financial Instruments: In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

Operating Segments: Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management desegregates a company for making operating decisions and assessing performance. The Company has determined that its business is comprised of a single operating segment.

New Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of SFAS No. 123, Accounting for Stock-Based Compensation establishing revised standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement no longer allows as an alternative the use of APB No. 25's intrinsic value method of accounting for stock options, as had been provided under the original SFAS No. 123. Under APB No. 25, issuing stock options generally resulted in no recognition of compensation expense. Under the revised SFAS No. 123, entities are required to recognize the cost of services received in exchange for awards of equity instruments based on the grant-date fair value. This revised SFAS is effective for the Company beginning in the third quarter of 2005. All options issued after the effective date of this SFAS, as well as options granted in the past for which the requisite services have not been provided as of the effective date of this SFAS, are required to be recorded as compensation expense. The implementation of this SFAS will have no impact on the Company since the Company recorded compensation expense for stock options granted after January 1, 2003 and there are no remaining requisite services for stock options granted prior to January 1, 2003.


NOTE B--RESTRICTIONS ON CASH AND DUE FROM BANKS

Cash and due from banks include amounts the Bank is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve. The total requirement at December 31, 2004 and 2003 was $424,000 and $3,400,000, respectively.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2004, 2003 and 2002


NOTE C--INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities are summarized as follows:

                                   Amortized        Unrealized       Unrealized            Fair
                                     Cost             Gains            Losses              Value
                                   ------------     ------------     ------------      ------------


December 31, 2004:

Securities Available-For-Sale
  U.S. Treasury securities         $    498,959                      $     (2,709)     $    496,250
  U.S. Government agency
    securities                       19,998,410                          (241,170)       19,757,240
                                   ------------                      ------------      ------------
                                   $ 20,497,369                      $   (243,879)     $ 20,253,490
                                   ============                      ============      ============

Securities Held-to-Maturity
    Municipal securities          $  17,418,303     $    485,044     $    (60,915)     $ 17,842,432
                                  =============     ============     ============      ============
December 31, 2003:
Securities Available-For-Sale
  U.S. Treasury securities        $     515,928     $      4,619                       $    520,547
  U.S. Government agency
    Securities                       18,672,992           72,126      $   (57,548)       18,687,570
  Corporate securities                  890,820           20,840                            911,660
                                   ------------     ------------      -----------       -----------
                                   $ 20,079,740     $     97,585      $   (57,548)     $ 20,119,777
                                   ============     ============      ===========      ============

Securities Held-to-Maturity        $ 16,558,153     $    550,533      $   (66,500)     $ 17,042,186
  Municipal securities             ============     ============      ===========      ============


                      SONOMA VALLEY BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2004, 2003 and 2002


NOTE C--INVESTMENT SECURITIES (Continued)


Contractual maturities of investment securities at December 31, 2004 were as follows:

                                    Securities Available-For-Sale           Securities Held-To-Maturity
                                    -----------------------------           ---------------------------
                                      Amortized          Fair                 Amortized        Fair
                                        Cost             Value                  Cost           Value
                                    -----------      ------------           ------------      ------------
Due in one year or less             $ 1,004,608      $    996,125           $    773,754      $    780,362
Due after one year through
    five years                       17,493,416        17,266,118              2,721,591         2,749,817
Due after five years through
    ten years                         1,999,345         1,991,247              8,821,463         9,014,402
                                                                               5,101,495         5,297,851
Due after ten years                ------------      ------------            -----------      ------------
                                   $ 20,497,369      $ 20,253,490           $ 17,418,303      $ 17,842,432
                                   ============      ============           ============      ============


During 2004 and 2003, the Company did not sell any securities available-for-sale. During 2002, the Company sold securities available-for-sale for total proceeds of approximately $244,062, resulting in gross realized losses of $5,098 and no gross realized gains.

As of December 31, 2004, investment securities with a carrying amount of $5,212,119 and an approximate fair value of $5,551,269 were pledged, in accordance with federal and state requirements, as collateral for public deposits. Investment securities with a carrying amount and fair value of $4,975,141 at December 31, 2004 were pledged to meet the requirements of the Federal Reserve and the U.S. Department of Justice.

The following table shows the investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31.

                                                         2004                                            2003
                             --------------------------------------------------------------  -----------------------------
                                   Less Than 12 Months            12 months or Greater           Less Than 12 Months
                             --------------------------------  ----------------------------  -----------------------------
                                   Fair         Unrealized         Fair        Unrealized         Fair        Unrealized
Description of Securities         Value           Losses          Value          Losses          Value          Losses
---------------------------  -------------    -----------      -------------  -------------  ---------------  ------------

U.S. treasury securities     $     496,250    $     2,709
U.S. government agency
     securities                 17,510,048        188,362      $  2,247,192   $    52,808    $   8,736,699    $     57,548
Municipal securities             5,835,964         40,747           867,178        20,168        5,154,805          66,300
                             -------------    -----------      ------------   -----------    -------------    ------------

     Total temporarily
      impaired securities    $  23,842,262    $   231,818      $  3,114,370   $    72,976    $  13,891,504      $  123,848
                             =============    ===========      ============   ===========    =============      ==========

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2004, 2003 and 2002


NOTE C--INVESTMENT SECURITIES (Continued)

There were no securities as of December 31, 2003 that were in a continuous loss position for 12 months or more. There were 20 U.S. government agency securities, one U.S. Treasury Note and 19 municipal securities that were temporarily impaired as of December 31, 2004. There were 6 securities in a continuous unrealized loss position at December 2004 for 12 months or more. There were 9 Federal Home Loan Bank or Federal Home Loan Mortgage Corporation securities and 15 municipal securities that were temporarily impaired as of December 31, 2003. The unrealized losses on these securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2004 and 2003.


NOTE D--LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the loan and lease portfolio was as follows at December 31:

                                                          2004                       2003
                                               -----------------------      ----------------------

    Commercial                                 $ 109,324,569      71.2%     $ 92,197,984      75.0%
    Consumer                                      16,249,913      10.6%       11,750,131       9.6%
    Real estate mortgage                           7,732,177       5.0%        2,231,244       1.8%
    Real estate construction                      20,291,506      13.2%       16,646,907      13.5%
    Lease financing receivables, net of
       unearned income of $8,034 in
       2004 and $9,799 in 2003                        47,717       0.0%           79,884       0.1%
                                               -------------     -----      ------------     -----
                                                 153,645,882     100.0%      122,906,150     100.0%
                                                                 =====                       =====

       Deferred loan fees and costs, net            (485,223)                   (437,536)
       Allowance for loan and lease losses        (2,428,572)                 (2,634,625)
                                               -------------                ------------
                                               $ 150,732,087                $119,833,989
                                               =============                ============

     At December 31, 2004, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $1,233,000, with a corresponding valuation allowance of $223,000. At December 31, 2003, the recorded investment in loans for which impairment has been recognized in accordance with Statement No. 114 totaled $1,145,000, with a corresponding valuation allowance of $424,000. For the years ended December 31, 2004, 2003 and 2002, the average recorded investment in impaired loans was approximately $1,263,000, $843,000 and $143,000, respectively. During 2004, 2003 and 2002,
$7,000, $8,000 and $2,000 of interest was received and recognized on impaired loans, respectively.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2004, 2003 and 2002


NOTE D--LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

In addition, at December 31, 2004, the Company did not have other nonaccrual loans for which impairment had not been recognized. At December 31, 2003, the Company had other nonaccrual loans of approximately $115,300, for which impairment had not been recognized.

The Company has no commitments to loan additional funds to the borrowers of impaired or nonaccrual loans.

The maturity and repricing distribution of the loan and lease portfolio at December 31:




                                                          2004          2003
                                                    ------------     ------------

        Fixed rate loan maturities
            Three months or less                    $  3,913,861     $ 11,452,282
            Over three months to twelve months        12,329,431       12,843,967
            Over one year to five years               57,186,925       41,884,458
            Over five years                           31,403,430       42,304,207
        Floating rate loans repricing
            Quarterly or more frequently              45,816,022       13,191,129
            Quarterly to annual frequency                381,109
            One to five years frequency                1,603,134
                                                    ------------     ------------
                                                     152,633,912      121,676,043
        Nonaccrual loans                               1,011,970        1,230,107
                                                    ------------     ------------
                                                    $153,645,882     $122,906,150
                                                    ============     ============

An analysis of the changes in the allowance for loan and lease losses is as follows for the years ended December 31:


                                                    2004             2003            2002
                                                 -----------     -----------     -----------

         Beginning balance                       $ 2,634,625     $ 2,781,962     $ 2,415,555
         Provision for loan and lease losses         130,000          20,000         393,000
         Loans charged off:
           Commercial                               (290,000)       (142,572)        (10,741)
           Consumer                                  (63,007)        (41,161)        (34,872)
                                                 -----------     -----------     -----------
                                                    (353,007)       (183,733)        (45,613)
         Recoveries:
           Commercial                                 15,416           8,320           9,474
           Consumer                                    1,538           8,076           9,546
                                                 -----------     -----------     -----------
                                                      16,954          16,396          19,020
                                                 -----------     -----------     -----------
         Ending balance                          $ 2,428,572     $ 2,634,625     $ 2,781,962
                                                 ===========     ===========     ===========

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2004, 2003 and 2002


NOTE E--PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at December 31:

                                                     2004             2003
                                                -----------     -----------
         Land                                   $   175,000     $   175,000
         Building                                    71,943          71,943
         Leasehold improvements                     768,334         660,272
         Furniture, fixtures and equipment        1,893,372       1,688,809
                                                -----------     -----------
                                                  2,908,649       2,596,024
         Less: Accumulated depreciation          (1,543,770)     (1,282,029)
                                                -----------     -----------
                                                $ 1,364,879     $ 1,313,995
                                                ===========     ===========


NOTE F--TIME DEPOSITS

The maturities of time deposits at December 31, 2004 are as follows:

         Maturing within one year                  $  32,065,000
         Maturing in one year to two years             7,186,000
         Maturing two years through five years         4,688,000
                                                   -------------
                                                   $  43,939,000
                                                   =============

NOTE G--FEDERAL FUNDS CREDIT LINES

The Company has uncommitted federal funds lines of credit agreements with other banks. The maximum borrowings available under these lines totaled $21,500,000 at December 31, 2004. The Company pledged loans totaling $96,682,000 as collateral to secure advances from the Federal Home Loan Bank of up to $35,199,190. There were no borrowings outstanding under the agreements at December 31, 2004 or 2003.


NOTE H--EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Employee Savings Plan (the Plan) in which the Company matches a portion of the employee's contribution each payday. All employees are eligible for participation following three months of employment. Bancorp contributions are 100% vested at all times. The Company made contributions totaling $109,628 in 2004, $92,012 in 2003 and $77,913 in 2002.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2004, 2003 and 2002


NOTE H--EMPLOYEE BENEFIT PLANS (Continued)

The Company purchased single premium life insurance policies in connection with the implementation of retirement plans for four key officers and for the Board of Directors. The policies provide protection against the adverse financial effects from the death of a key officer and provide income to offset expenses associated with the plans. The officers are insured under the policies, but the Company is the owner and beneficiary. At December 31, 2004 and 2003, the cash surrender value of these policies totaled $8,913,136 and $7,730,600, respectively.

The retirement plans are unfunded and provide for the Company to pay the officers and directors specified amounts for specified periods after retirement and allows them to defer a portion of current compensation in exchange for the Company's commitment to pay a deferred benefit at retirement. If death occurs prior to or during retirement, the Company will pay the officer's beneficiary or estate the benefits set forth in the plans. Deferred compensation is vested as to the amounts deferred. Liabilities are recorded for the estimated present value of future salary continuation benefits and for the amounts deferred by the officers and directors. At December 31, 2004 and 2003, the liability recorded for the executive officer supplemental retirement plan totaled $1,494,540 and $1,439,970, respectively. The amount of pension expense related to this plan for 2004 and 2003 was $54,570 and $216,400, respectively. At December 31, 2004 and 2003, the liability recorded for the director supplemental retirement plan totaled $396,696 and $293,653, respectively. The amount of pension expense related to this plan for 2004 and 2003 was $103,043 and $85,027, respectively. At December 31, 2004 and 2003, the liability recorded for the deferred compensation plan totaled $1,129,334 and $989,788, respectively. The amount of expense related to this plan for 2004 and 2003 was $84,785 and $82,542, respectively. The following are the components of the accumulated benefit obligation related to the executive officer and director supplemental retirement plans as of December 31:



                                               Directors                      Officers
                                       -------------------------     ---------------------------
                                          2004           2003           2004            2003
                                       ----------     ----------     -----------     -----------
    Projected benefit obligation       $  396,696     $  293,653     $ 1,405,912     $ 1,235,077
    Unamortized net transition
      obligation                                                          88,628         204,893
                                       ----------     ----------     -----------     -----------

       Benefit obligation included
         in other liabilities          $  396,696     $  293,653     $ 1,494,540     $ 1,439,970
                                       ==========     ==========     ===========     ===========


The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.75% and 7.00% for 2004 and 2003, respectively. No compensation increases were assumed. The entire accumulated benefit obligation was fully vested at December 31, 2004 and 2003.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2004, 2003 and 2002


NOTE H--EMPLOYEE BENEFIT PLANS (Continued)

The following is a reconciliation of the beginning and ending balances of the benefit obligation for the years ended December 31:


                                                    Directors                      Officers
                                            -------------------------      -------------------------
                                               2004              2003         2004           2003
                                            ----------     ----------      ----------     ----------

Benefit obligation at beginning of year     $  293,653     $  208,626      $1,439,970     $1,223,570
Net periodic pension cost:
  Service cost                                  39,201         71,387          34,454        319,856
  Interest cost on projected benefit
    obligation                                  36,975         13,640          10,630        122,265
Amortization of unrecognized
    liability at transition                    (36,201)                         8,486        (56,811)
Amendments                                      63,068                                      (168,910)
                                            ----------     ----------      ----------     ----------
Net periodic pension cost recognized           103,043         85,027          54,570        216,400
                                            ----------     ----------      ----------     ----------
    Benefit obligation at end of year       $  396,696     $  293,653      $1,494,540     $1,439,970
                                            ==========     ==========      ==========     ==========


The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                               Directors          Officers
                               ---------        ----------
       2005                    $ 13,590
       2006                      13,861
       2007                      15,889
       2008                      21,457         $  27,592
       2009                      25,386            27,592
       2010 to 2014             269,090         1,378,504

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2004, 2003 and 2002


NOTE I--NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

Non-interest income is comprised of the following for the years ended December
31:

                                                    2004              2003           2002
                                                 -----------      -----------     -----------


     Service charges on deposit accounts         $ 1,089,315      $ 1,033,990     $   964,198
     Other fee income                                305,847          323,780         312,121
     Life insurance earnings                         297,536          342,888         357,181
     Investment securities gains (losses)                                              (5,098)
     Other ( none exceeding 1% of revenues )          17,073           14,465          12,789
                                                 -----------      -----------     -----------
                                                 $ 1,709,771      $ 1,715,123     $ 1,641,191
                                                 ============     ===========     ===========


Other non-interest expense is comprised of the following for the years ended December 31:

                                                      2004           2003           2002
                                                 -----------     -----------     -----------

     Professional and consulting fees            $   750,846     $   679,460     $   477,830
     Data processing                                 462,709         473,932         465,946
     Stationary and supplies                         168,496         160,992         159,909
     Staff related                                   167,026         175,801         158,707
     Advertising and business development            201,409         165,142         200,848
     Postage and telephone                           112,276         123,269         122,408
     Assessments and insurance                       152,172          30,948          83,633
     Other ( none exceeding 1% of revenues)          185,170         176,821         137,673
                                                 -----------     -----------     -----------
                                                 $ 2,200,104     $ 1,986,365     $ 1,806,954
                                                 ===========     ===========     ===========

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2004, 2003 and 2002


NOTE J--INCOME TAXES

The provision for income taxes is comprised of the following:

                                         2004             2003          2002
   Current                           ----------      ----------     ----------
        Federal                      $  368,556      $  779,365     $1,073,157
        State                           263,372         384,330        426,600
                                      ---------      ----------     ----------
                                        631,928       1,163,695      1,499,757
   Deferred
       Federal                          627,938         228,634       (195,491)
       State                            191,607          54,068        (29,689)
                                      ---------      ----------     ----------
                                        819,545         282,702       (225,180)
                                      ---------      ----------     ----------
                                     $1,451,473      $1,446,397     $1,274,577
                                     ==========      ==========     ==========


  The following is a reconciliation of income taxes computed at the Federal statutory income tax rate of 34% to the effective income tax rate used for the provision for income taxes:

                                                      2004           2003             2002
                                                  -----------     -----------     -----------
     Income tax at Federal statutory rate         $ 1,482,092     $ 1,481,517     $ 1,366,429
        State franchise tax, less Federal
            income tax benefit                        311,867         311,746         287,529
     Interest on municipal obligations exempt
            from Federal tax                         (269,872)       (217,541)       (259,885)
        Life insurance earnings                      (122,449)       (141,113)       (146,996)
        Incentive stock option expense                 42,669
        Meals and entertainment                         7,050           8,175           7,412
        Other differences                                 116           3,613          20,088
                                                  -----------     -----------     -----------
     Provision for income taxes                   $ 1,451,473     $ 1,446,397     $ 1,274,577
                                                  ===========     ===========     ===========

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2004, 2003 and 2002


NOTE J--INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to the components of the net deferred tax asset recorded as an other asset as of December 31 were as follows:

                                                          2004             2003            2002
    Deferred tax assets:                             -----------     -----------     -----------
        Nonqualified benefit plans                   $ 1,244,196     $ 1,125,765     $   884,446
        Allowance for loan losses                        841,058         959,890       1,015,774
        Unrealized securities holding losses             100,367
        Accrued liabilities                               50,184          80,611         233,575
        State franchise taxes                             89,546         130,672         145,316
        Other                                             21,038          13,773          45,119
                                                     -----------     -----------     -----------
                       Total deferred tax assets       2,346,389       2,310,711       2,324,230

    Deferred tax liabilities:
        Depreciation                                     204,042          74,347          36,366
        Unrealized securities holding gains                               16,477          61,750
        Other                                             83,884          40,956          35,565
                                                     -----------     -----------     -----------
                  Total deferred tax liabilities         287,926         131,780         133,681
                                                     -----------     -----------     -----------
                          Net deferred tax asset     $ 2,058,463     $ 2,178,931     $ 2,190,549
                                                     ===========     ===========     ===========

Amounts presented for the tax effects of temporary differences are based upon estimates and assumptions and could vary from amounts ultimately reflected on the Company's tax returns. Accordingly, the variances from amounts reported for prior years are primarily the result of adjustments to conform to the tax returns as filed.

Income tax payable was $14,784 at December 31, 2004 and income tax receivable was $397,144 at December 31, 2003. The income tax benefit related to net investment losses was $2,098 during 2002. There were no net investment gains or losses in 2004 or 2003.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2004, 2003 and 2002


NOTE K--EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share for the years ended December 31:

                                                             2004             2003             2002
                                                          -----------     -----------     -----------
  Basic:
  Net income                                              $ 2,907,621     $ 2,911,007     $ 2,744,333
                                                          ===========     ===========     ===========
  Weighted-average common shares outstanding                2,148,558       2,165,066       2,176,386
                                                          ===========     ===========     ===========
  Earnings per share                                      $      1.35     $      1.34     $      1.26
  Diluted:                                                ===========     ===========     ===========
  Net income                                              $ 2,907,621     $ 2,911,007     $ 2,744,333
                                                          ===========     ===========     ===========
  Weighted-average common shares outstanding                2,148,558       2,165,066       2,176,386

Net effect of dilutive stock options - based on the
     treasury stock method using average market
     price                                                    179,825         199,367         196,822
                                                          -----------     -----------     -----------
  Weighted-average common shares outstanding
      and common stock equivalents                          2,328,383       2,364,433       2,373,208
                                                          ===========     ===========     ===========
  Earnings per share- assuming dilution                   $      1.25     $      1.23     $      1.16
                                                          ===========     ===========     ===========


NOTE L--STOCK OPTION PLAN

The Company has a stock option plan (the Plan), effective March 31, 1996 and terminated on May 14, 2004, under which incentive and nonstatutory stock options, as defined under the Internal Revenue Code, were granted. The Plan was administered by a Committee appointed by the Board. No additional options are available for granting under this plan. The options granted under this plan have an exercise period of no more than 10 years and a portion of which were subject to a graded vesting schedule of 20% per year.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2004, 2003 and 2002


NOTE L--STOCK OPTION PLAN (Continued)

The Company approved an equity incentive plan (the Plan), effective May 14, 2002 and terminating May 14, 2012, under which stock options, restricted stock, stock appreciation rights and stock bonuses may be granted. The Plan is administered by a Committee appointed by the Board. Options representing 123,555 shares of the Company's authorized and unissued common stock may be granted under the Plan by the Committee to directors and employees of the Company at a price to be determined by the Committee but shall not be less than 100% of the fair market value of the shares on the date the incentive stock option is granted. The options may have an exercise period of no more than 10 years and vesting is at the discretion of the Committee. The number of options granted in January 2004 were 67,500. No options were granted in 2003.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004: dividend yield of zero; expected volatility of 37.76 percent; risk-free interest rate of 4.39 percent and expected life of 10 years. The following assumptions were used for grants in 2002: dividend yield of zero; expected volatility of 33.36 percent; risk-free interest rate of 5.44 percent and expected life of 10 years.

A summary of stock option activity, adjusted to give effect to stock dividends and stock splits follows for the years ended December 31:

                                                             Incentive Stock Options
                                  -----------------------------------------------------------------------------------------
                                          2004                          2003                          2002
                                  ------------------------------------------------------------------------------------------
                                      Weighted-                     Weighted-                     Weighted-
                                      Average                       Average                        Average
                                   Exercise Price     Shares      Exercise Price     Shares     Exercise Price      Shares
                                  ------------------  -------   ------------------   -------   -----------------    -------

Shares under option at
   beginning of year              $           8.27    147,269   $           8.24     170,435   $          8.18       198,749

Options granted                              20.71     67,500                                            14.51         1,655

Options exercised                             8.29    (35,039)              8.07     (23,166)             8.20       (26,140)

Options cancelled                                                                                         7.97        (3,829)
                                                      -------                        -------                         -------
Shares under option at
  end of year                                12.94    179,730               8.27     147,269              8.24       170,435
                                                      =======                        =======                         =======
Options exercisable at
  end of year                                         125,730                        142,635                         142,025

Weighted-average fair value
  of options granted during
  the year                        $           7.68                                             $          6.19


                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2004, 2003 and 2002


NOTE L--STOCK OPTION PLAN (Continued)

                                                                      Nonstatutory Stock Options
                                 -------------------------------------------------------------------------------------------
                                        2004                            2003                            2002
                                 --------------------------------------------------------------------------------------------
                                    Weighted-                       Weighted-                        Weighted-
                                     Average                         Average                          Average
                                 Exercise Price      Shares      Exercise Price       Shares      Exercise Price      Shares
                                 --------------     -------      --------------      -------      --------------     -------
 Shares under option at
      beginning of year          $       8.00       319,670      $       7.89        338,145      $       7.89       338,145

 Options exercised                       7.90      (111,205)             6.09        (18,475)
                                                    --------                         --------                        -------


 Shares under option at
      end of year                        8.05       208,465              8.00        319,670              7.89       338,145
                                                    =======                          =======                         =======


 Options exercisable at
      end of year                                                                    273,341                         245,544
                                                    208,465


The following table summarizes information about fixed stock options outstanding at December 31, 2004:

                                                       Options Outstanding
                                    ---------------------------------------------------------------
                                                       Weighted-Average
      Range of                         Number            Remaining              Weighted-Average
   Exercise Prices                  Outstanding       Contractual Life           Exercise Price
   ------------------               -----------       ----------------          ----------------
   $ 5.46  to   $6.53                    15,157          2.38 years                  $ 6.20
   $ 7.83  to   $7.97                   271,953          4.29 years                    7.96
   $ 9.73  to  $10.77                    31,930          3.18 years                   10.17
   $14.51  to  $20.71                    69,155          9.04 years                   20.03
                                    ----------
   $5.46 to $20.71                      388,195          5.84 years                   10.31
                                    ===========

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2004, 2003 and 2002


NOTE L--STOCK OPTION PLAN (Continued)

                                                                     Options Exercisable
                                                           --------------------------------------
      Range of                                               Number              Weighted-Average
   Exercise Prices                                         Exercisable            Exercise Price
   ------------------                                      -----------           ----------------
   $ 5.46  to  $ 6.53                                           15,158                $  6.20
   $ 7.83  to  $ 7.97                                          271,952                   7.96
   $ 9.73  to  $10.77                                           31,930                  10.17
   $14.51                                                        1,655                  14.51
   $20.71                                                       13,500                  20.71
                                                           -----------
   $ 5.46  to  $20.71                                          334,195                   8.63
                                                           ===========


NOTE M--RELATED PARTY TRANSACTIONS

The Company has entered into transactions with its directors, executive officers and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The following is a summary of the aggregate activity involving related party borrowers at December 31, 2004 and 2003:

                                                        2004              2003
                                                     -----------      ------------

          Loans outstanding at beginning of year     $ 3,095,000      $  4,607,000
          Loans disbursements                          1,040,000           690,000
          Loan repayments                               (661,000)       (2,202,000)
                                                     -----------      ------------

          Loans outstanding at end of year           $ 3,474,000      $  3,095,000
                                                     ===========      ============

At December 31, 2004, commitments to related parties of approximately $1,322,000
were  undisbursed.   Deposits  received  from  directors  and  officers  totaled
$6,841,000 and $6,471,000 at December 31, 2004 and 2003, respectively.

The Company leases its Glen Ellen office from a director of the Company under a noncancellable operating lease. Lease expense for the years ended December 31, 2004 and 2003 was $13,596 and $11,789, respectively. The remaining lease commitment is approximately $47,999 through March 2008 including a

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2004, 2003 and 2002


NOTE M--RELATED PARTY TRANSACTIONS (Continued)

minimum inflationary increase of 4% per year. The monthly lease payments will be increased annually based upon the Consumer Price Index, but not less than 4% annually. The term of the lease is 5 years with an option to extend the lease term for an additional 5 years at the same Consumer Price Index limitations.


NOTE N--COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments: The Company leases its two Sonoma offices, the Glen Ellen office and the Banco de Sonoma office under noncancelable operating leases with remaining terms of approximately five years, one year, four years and four years, respectively. All of the leases require adjustments to the base rent for changing price indices and two have a minimum annual increase of four percent. The Sonoma main office lease has an option to renew for two consecutive five-year terms and the Sonoma annex office has an option to renew for two five-year periods and one four-year period. The Glen Ellen office and the Banco de Sonoma office lease each have an option to renew for two additional five-year terms. The following table summarizes future minimum commitments under the noncancelable operating leases.

         Year ended December 31:
            2005                            $    296,229
            2006                                 287,216
            2007                                 297,927
            2008                                 297,022
            2009                                 143,037
                                            ------------

                                            $  1,321,431
                                            ============

Rental expense was $318,000 in 2004, $289,000 in 2003 and $278,000 in 2002.

Financial Instruments with Off-Balance-Sheet Risk: The Company's financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Company's commitments and contingent liabilities at December 31, is as follows:

                                                       Contractual Amounts
                                                      2004                 2003
                                                ----------------     ---------------

          Commitments to extend credit          $     34,574,000     $    35,309,000
          Standby letters of credit                      360,000             725,000


                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2004, 2003 and 2002


NOTE N--COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

Commitments to extend credit and standby letters of credit include exposure to some credit loss in the event of nonperformance of the customer. The Company's credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the balance sheet. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, certificates of deposits and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending facilities to customers.

The Company has not incurred any losses on its commitments in 2004, 2003 or 2002.

As a guarantor of its customer's credit card accounts, the Company is contingently liable for credit card receivable balances held by another financial institution should the customers default. The total amount guaranteed as of December 31, 2004 and 2003 was $210,500 and $153,500, respectively.


NOTE O--CONCENTRATIONS OF CREDIT RISK

Most of the Company's business activity is with customers located within the State of California, primarily in Sonoma County. The economy of the Company's primary service area is heavily dependent on the area's major industries which are tourism and agriculture, especially wineries, dairies, cheese producers and turkey breeders. General economic conditions or natural disasters affecting the primary service area or its major industries could affect the ability of customers to repay loans and the value of real property used as collateral. While the Company has a diversified loan portfolio, approximately 87% of these loans are secured by real estate in its service area.

The concentrations of credit by type of loan are set forth in Note D. The distribution of commitments to extend credit approximates the distribution of loans outstanding. In addition, the Company has loan commitments in the wine/agricultural industry, tourism industry and construction loans, representing 6%, 15% and 20%, of outstanding loans, respectively. Standby letters of credit were granted primarily to

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2004, 2003 and 2002


NOTE O--CONCENTRATIONS OF CREDIT RISK (Continued)

commercial borrowers. The Company, as a matter of policy, does not extend credit to any single borrower or group of related borrowers on a secured basis in excess of 25% of its unimpaired capital (shareholders' equity plus the allowance for credit losses) and on an unsecured basis in excess of 15% of its unimpaired capital.

The concentrations of investments are set forth in Note C. The Company places its investments primarily in financial instruments backed by the U.S. Government and its agencies or by high quality financial institutions, municipalities or corporations. The Company has significant funds deposited with four correspondent banks. At December 31, 2004 the Company had on deposit $8,000,000 in federal funds sold to one of these institutions, which represented 39% of the Company's net worth. In addition, deposits with two correspondent banks were in excess of the federally insured limit by $1,077,570 at December 31, 2004. While management recognizes the inherent risks involved in such concentrations, this concentration provides the Company with an effective and cost efficient means of managing its liquidity position and item processing needs. Management closely monitors the financial condition of their correspondent banks on a continuous basis. The Company also maintains additional deposit accounts with other correspondent banks should management determine that a change in its correspondent banking relationship would be appropriate.

At December 31, 2004, the Company had life insurance policies with cash surrender values of $2,320,102, $1,914,261, $1,730,049 and $1,714,520 with four insurance companies, which represented 11%, 9%, 8% and 8%, respectively, of the Company's net worth. Management closely monitors the financial condition and rating of these insurance companies on a regular basis.


NOTE P--REGULATORY MATTERS

Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank's regulatory agency. Cash dividends are limited to the lesser of retained earnings, if any, or net income for the last three years, net of the amount of any other distributions made to shareholders during such periods. As of December 31, 2004, $3,444,756 was available for cash dividend distribution without prior approval.

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

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2004, 2003 and 2002


NOTE P--REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                          To Be Well
                                                                                       Capitalized Under
                                                                    For Capital        Prompt Corrective
                                                   Actual         Adequacy Purposes    Action Provisions
                                            ------------------------------------------------------------
                                            Amount        Ratio    Amount     Ratio      Amount   Ratio
                                            --------      ------  --------    -----      ------   -----
                                                                     (in thousands)
As of December 31, 2004:
   Total Capital
      (to Risk Weighted Assets)             $ 21,934      11.3% >$ 15,468    >8.0%    >$ 19,335  >10.0%
                                                                -            -        -          -
   Tier I Capital
      (to Risk Weighted Assets)             $ 19,517      10.1% >$  7,734    >4.0%    >$ 11,601  > 6.0%
                                                                -            -        -          -
   Tier I Capital
      (to Average Assets)                   $ 19,517       8.9% >$  8,732    >4.0%    >$ 10,915  > 5.0%
                                                                -            -        -          -

As of December 31, 2003:
   Total Capital
        (to Risk Weighted Assets)           $ 22,493      13.4% >$ 13,393    >8.0%    >$ 16,742  >10.0%
                                                                -            -        -          -
   Tier I Capital
        (to Risk Weighted Assets)           $ 20,394      12.2% >$  6,697    >4.0%    >$ 10,044  > 6.0%
                                                                 -           -        -          -
   Tier I Capital
        (to Average Assets)                 $ 20,394      10.0% >$  8,165    >4.0%    >$ 10,206  > 5.0%
                                                                 -           -        -          -

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2004, 2003 and 2002


NOTE Q--CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

A condensed balance sheet as of December 31, 2004 and 2003 and the related condensed statement of operations and cash flows for the years ended December 31, 2004, 2003, and 2002 for Sonoma Valley Bancorp (parent company only) are presented as follows:

                            Condensed Balance Sheets
                           December 31, 2004 and 2003

                                                     2004              2003
                                                 -----------        ------------
Assets
    Cash                                         $   662,310        $    869,931
    Other assets                                     706,597             258,863
    Investment in common stock of subsidiary      19,373,503          20,417,945
                                                 -----------        ------------
                                                 $20,742,410        $ 21,546,739
                                                 ===========        ============
Liabilities
    Accrued expenses                             $    61,250         $    75,460

Shareholders' equity
    Common stock                                  15,528,940          15,061,636
    Retained earnings                              5,152,220           6,409,643
                                                 -----------         -----------

                                                 $20,742,410         $21,546,739
                                                 ===========         ===========

                       Condensed Statements of Operations
              For the years ended December 31, 2004, 2003 and 2002

                                                         2004           2003            2002
                                                     -----------     -----------     -----------
Dividend from subsidiary                             $ 4,000,000     $ 1,500,000
Expenses                                                 303,690         145,553     $   125,091
                                                     -----------     -----------     -----------
Income (loss) before income taxes and equity in
    undistributed income of subsidiary                 3,696,310       1,354,447        (125,091)
Equity in undistributed net income of subsidiary        (877,370)      1,497,186       2,824,941
Income tax benefit                                        88,681          59,374          44,483
                                                     -----------     -----------     -----------

Net income                                           $ 2,907,621     $ 2,911,007     $ 2,744,333
                                                     ===========     ===========     ===========

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2004, 2003 and 2002

NOTE Q--CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (Continued)

                          Condensed Statements of Cash
                     Flows For the years ended December 31,
                               2004, 2003 and 2002

                                                                           2004           2003            2002
                                                                      -------------   -----------     -----------
Operating activities:
  Net income                                                          $ 2,907,621     $ 2,911,007     $ 2,744,333
  Adjustments to reconcile net income to net cash
    Provided by operating activities:
    Equity in undistributed net income of subsidiary                      877,370      (1,497,186)     (2,824,941)
    Stock options granted                                                 103,680
    Net change in other assets                                            169,526          20,292          40,345
    Net change in accrued expenses                                        (14,210)         (8,707)         84,167
                                                                      -----------     -----------     -----------
                       Net cash provided by operating activities        4,043,987       1,425,406          43,904
                                                                      -----------     -----------     -----------
Financing activities:
  Stock repurchases                                                    (4,506,183)     (1,090,395)       (344,602)
  Stock options exercised                                               1,168,805         299,681         214,375
  Cash dividends paid                                                    (906,732)
  Fractional shares purchased                                              (7,498)        (14,193)        (13,951)
                                                                      -----------     -----------     -----------
                           Net cash used by financing activities       (4,251,608)       (804,907)       (144,178)
                                                                      -----------     -----------     ------------
                         Net change in cash and cash equivalents         (207,621)        620,499        (100,274)

                  Cash and cash equivalents at beginning of year          869,931         249,432         349,706
                                                                      -----------     -----------     -----------


                        Cash and cash equivalents at end of year      $   662,310     $   869,931     $   249,432
                                                                      ===========     ===========     ===========

Supplemental Disclosures of Noncash Activities:
    Stock Dividends                                                                   $ 1,997,422     $ 1,775,026



NOTE R--FAIR VALUES OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases could not be

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2004, 2003 and 2002


NOTE R--FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company as a whole.

The estimated fair values of the Company and Subsidiary's financial instruments are as follows at December 31:

                                                  2004                             2003
                                      -----------------------------     -----------------------------
                                                         Estimated                          Estimated
                                        Carrying           Fair            Carrying            Fair
                                         Amount            Value            Amount             Value
Financial assets:                     ------------     ------------     ------------     ------------
  Cash and due from banks             $  5,471,669     $  5,471,669     $  9,803,272     $  9,803,272
  Federal funds sold                     9,840,000        9,840,000       25,220,000       25,220,000
  Interest-bearing due from banks           35,551           35,551          330,930          330,930
  Investment securities
    available- for-sale                 20,253,490       20,253,490       20,119,777       20,119,777
  Investment securities held-
    to-maturity                         17,418,303       17,842,432       16,558,153       17,042,186
  Loans and lease financing
    receivables, net                   150,732,087      151,518,077      119,833,989      120,308,741
  Accrued interest receivable            1,138,607        1,138,607          906,958          906,958
  Cash surrender value of life
    Insurance                            8,913,136        8,913,136        7,730,600        7,730,600
Financial liabilities:
  Deposits                             193,663,015      193,893,122      180,114,616      180,913,343
  Accrued interest payable                  55,586           55,586           52,052           52,052



The carrying amounts in the preceding table are included in the balance sheet under the applicable captions.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

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

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2004, 2003 and 2002


NOTE R--FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

Off-balance  sheet  instruments:   Off-balance  sheet  commitments   consist  of
commitments to extend credit and standby letters of credit. The contract or notional amounts of the Company's financial instruments with off-balance-sheet risk are disclosed in Note N. Estimating the fair value of these financial instruments is not considered practicable due to the immateriality of the amounts of fees collected, which are used as a basis for calculating the fair value, on such instruments.


NOTE S--SUBSEQUENT EVENTS

On February 16, 2005, the Board of Directors declared a cash dividend of $0.25 per share to shareholders of record on March 1, 2005 and payable on March 15, 2005.

ITEM 9. CHANGES ON AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES.

     The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, about the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures, as of the end of the period covered by this Form 10-K, are effective in alerting them to material information required to be included in this Form 10-K.

ITEM 9B. OTHER.

None
                                    PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information called for in Item 10 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 120 days from fiscal year end.

ITEM. 11. EXECUTIVE COMPENSATION.

     The information called for in Item 11 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 120 days from fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information called for in Item 12 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 120 days from fiscal year end.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information called for in Item 13 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 120 days from fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The information called for in Item 14 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 120 days from fiscal year end.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements

     The following financial statements of the Company are filed as part of this Annual Report:

     Number                                                                 Page

     1.  Independent Auditor's Report ........................................33


     2.  Consolidated Balance Sheets as of December 31, 2004 and 2003 ........34

     3.  Consolidated Statements of Operations for the three years ended
         December 31, 2004, 2003 and 2002.................................... 35

     4.  Consolidated Statements of Changes in Shareholders' Equity
         for the three years ended December 31, 2004, 2003 and 2002....36 and 37

     5.  Consolidated Statements of Cash Flows for the three years ended
         December 31, 2004, 2003 and 2002..............................38 and 39

     6.  Notes to Consolidated Financial Statements ..........................40

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

10.12Sonoma Valley Bank  Severance  Agreement with Sean Cuttings dated March 18,
     2004, filed as Exhibit 10.12 to the Form 10-K for the year ended December 31, 2003.

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

SONOMA VALLEY BANCORP,
A California corporation


/s/ Mel Switzer, Jr.                                 March 23, 2005
------------------------------------
Mel Switzer, Jr.
President and
Chief Executive Officer
(Principal Executive Officer)



/s/ Mary Dieter Smith                                March 23, 2005
------------------------------------
Mary Dieter Smith
Executive Vice President and
Chief Operating Officer
(Principal Finance and Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Suzanne Brangham                                March 23, 2005
-----------------------------------
Suzanne Brangham, Secretary
of the Board and Director



/s/ Dale T. Downing                                 March 23, 2005
------------------------------------
Dale T. Downing, Director



/s/ Frederick H. Harland                            March 23, 2005
------------------------------------
Frederick H. Harland, Director



/s/ Robert B. Hitchcock                             March 23, 2005
------------------------------------
Robert B. Hitchcock, Director

/s/ Gerald J. Marino                                March 23, 2005
------------------------------------
Gerald J. Marino, Director



/s/ Gary D. Nelson                                  March 23, 2005
------------------------------------
Gary D. Nelson, Director



/s/ Robert J. Nicholas                              March 23, 2005
------------------------------------
Robert J. Nicholas, Chairman
of the Board and Director



/s/ Angelo C. Sangiacomo                            March 23, 2005
------------------------------------
Angelo C. Sangiacomo, Director



/s/ Jesse R. Stone                                  March 23, 2005
------------------------------------
Jesse R. Stone, Director



/s/ Mel Switzer, Jr.                                March 23, 2005
------------------------------------
Mel Switzer, Jr., President, Chief
Executive Officer and Director
(Principal Executive Officer)



/s/ Harry Weise                                     March 23, 2005
------------------------------------
Harry Weise, Director




/s/ Mary Dieter Smith                               March 23, 2005
------------------------------------
Mary Dieter Smith, Executive Vice
President, Chief Operating Officer and
Chief Financial Officer (Principal
Finance and Accounting Officer)