Form 10-Q
period 2005-03-31
SONOMA VALLEY BANCORP
filed 2005-05-11
CIK 1120427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 2005


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X

The number of shares outstanding of the registrant's Common Stock, no par value, as of May 2, 2005 was 2,156,003.

INDEX

Part I   Financial Information                                       Page Number
                                                                     -----------

Item 1.  Financial Statements (Unaudited):

     Consolidated Balance Sheets at March 31, 2005,
     December 31, 2004 and March 31, 2004.....................................3

     Consolidated Statements of Operations for the
     three months ended March 31, 2005 and 2004...............................4

     Consolidated Statements of Changes in Shareholders Equity
     for the three months ended March 31, 2005,
     and the years ended December 31, 2004 and 2003...........................5

     Consolidated Statements of Cash Flows for the
     three months ended March 31, 2005 and 2004...............................7

     Notes to Consolidated Financial Statements...............................8

     Average Balances, Yields and Rates Paid
     for the three months ended March 31, 2005 and 2004......................10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...........23

Item 4.  Controls and Procedures.............................................23


Part II  Other Information

Item 1.  Legal Proceedings...................................................23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........24

Item 3.  Defaults Upon Senior Securities.....................................24

Item 4.  Submission of Matters to a Vote of Security Holders.................24

Item 5.  Other Information...................................................24

Item 6.  Exhibits............................................................24

Signatures...................................................................25

Certifications...............................................................26

                                     Part I

Item 1. The information furnished in these interim statements reflects all adjustments and accruals which are, in the opinion of management, necessary for a fair statement of the results for such periods. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

                              FINANCIAL STATEMENTS
                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
             March 31, 2005 (Unaudited), December 31, 2004 (Audited)
                         and March 31, 2004 (Unaudited)

                                                            March 31,        December 31,        March 31,
                                                              2005              2004                2004
                                                            -----------      ------------        ------------

ASSETS
  Cash and due from banks                                   $  5,921,096     $  5,471,669        $  8,023,673
  Federal funds sold                                                   0        9,840,000        $ 13,135,000
  Interest-bearing due from banks                                 28,491           35,551             330,923
                                                            ------------     ------------        ------------
              Total cash and cash equivalents                  5,949,587       15,347,220          21,489,596
  Investment securities available-for-sale at fair value      34,893,820       20,253,490          22,217,390
  Investment securities held-to-maturity (fair value
     of $17,283,000, $17,842,000 and $17,917,000,
     respectively)                                            17,053,628       17,418,303          17,221,214
  Loans and lease financing receivables, net                 154,268,219      150,732,087         129,763,724
  Premises and equipment, net                                  1,299,879        1,364,879           1,345,083
  Accrued interest receivable                                  1,225,535        1,138,607           1,030,255
  Cash surrender value of life insurance                       8,989,359        8,913,136           7,816,322
  Other assets                                                 3,108,467        3,079,740           3,108,825
                                                            ------------     ------------        -------------

                                  Total Assets              $226,788,494     $218,247,462        $203,992,409
                                                            ============     ============        ============
LIABILITIES
  Noninterest-bearing demand deposits                       $ 43,438,855     $ 44,557,377        $ 37,163,893
  Interest-bearing transaction deposits                       33,489,731       34,912,205          32,104,881
  Savings and money market deposits                           72,910,910       70,254,926          64,391,506
  Time deposits, $100,000 and over                            26,442,251       25,307,661          25,950,385
  Other time deposits                                         18,621,134       18,630,846          18,646,061
                                                            ------------     ------------        ------------
                                Total deposits               194,902,881      193,663,015         178,256,726
  Other borrowings                                             7,150,000                0                   0
  Accrued interest payable and other liabilities               3,915,337        3,903,287           3,345,753
                                                            ------------     ------------        ------------
                             Total liabilities               205,968,218      197,566,302         181,602,479

SHAREHOLDERS' EQUITY
  Common stock, no par value; 10,000,00
   shares authorized; 2,151,370 shares at
   March 31, 2005, 2,142,104 shares at
   December 31, 2004 and 1,484,823 shares at
   March 31, 2004 issued and outstanding                      15,686,097       15,528,940          15,615,193
  Retained earnings                                            5,488,476        5,295,732           6,649,314
  Accumulated other comprehensive income (loss)                 (354,297)        (143,512)            125,423
                                                            ------------     ------------        ------------
                    Total shareholders' equity                20,820,276       20,681,160          22,389,930
                                                            ------------     ------------        ------------
    Total liabilities and shareholders' equity              $226,788,494     $218,247,462        $203,992,409
                                                            ============     ============        ============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

               For the three months ended March 31, 2005 and 2004

                                                              2005             2004
                                                           ----------       ----------

INTEREST INCOME
  Loans and leases                                         $2,738,037       $2,193,173
  Taxable securities                                          227,682          202,946
  Tax-exempt securities                                       159,337          161,466
  Federal funds sold                                           45,460           47,241
                                                           ----------       ----------
                                 Total interest income      3,170,516        2,604,826

INTEREST EXPENSE
  Interest-bearing transaction deposits                        14,517           11,595
  Savings and money market deposits                           162,736           98,408
  Time deposits, $100,000 and over                            176,405          170,425
  Other time deposits                                         106,740          101,845
  Other borrowings                                              7,231                0
                                                           ----------       ----------
                                Total interest expense        467,629          382,273
                                                           ----------       ----------
        NET INTEREST INCOME                                 2,702,887        2,222,553
  Provision for loan and lease losses                          90,000                0
                                                           ----------       ----------
                             NET INTEREST INCOME AFTER
                                PROVISION FOR LOAN AND
                                          LEASE LOSSES      2,612,887        2,222,553
NON-INTEREST INCOME                                           459,097          421,366
NON-INTEREST EXPENSE
  Salaries and employee benefits                            1,107,431          953,042
  Premises and equipment                                      229,305          222,470
  Other                                                       636,622          540,438
                                                           ----------       ----------
                            Total non-interest expense      1,973,358        1,715,950
                               income before provision     ----------       ----------
                                      for income taxes      1,098,626          927,969
  Provision for income taxes                                  368,040          282,399
                                                           ----------       ----------
                                            NET INCOME     $  730,586       $  645,570
                                                           ==========       ==========
                                  NET INCOME PER SHARE     $      .34       $      .29
                                                           ==========       ==========

                                  NET INCOME PER SHARE
                                     ASSUMING DILUTION     $      .32       $      .27
                                                           ==========       ==========

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

      For the three months ended March 31, 2005 (Unaudited), and the years ended December 31, 2004 (Audited) and 2003 (Audited)

                                                                                                           Accumulated
                                                                                                               Other
                                        Comprehensive              Common Stock            Retained       Comprehensive
                                            Income              Shares       Amount        Earnings          Income         Total
                                         -----------            ------       ------        --------          ------         -----

BALANCE AT
  JANUARY 1, 2003                                            1,401,146    $12,936,225    $ 6,215,790    $    88,295    $19,240,310

5% stock dividend                                               68,665      1,997,422     (1,997,422)
Fractional shares                                                                            (14,193)                      (14,193)
Redemption and retirement
  of stock                                                     (38,987)      (361,296)      (729,099)                   (1,090,395)
Stock options exercised and
  related tax benefits                                          26,770        489,285                                      489,285
Net income for the year                     $ 2,911,007                                    2,911,007                     2,911,007
Other comprehensive income, net of tax:
    Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $45,274                                  (64,735)
                                            -----------
Other comprehensive
  loss, net of taxes                            (64,735)                                                    (64,735)       (64,735)
                                            -----------    -----------    -----------    -----------    -----------    -----------
Total comprehensive income                  $ 2,846,272
                                            ===========

BALANCE AT
  DECEMBER 31, 2003                                          1,457,594     15,061,636      6,386,083         23,560     21,471,279
Redemption and retirement
  of stock                                                        (601)        (6,218)       (11,839)                      (18,057)
Stock options exercised and
  related tax benefits                                          97,494      1,786,065                                    1,786,065
Redemption of stock
  under tender offer                                          (126,208)    (1,416,223)    (3,071,903)                   (4,488,126)
Cash dividend                                                                               (906,732)                     (906,732)
Stock options granted                                                         103,680                                      103,680
3 for 2 stock split                                            713,825
Fractional shares                                                                             (7,498)                       (7,498)
Net income for the year                     $ 2,907,621                                    2,907,621                     2,907,621
Other comprehensive
  income, net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $116,844                                (167,072)
                                            -----------
Other comprehensive
  loss, net of taxes                           (167,072)                                                   (167,072)      (167,072)
                                            -----------    -----------    -----------    -----------    -----------    -----------
Total comprehensive income                  $ 2,740,549
                                            ===========

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)

      For the three months ended March 31, 2005 (Unaudited), and the years ended December 31, 2004 (Audited) and 2003 (Audited)

                                                                                                           Accumulated
                                                                                                               Other
                                        Comprehensive              Common Stock            Retained       Comprehensive
                                            Income              Shares       Amount        Earnings          Income         Total
                                         -----------            ------       ------        --------          ------         -----
BALANCE AT
  DECEMBER 31, 2004                                          2,142,104    $15,528,940    $ 5,295,732    $  (143,512)   $20,681,160

Cash dividend                                                                               (537,842)                     (537,842)
Stock options granted                                                          25,920                                       25,920
Stock options exercised and
  related tax benefits                                           9,266        131,237                                      131,237
Net income for the period                    $  730,586                                      730,586                       730,586
Other comprehensive income, net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $ 147,415                               (210,785)
                                            -----------
Other comprehensive loss,
  net of taxes                                 (210,785)                                                   (210,785)      (210,785)
                                            -----------    -----------    -----------    -----------    -----------    -----------
Total comprehensive income                   $  519,801
                                            ===========
BALANCE AT
  MARCH 31, 2005
                                                             2,151,370    $15,686,097    $ 5,488,476    $  (354,297)   $20,820,276
                                                           ===========    ===========    ===========    ===========    ===========

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

               For the three months ended March 31, 2005 and 2004

                                                                      2005           2004
                                                                  -----------    -----------

OPERATING ACTIVITIES
    Net income                                                    $   730,586    $   645,570
    Adjustments to reconcile net income
     to net cash provided by operating activities:
            Provision for loan and lease losses                        90,000              0
            Depreciation                                               77,416         72,376
            Amortization and other                                     41,005         34,715
            Stock options granted                                      25,920         10,368
            Net change in interest receivable                         (86,928)      (123,297)
            Net change in cash surrender value
               of life insurance                                      (76,223)       (85,722)
            Net change in other assets                                118,688        108,399
            Net change in interest payable and other liabilities       12,050       (174,489)
                                                                  -----------     ----------
                       NET CASH PROVIDED BY OPERATING ACTIVITIES      932,514        487,920
INVESTING ACTIVITIES
    Purchases of securities held-to-maturity                                0       (990,047)
    Purchases of securities available-for-sale                    (15,014,860)    (4,982,240)
    Proceeds from maturing securities held-to-maturity                340,000        300,000
    Proceeds from maturing securities available-for-sale                    0      3,050,000
    Net change in loans and leases                                 (3,626,132)    (9,929,735)
    Purchases of premises and equipment                               (12,416)      (103,464)
                                                                  -----------    -----------
                          NET CASH USED FOR INVESTING ACTIVITIES  (18,313,408)   (12,655,486)
FINANCING ACTIVITIES
    Net change in demand, interest-bearing
        transaction and savings deposits                          $   114,988    $  (435,672)
    Net change in time deposits                                     1,124,878     (1,422,218)
    Cash dividend paid                                               (537,842)      (371,206)
    Net change in FHLB borrowings                                   7,150,000        (17,042)
    Stock options exercised                                           131,237        549,098
                                                                  -----------    -----------
                         PROVIDED (USED) BY FINANCING ACTIVITIES    7,983,261     (1,697,040)
                                                                  -----------    -----------
                         NET CHANGE IN CASH AND CASH EQUIVALENTS   (9,397,633)   (13,864,606)
    Cash and cash equivalents at beginning of period               15,347,220     35,354,202
                                                                  -----------    -----------
                      CASH AND CASH EQUIVALENTS AT END OF PERIOD  $ 5,949,587    $21,489,596
                                                                  ===========    ===========
SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest expense                                             $   462,501    $   382,539
     Income taxes                                                 $   140,000
SUPPLEMENTAL DISCLOSURES OF
     NONCASH ACTIVITIES:
Net change in unrealized gains and losses on securities           $  (358,200)   $   173,102
Net change in deferred income taxes on unrealized
     gains and losses on securities                               $   147,415    $   (71,239)

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2005
                                   (Unaudited)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Sonoma Valley Bancorp and Subsidiary (the "Company") at March 31, 2005 and results of operations for the three months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results through December 31, 2005.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Sonoma Valley Bancorp and its wholly owned subsidiary, Sonoma Valley Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Commitments

The Company has no outstanding performance letters of credit at March 31, 2005 and March 31, 2004.

Note 4 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding. The weighted average number of common shares used in computing the net income per common share for the period ending March 31, 2005 was 2,150,804 and for the period ending March 31, 2004 was 2,204,923.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding. The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending March 31, 2005 was 2,300,299 and for the period ending March 31, 2004 was 2,404,950.

Prior year shares have been adjusted to reflect the three for two stock split in August 2004.

Note 5 - Stock Option Accounting

The Company has a stock-based employee and director compensation plan. Prior to January 1, 2003, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income for stock options granted prior to January 1, 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. No options were granted in 2003. Awards under the Company's plan vest over five years. The cost related to stock-based employee compensation included in the determination of net income for 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No.
123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                         March 31,           March 31,
                                                                           2005                2004
                                                                       -----------          ----------


Net income, as reported                                                $   730,586          $  645,570
   Add:  Stock-based employee compensation expense
      included in reported net income, net of related
      tax effects                                                                               15,253
   Deduct: Total stock-based compensation expense
      determined under fair value based method for all
      awards, net of related tax effects                                                       (46,253)
                                                                       -----------          ----------
   Pro forma net income                                                $   730,586          $  614,570
                                                                       ===========          ==========

Net income per share:

   Basic - as reported                                                         .34                 .29
                                                                     =============          ==========
   Basic - pro forma                                                           .34                 .28
                                                                     =============          ==========
   Diluted - as reported                                                       .32                 .27
                                                                     =============          ==========
   Diluted - pro forma                                                         .32                 .26
                                                                     =============          ==========

Note 6 - Employee Benefit Plans

The Bancorp provides retirement plans to its key officers and directors. The plans are unfunded and provide for the Bancorp to pay the officers and directors specified amounts for specified periods after retirement. The amount of pension expense related to this plan, and the components of pension expense for the three months ended March 31, 2005 and 2004 are as follows:

                                                                 Directors        Officers

                                                           2005        2004        2005        2004
                                                          -------     -------     -------     -------

Service cost                                              $ 9,091     $15,802     $33,666     $46,004

Interest cost on projected benefit obligation              10,610       5,455       8,058      17,252

Amortization of unrecognized liability at                  (2,375)                 10,094      (7,534)
                                                          -------     -------     -------     -------
transition

Net periodic pension cost recognized                      $17,326     $21,257     $51,818     $55,722
                                                          =======     =======     =======     =======

                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
               For the three months ended March 31, 2005 and 2004
                             (dollars in thousands)

                                                              2005                                        2004
                                                              ----                                        ----
ASSETS                                     Average        Income/          Yield/      Average        Income/         Yield/
                                           Balance        Expense           Rate       Balance        Expense          Rate
                                           -------        -------         --------     -------        -------         ------

Interest-earning assets:
Loans(2):
 Commercial                                $103,846       $  1,873         7.31%        $ 88,158       $  1,549          7.07%
 Consumer                                    17,207            291         6.86%          12,268            215          7.05%
 Real estate construction                    22,389            408         7.39%          17,141            334          7.84%
 Real estate mortgage                         7,292            125         6.95%           2,233             50          9.01%
 Tax exempt loans (1)                         2,965             61         8.34%           3,069             64          8.39%
 Leases                                          46              1         8.82%              43              3         28.06%
 Tax exempt leases (1)                            0              0         0 00%               3              0          0.00%
 Unearned loan fees                            (481)                                        (414)
                                           --------       --------                      --------       --------
     Total loans                            153,264          2,759         7.30%         122,501          2,215          7.27%
Investment securities
 Available for sale:
             Taxable                         29,358            225         3.11%          23,190            200          3.47%
 Hold to maturity:
             Taxable                            378              3         3.22%             398              3          3.03%
             Tax exempt (1)                  16,852            241         5.80%          16,751            245          5.88%
                                           --------       --------                      --------       --------
             Total investment securities     46,588            469         4.08%          40,339            448          4.47%
Federal funds sold                            7,814             45         2.34%          20,520             47          0.92%
FHLB Stock                                      711              0         0.00%             295              0          0.00%
Total due from banks/interest-bearing            35              0         0.00%             331              0          0.00%
                                           --------       --------                      --------       --------
 Total interest-earning assets              208,412       $  3,273         6.37%         183,986       $  2,710          5.92%
                                                          ========                                     ========
Noninterest-bearing assets:
 Reserve for loan losses                     (2,518)                                      (2,574)
 Cash and due from banks                      6,124                                        9,214
 Premises and equipment                       1,341                                        1,331
 Other assets                                12,388                                       11,741
                                           --------                                     --------
             Total assets                  $225,747                                     $203,698
                                           ========                                     ========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
 Interest-bearing deposits
         Interest-bearing transaction      $ 34,687       $     15         0.18%        $ 32,127       $     12          0.15%
         Savings deposits                    75,711            163         0.87%          63,355             98          0.62%
         Time deposits over $100,000         25,878            176         2.76%          26,344            170          2.60%
         Other time deposits                 18,646            107         2.33%          19,094            102          2.15%
                                           --------       --------                      --------       --------
 Total interest-bearing deposits            154,922            461         1.21%         140,920            382          1.09%
 Other short term borrowings                  1,106              7         2.57%               0              0          0.00%
                                           --------       --------                      --------       --------
         Total interest-bearing
           liabilities                      156,028       $    468         1.22%         140,920       $    382          1.09%
                                                          ========                                     ========
Non interest-bearing liabilities:
 Non interest-bearing demand deposits        44,761                                       37,165
 Other liabilities                            3,829                                        3,373
 Shareholders' equity                        21,129                                       22,240
                                           --------                                     --------
    Total liabilities and
     Shareholders' equity                  $225,747                                     $203,698
                                           ========                                     ========
Interest rate spread                                                       5.15%                                         4.83%
                                                                           ====                                          ====
Interest income                                           $  3,273         6.37%                       $  2,710          5.92%
Interest expense                                               468         0.91%                            382          0.84%
                                                          --------         ----                        --------          ----
Net interest income/margin                                $  2,805         5.46%                       $  2,328          5.08%
                                                          ========                                     ========

     (1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2005 and 2004.
     (2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $76,108 and $70,344 for the three months ended March 31, 2005 and 2004, respectively, were amortized to the appropriate interest income categories.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

With the exception of historical facts stated herein, the matters discussed in this Form 10-Q are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such forward looking statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operation of Sonoma Valley Bancorp's (the "Company") wholly owned subsidiary, Sonoma Valley Bank (the "Bank"), projected costs and expenses related to operations of the bank's liquidity, capital resources, and the availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors discussed in Sonoma Valley Bancorp's Form 10-K for the year ended December 31, 2004, and subsequent periodic reports, the following; (i) increased competition from other banks, savings and loan associations, thrift and loan associations, finance companies, credit unions, offerors of money market funds, and other financial institutions; (ii) the risks and uncertainties relating to general economic and political conditions, both domestically and internationally, including, but not limited to, inflation, or natural disasters affecting the primary service area of the Bank or its major industries; or (iii) changes in the laws and regulations governing the Bank's activities at either the state or federal level. Readers of this Form 10-Q are cautioned not to put undue reliance on forward looking statements which, by their nature, are uncertain as reliable indicators of future performance. Sonoma Valley Bancorp disclaims any obligation to publicly update these forward looking statements, whether as a result of new information, future events, or otherwise.

For the Three Month Periods
Ended March 31, 2005 and 2004

Overview

The Company reported net income of $730,586 for the first three months of 2005 compared with $645,570 for the first three months of 2004. On a per share basis, net income equaled $.34 compared with $.29 per share during the same period in 2004. The March 2004 per share amount has been adjusted for the three for two stock split in August 2004.

Return on average total assets on an annualized basis for the three-month period was 1.31% in 2005 and 1.28% in 2004, respectively. Return on average shareholders' equity on an annualized basis for the same periods was 14.03% and 11.68%, respectively. The increase in the return on average assets is the result of an increase in average earning assets from $184.0 million for the first three months of 2004 to $208.4 for the comparable period of 2005. Additionally, $13.1 million in fed funds was invested in higher yielding securities. The higher return on equity is the result of a $1.1 million decline in average equity for the three months of 2005 to $21.1 million from $22.2 million for the three months of 2004. This decline is a result of the tender offer closed on May 21, 2004. See page 6 for detail of "Changes in Shareholder Equity."

Income during the first quarter of 2005 is higher than 2004 due to the increase in the net interest income from $2.2 million in 2004 to $2.7 million in 2005, an increase of $480,000 or 21.6%.

Additionally, with the 175 basis point increase in the prime rate in 2004 from 4.00% at the beginning of the year to 5.75% as of March 22, 2005, many variable rate loans have moved off floors and the loan yield is increasing as the interest rate increases.

The Company continues to experience loan and deposit growth at the Banco de Sonoma Office from $6.2 million in deposits and $653,000 in loans as of December 31, 2004 to $7.3 million in deposits and $969,000 in loans as of March 31, 2005. For the first three or four years the costs associated with opening a new office will have a negative effect on the Consolidated Income Statement creating about $200,000 in additional expense for the Company in 2005. The office is offering services to the Latino community in our market place. Management identified this as a niche which was underserved and an opportunity for future growth and profitability. All employees at the branch are bilingual and able to offer full service banking. An additional product which has been added is the ability for the customer to effect an immediate transfer of funds to Mexico. Management anticipates that the growth in the branch will be slow and steady and profitable within three or four years.

Total shareholders' equity increased by $139,116 or .67% during the quarter. At March 31, 2005, the Company reported net income of $730,586. In March the Company paid out $538,000 for cash dividends declared in February, 2005. In 2004 stock options were granted to senior employees with a fifth of the options vesting each year over a five year period. In 2005, 13,500 options vested which increased equity by $25,920 year to date. The net income figure of $730,586 reflects an expense for the stock options of $25,920, therefore the net effect of the stock option transaction relative to equity was zero. Directors exercised 9,266 options which added $73,810 to the capital accounts. The tax benefit of these options was $57,427, which also increased equity. The net effect of this activity was capital of $20,820,276 as of March 31, 2005, compared to capital of $20,681,160 as of December 31, 2004. See page 6 for detail of "Changes in Shareholder Equity."

Section 404 of the Sarbanes-Oxley Act of 2002 requires the SEC to prescribe rules requiring the inclusion of an internal control report in each annual report. Accordingly, in the annual report for December 31, 2006, management will be required to include a report on the effectiveness of the Company's internal controls. The Company's independent auditors are required to attest to and report on management's assessment of internal control. The Company's management and staff are working diligently toward evaluating and documenting the internal control systems in order to allow management to report on, and the Company's independent auditors to attest to, the Company's internal control over financial reporting. The Company has retained the services of a consulting firm to assist management and staff with this process. Even so, there can be no assurances that the evaluation required by Sarbanes-Oxley will not result in the identification of significant control deficiencies or the Company's auditors will be able to attest to the effectiveness of our internal controls over financial reporting.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between total interest income and total interest expense. Net interest income, adjusted to a fully taxable equivalent basis, as shown on the table- Average Balances, Yields and Rates Paid, on page 10, is higher than net interest income on the statement of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($102,000 in 2005 and $105,000 in 2004, based on a 34% federal income tax rate).

The improvement in net interest income for the three months ended March 31, 2005 (stated on a fully taxable equivalent basis) is a result of the net effect of a $563,000 increase in interest income offset by a smaller increase in interest expense of $86,000, showing an increase of $477,000. This increase is a result of the 175 basis point increase in the fed funds and prime lending rates. The Fed Funds rate increased from 1.00% as of January 1, 2004, to 2.75% as of March 31, 2005 and prime lending rate increased from 4.00% in January 2004 to 5.75% as of March 31, 2005. Additionally, $13.1 million was invested in securities rather than Fed Funds and many variable rate loans moved off floors, which allows their yield to increases as interest rates increase.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin for 2005 increased 38 basis points to 5.46%, from 5.08% for the same period in 2004.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) increased by $563,000 to $3.3 million in the three months of 2005, a 20.78% increase over the $2.7 million realized during the same period in 2004.

The $563,000 increase was the result of the 45 basis point increase in the yield on earning assets to 6.37% for the three month ended March 31, 2005 from 5.92% for the same time period of 2004. Contributing to this increase was the $24.4 million or 13.28% increase in average earning assets to $208.4 million for the first quarter of 2005.

Interest Expense

Total interest expense increased by $86,000 to $468,000. The average rate paid on all interest-bearing liabilities increased from 1.09% in 2004 to 1.22% in 2005. Average balances of interest-bearing liabilities increased from $140.9 million to $156.0 million, a 10.72% gain in interest-bearing liabilities. Of the increase in interest-bearing liabilities $1.1 million was borrowings at the Federal Home Loan Bank. The Company has experienced stronger loan than deposit growth, and anticipated loan payoffs have occurred later, so the company is temporarily meeting liquidity needs by borrowing at the Federal Home Loan Bank.

The gain in volume of average balances was responsible for a $14,000 increase in interest expense and the higher interest rates paid were responsible for a $72,000 increase in interest expense for a total increase of $86,000.

Individual components of interest income and interest expense are provided in the table-Average Balances, Yields and Rates Paid on page 10.

Provision for Loan Losses

The provision for loan losses charged as of March 31, 2005 was $90,000 and no provision was made in the same time period in 2004. The provision for loan losses charged to operations is based on the Company's monthly evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding. The Company experienced strong loan growth in the first quarter of 2005 and management anticipates that loan growth will continue, requiring additional provisions to be made for loan losses.

The economic climate continues to slowly improve and the non-accrual portfolio dropped to .71% during the three months ended March 31, 2005, compared to .92% of loans during the first three months of 2004. Loans charged off were $5,683 and recoveries were $47,909 as of March 31, 2005, compared with $270,412 in charge offs and $9,846 in recoveries for the same period in 2004.

Non-interest Income

Non-interest income of $459,000 increased 9.03% over the $421,000 recorded in the comparable period in 2004. Services charges were up $42,000, due to the growth in customer activity. Credit card merchant activity showed an increase of $19,000, while loan referral income showed a decline of $15,000 and life insurance proceeds showed a decline of $9,500; a result of the lower rates paid.

Non-interest Expense

Total non-interest expense increased 15.0% to $1.97 million during the three months of 2005 from $1.72 million for the same period in 2004. Non-interest expense on an annualized basis represented 3.55% of average total assets in 2005 compared with 3.39% in the comparable period in 2004.

Salaries and benefits increased 16.2% from $953,000 in 2004 to $1.1 million in 2005. The 2005 increase is the result of an accrual of $100,000 for potential incentive/ bonus expense and expensing $26,000 for stock options, neither was included in the salaries and benefits expense for the first quarter of 2004. Additionally staff salaries show an increase when compared to 2004 due to the implementation of focal point reviews and the addition to staff. Medical benefits showed a significant increase in 2005 and although the Company has a cap for the amount they will pay, most employees were not at the cap.

Expense related to premises and equipment increased 2.69% to $229,000 in 2005 from $223,000 in 2004. The slight increase of $6,835 in expense in 2005 is the result of the amortization of expenses for the remodel of the Glen Ellen Branch. The Company continues to emphasize security in its computer operations.
Equipment and software are monitored and upgraded as appropriate to ensure confidentiality of customer and company data.

Other operating expenses increased 17.96% in 2005 to $637,000 from $540,000 in 2004 an increase of $97,000. The area of expense responsible for the increase is professional fees, showing an increase over 2004 of $102,000. This is the result of additional accruals for expenses associated with the implementation of Sarbanes Oxley, Rule 404, regarding internal controls over financial reporting.

Provision for Income Taxes

The provision for income taxes increased to an effective tax rate of 33.5% for the three months of 2005 compared with 30.43% for the three months of 2004. The higher effective tax rate is a reflection of the lower ratio of municipal securities in the investment portfolio. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

BALANCE SHEET ANALYSIS

Investments

Investment securities were $52.0 million at March 31, 2005, a 37.9% increase from the $37.7 million at December 31, 2004 and a 31.7% increase from $39.4 million at March 31, 2004. The significant increase in the portfolio is management's attempt to generate higher earnings by moving funds from Fed Funds Sold to higher yielding investments. The Company will usually maintain an investment portfolio of securities rated A or higher by Standard and Poor's and or Moody's Investors Service. Local tax-exempt bonds are occasionally purchased without an A rating.

Securities are classified as held to maturity if the Company has both the intent and the ability to hold these securities to maturity. As of March 31, 2005, the Company had securities totaling $17.1 million with a market value of $17.3 million categorized as held to maturity. Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.

Securities are classified as available for sale if the Company intends to hold these debt securities for an indefinite period of time, but not necessarily to maturity. Investment securities which are categorized as available for sale are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity. Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy. Securities held in the available for sale category are recorded at market value, which is $34.9 million compared to an amortized cost of $35.5 million as of March 31, 2005.

There were thirty Federal Farm Credit Bank, Federal Home Loan Bank, Federal Home Loan Mortgage Corporation or Federal National Mortgage Association securities of $29.5 million and six U.S. Treasury securities of $5.4 million in the AFS portfolio and twenty seven municipal securities of $8.3 million in the HTM portfolio that are temporarily impaired as of March 31, 2005. Of the above, there were sixteen Federal Farm Credit Bank, Federal Home Loan Bank, Federal Home Loan Mortgage Corporation or Federal National Mortgage Association securities of $15.6 million in the AFS portfolio and six municipal securities of $1.9 million in the HTM portfolio that have been in a continuous loss position for 12 months or more as of March 31, 2005. The primary cause of the impairment of these securities is interest rate volatility inherent in a rising rate environment which causes the market value of the security to decline. Management understood the potential market risks at the time of acquisition and determined the benefit to the Company of the higher interest rates received more than offset the potential deterioration in value. It is the Company's intent to carry the securities to maturity date, at which time the Company will receive face value for the securities at no loss.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses to the income statement are recognized upon sale, or at such time as management determines that a permanent decline in value exists. In the opinion of management, there was no investment in securities at March 31, 2005 that constituted a material credit risk to the Company. The lower market value to amortized costs was a result of the increase in market interest rates and not an indication of lower credit quality.

Loans

The Company's loan portfolio was $156.8 million at March 31, 2005, or 80.5% of total deposits. This compares with $153.2 million, or 79.1% of total deposits, at December 31, 2004 and $132.1 million, or 74.1% of total deposits, at March 31, 2004. A comparative schedule of average loan balances is presented in the table on page 10; period end and year-end balances are presented in the following table.

                                   March 31,     Percentage  December 31,   Percentage    March 31,    Percentage
                                      2005       of Total           2004     of Total       2004        of Total
                                      ----       --------           ----     --------       ----        --------



Commercial                         $108,068,054      68.7%     $109,324,569     71.2%     $ 98,282,959      74.1%
Consumer                             18,253,222      11.6%       16,249,913     10.6%       13,289,577      10.0%
Real estate construction             23,081,948      14.7%       20,291,506     13.2%       18,280,825      13.8%
Real estate mortgage                  7,872,218       5.0%        7,732,177      5.0%        2,703,348       2.0%
Leases                                   42,243       0.0%           47,717      0.0%           35,476       0.1%
                                   ------------     -----      ------------    -----      ------------     -----
                                    157,317,685     100.0%      153,645,882    100.0%      132,592,185     100.0%
                                                    =====                      =====                       =====
Deferred loan fees
 and costs, net                        (488,668)                   (485,223)                  (454,402)

Allowance for loan
 and lease losses                    (2,560,798)                 (2,428,572)                (2,374,059)
                                   ------------                ------------               ------------
                                   $154,268,219                $150,732,087               $129,763,724
                                   ============                ============               ============


Risk Elements

The majority of the Company's loan activity is with customers located within Sonoma County. Approximately 87.3% of the total loan portfolio is secured by real estate located in the Company's service area. Significant concentrations of credit risk may exist if a number of loan customers are engaged in similar activities and have similar economic characteristics. The Company believes it has policies in place to identify problem loans and to monitor concentrations of credits.

Based on its risk management review and a review of its loan portfolio, management believes that its allowance for loan losses for the quarter ending March 31, 2005, is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgment. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision, but is subject to periodic review, and could be susceptible to significant change in future periods.

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

There were $1.0 million nonaccrual loans and no loans 90 days or more past due and still accruing at March 31, 2005 down from $1.2 million nonaccrual loans and no loans 90 days or more past due and still accruing at March 31, 2004.

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

Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated. However, as of March 31, 2005 the Company believes its overall allowance for loan losses is adequate based on its analysis of conditions at that time.

At March 31, 2005, the allowance for loan losses was $2.6 million, or 1.63% of period-end loans, compared with $2.4 million, or 1.59% at December 31, 2004 and $2.4 million, or 1.80% at March 31, 2004.

An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.

                                                  For the Three          For the Year         For the Three
                                                  Months Ended              Ended              Months Ended
                                                    3/31/05               12/31/04               3/31/04
                                                  -------------         -------------         -------------
Balance beginning of year                         $   2,428,572         $   2,634,625         $   2,634,625

Charge-offs:
  Commercial                                                  0              (290,000)             (270,000)
  Consumer                                               (5,683)              (63,007)                 (412)
                                                  -------------         -------------         -------------
                      Total charge-offs                  (5,683)             (353,007)             (270,412)

Recoveries:
  Commercial                                             47,909                15,416                 8,500
  Consumer                                                    0                 1,538                 1,346
                                                  -------------         -------------         -------------
                       Total recoveries                  47,909                16,954                 9,846


Net recoveries (charge-offs)                             42,226              (336,053)             (260,566)

Provision charged to operations                          90,000               130,000                     0
                                                  -------------         -------------           -----------

Balance end of period                             $   2,560,798         $   2,428,572           $ 2,374,059
                                                  =============         =============           ===========
Ratio of net charge-offs
 annualized to average loans                              -0.11%                 0.24%                 0.86%

Balance in allowance as a percentage
  of loans outstanding at period end                       1.63%                 1.59%                 1.80%

Deposits

A comparative schedule of average deposit balances is presented in the table on page 10; period end and year-end deposit balances are presented in the following table.

                              March 31,       Percentage       December 31,     Percentage      March 31,         Percentage
                                2005           of Total           2004           of Total         2004             of Total
                             ------------     ----------      ------------      ----------      ------------      ----------

Interest-bearing
 transaction deposits        $ 33,489,731           17.2%     $ 34,912,205            18.0%     $ 32,104,881            18.0%

Savings deposits               72,910,910           37.4%       70,254,926            36.3%       64,391,506            36.1%

Time deposits, $100,000
and over                       26,442,251           13.6%       25,307,661            13.1%       25,950,385            14.6%

Other time deposits            18,621,134            9.5%       18,630,846             9.6%       18,646,061            10.5%
                             ------------          -----      ------------           -----      ------------           -----
Total interest-bearing
  deposits                    151,464,026           77.7%      149,105,638            77.0%      141,092,833            79.2%

Demand deposits                43,438,855           22.3%       44,557,377            23.0%       37,163,893            20.8%
                             ------------          -----      ------------           -----      ------------           -----

Total deposits               $194,902,881          100.0%     $193,663,015           100.0%     $178,256,726           100.0%
                             ============                     ============           =====      ============           =====


Total deposits increased by $1.2 million, during the three months of 2005, to $194.9 million from $193.7 million at December 31, 2004, and $178.3 million as of March 31, 2004. As of March 31, 2005, non interest demand was $43.4 million compared to $44.6 million as of December 31, 2004, interest bearing checking was $33.5 million compared to $34.9 million and other time deposits were $18.5 million compared to $18.6 million, all showing decreases of $1.1 million, $1.4 million and $90,000, respectively. Savings showed the strongest growth from $70.3 million as of December 31, 2004 to $72.9 million as of March 31, 2005, growth of $2.7 million. Time deposits greater than $100,000 also showed growth of $1.2 million, from $25.3 million as of December 31, 2004 to $26.5 million as of March 31, 2005.

Risk-Based Capital

The Federal Deposit Insurance Corporation (FDIC) has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. Under current guidelines, as of March 31, 2005, the Bank was required to have minimum Tier I and total risk-based capital ratios of 4% and 8%, respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios of 6% and 10%, respectively.

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

The table below presents Tier 1 capital, total capital and total risk-weighted assets at March 31, 2005, along with the related risk-based capital ratio and leverage ratio.

(dollars in thousands)

            Total
         Risked-based       TIER 1                    TOTAL                  Leverage
            Assets          Capital       Ratio       Capital      Ratio       Ratio
         ------------      --------       -----       -------      -----     --------
             $197,202      $ 19,865       10.07%      $22,331      11.32%       8.79%


Off Balance Sheet Commitments

The Company's off balance sheet commitments consist of commitments to extend credit and standby letters of credit. These commitments are extended to customers in the normal course of business. Unfunded loan commitments were $35.2 million at March 31, 2005 and $32.1 million at March 31, 2004. Standby letters of credit outstanding were $340,000 at March 31, 2005 and $475,000 at March 31, 2004. The Company also has contractual obligations consisting of operating leases for various facilities and payments to participants under the Company's supplemental executive retirement plan and deferred compensation plan.

The following table summarizes the Company's contractual obligations as of March 31, 2005.



                                                         Payments due by period

Contractual Obligations

                                                  Less than                                 More than
                                       Total        1 year      1-3 years     3-5 years      5 years
                                     ---------    ---------     ---------     ---------     ---------
Operating Lease Obligations          1,243,847      286,593       875,494        81,760             0

Executive Officer and Director
Supplemental Retirement              1,960,380       14,115        30,778       105,664     1,809,823

Deferred Compensation                1,170,681       14,048        29,501        40,506     1,086,626


Market Risk Management

Overview. Market risk is the risk of loss from adverse changes in market prices and rates. The Bank's market risk arises primarily from interest rate risk inherent in its loan and deposit functions. The goal for managing the assets and liabilities of the Bank is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing the Bank to undue interest rate risk. The Board of Directors has overall responsibility for the interest rate risk management policies. Sonoma Valley Bank has an Asset and Liability Management Committee (ALCO) that establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates.

Asset/Liability Management. Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits and investing in securities. Interest rate risk is the primary market risk associated with asset/liability management. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin and market value of equity under changing interest environments. The Bank uses simulation models to forecast earnings, net interest margin and market value of equity.

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, the Bank is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against four interest rate scenarios. The scenarios include 100 and 200 basis point rising rate forecasts, a flat rate forecast and 100 and 200 basis point falling rate forecasts which take place within a one year time frame. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon. The Bank's 2005 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from March 31, 2005 balances. The following table summarizes the effect on net interest income (NII) of +/-100 and +/-200 basis point changes in interest rates as measured against a constant rate (no change) scenario.

Interest Rate Risk Simulation of Net Interest Income as of March 31, 2005 (In thousands)

Variation from a constant rate scenario      $ Change in NII
                  +200bp                               ($494)
                  +100bp                                (247)
                  -100bp                                (333)
                  -200bp                                (428)

The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

Interest Rate Sensitivity Analysis. Interest rate sensitivity is a function of the repricing characteristics of the portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity. Interest rate sensitivity management focuses on the maturity of assets and liabilities and their repricing during periods of change in market interest rates. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in the current portfolio that are subject to repricing at various time horizons. The differences are known as interest sensitivity gaps.

A positive cumulative gap may be equated to an asset sensitive position. An asset sensitive position in a rising interest rate environment will cause a bank's interest rate margin to expand. This results as floating or variable rate loans reprice more rapidly than fixed rate certificates of deposit that reprice as they mature over time. Conversely, a declining interest rate environment will cause the opposite effect. A negative cumulative gap may be equated to a liability sensitive position. A liability sensitive position in a rising interest rate environment will cause a bank's interest rate margin to contract, while a declining interest rate environment will have the opposite effect. The table above shows net interest income declining both when rates increase and when rates decline. Although the Bank is usually asset sensitive which would cause the Bank's net interest margin to expand, the negative change in net interest income shows both in a rising and declining rate environment. The decline in the rising rate environment is a result of management's conservative evaluation of the pressure to increase rates on deposits, which temporarily causes the decline in the net interest market.

The following table sets forth the dollar amounts of maturing and/or repricing assets and liabilities for various periods. This does not include the impact of prepayments or other forms of convexity caused by changing interest rates.

The Bank has more liabilities than assets repricing during the next year. Usually because the Bank's asset rates change more than deposit rates, the Bank's interest income will change more than the cost of funds when rates change. For the current quarter, the Bank is making a more conservative assumption. Historically, the Bank has been able to raise deposit rates with a lag to loan rate increases, however loan rates have remained flat and market demands are creating pressure to raise interest rates. Therefore for a period of time the Bank has chosen to use the simulation to forecast deposits rates rising quite rapidly. This causes the net interest margin to shrink and net interest income to decline.

The Bank controls its long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than its long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of March 31, 2005 for the Bank's interest-bearing assets and interest-bearing liabilities, and the Bank's interest rate sensitivity gap as a percentage of total interest-earning assets. The table below shows $84.2 million in loans in the over twelve month category; of that amount, only $30.7 million has a maturity or repricing of over 5 years.

    MARCH 31, 2005           Immediate      Up to 3       4 to 6        7 to 12        Over
                              Reprice       Months        Months         Months      12 Months      Total
                             ---------     ---------     ---------     ---------     ---------     ---------
FFS + overnight IBB          $      28                                                             $      28
Securities + Other IBB               0     $     999     $   2,147     $   4,293     $  44,509        51,948
Loans                           45,962         6,304         6,197        11,645        84,160       154,268
                             ---------     ---------     ---------     ---------     ---------     ---------
Total RSA                    $  45,990     $   7,303     $   8,344     $  15,938     $ 128,669     $ 206,244
                             ---------     ---------     ---------     ---------     ---------     ---------

MMDA/NOW/SAV                 $ 106,400                                                             $ 106,400
CD's<$100k                           0     $   5,722     $   4,006     $   4,006     $   4,887        18,621
CD's>$100k                           0         7,371         9,387         2,347         7,337        24,442
Borrowings                           0         7,150             0             0             0         7,150
                             ---------     ---------     ---------     ---------     ---------     ---------
Total RSL                    $ 106,400     $  20,243     $  13,393     $   6,353     $  12,224     $ 158,613
                             ---------     ---------     ---------     ---------     ---------     ---------

GAP                          $ (60,410)    $ (12,940)    $  (5,049)    $   9,585     $ 116,445     $  47,631
Cumulative                   $ (60,410)    $ (73,350)    $ (78,399)    $ (68,814)    $  47,631
% Assets                         -26.6%        -32.3%        -34.6%        -30.3%         21.0%

Market risk in securities. Market risk in securities shows the amount of gain or loss (before tax) in the securities portfolio. Portfolio volume, sector distribution, duration, and quality all affect market valuation. The adjusted equity ratio is tier 1 capital adjusted for the market gain or loss less any applicable tax effect divided by average total assets for leverage capital purposes for the most recent quarter. The ratio is designed to show tier 1 capital if the securities portfolio had to be liquidated and all gains and losses recognized. If the ratio remains strong after a +2% or +3% rate shock, market risk is reasonable in relation to the level of capital. A bank has flexibility and strength when the securities portfolio can be liquidated for liquidity purposes without affecting capital adequacy.

The Bank has only moderate market risk in investments because the average maturity in the portfolio is not very long, except for municipals, which are held to maturity (see page 15 for discussion of investments). The portfolio should decline in value only about 2.3% or $1.2 million for a 1% increase in rates. The gain in value if rates fall would be somewhat less, because there are some callable bonds. Marking-to-market available for sale securities when rates change would add only modest volatility to a strong level of equity. This market risk acts to offset the interest rate risk (i.e. if rates decline and NIM is squeezed, there would be a concurrent gain in the value of securities).

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information regarding Quantitative and Qualitative Disclosures about Market Risk appears on page 20 through 23 under the caption "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Market Risk Management" and is incorporated herein by reference.

Item 4.   CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, required to be included in this Form 10-Q.

                                     Part II

Item 1.       LEGAL PROCEEDINGS

From time to time the Company may be a party to legal proceedings arising in the ordinary course of business. The Company is not currently a party to, nor is any of its properties the subject of , any material pending legal proceedings.

Item 2.       UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

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


                                    SONOMA VALLEY BANCORP
                                    (Registrant)



Date:  May 4, 2005                  /s/ Mel Switzer, Jr.
     --------------                 ----------------------------------------
                                    Mel Switzer, Jr.
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




Date:  May 4, 2005                  /s/ Mary Dieter Smith
     -------------                  ----------------------------------------
                                    Mary Dieter Smith
                                    Executive Vice President and
                                    Chief Operating Officer and
                                    Chief Financial Officer
                                    (Principal and Financial Accounting Officer)