Form 10-Q
period 2005-06-30
SONOMA VALLEY BANCORP
filed 2005-08-12
CIK 1120427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended: June 30, 2005


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

The number of shares outstanding of the registrant's Common Stock, no par value, as of August 2, 2005 was 2,160,636.

INDEX

Part 1  Financial Information                                       Page Number
                                                                    -----------

Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheets at June 30, 2005,
          December 31, 2004 and June 30, 2004.................................3

          Consolidated Statements of Operations for the
          three months and six months ended June 30, 2005 and 2004............4

          Consolidated Statements of Changes in Shareholders' Equity
          for the six months ended June 30, 2005,
          and the years ended December 31, 2004 and 2003......................5

          Consolidated Statements of Cash Flows for the
          six months ended June 30, 2005 and 2004.............................7

          Notes to Consolidated Financial Statements..........................8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operation.......................10

          Average Balances, Yields and Rates Paid
          for the six months ended June 30, 2005 and 2004....................12

          Average Balances, Yields and Rates Paid
          for the three months ended June 30, 2005 and 2004..................25

Item 3.   Quantitative and Qualitative Disclosure About Market Risk..........26

Item 4.   Controls and Procedures............................................26


Part II   Other Information

Item 1.   Legal Proceedings..................................................26

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds........26

Item 3.   Defaults Upon Senior Securities....................................26

Item 4.   Submission of Matters to a Vote of Security Holders................27

Item 5.   Other Information..................................................27

Item 6.   Exhibits ..........................................................27

Signatures...................................................................28

Certifications...............................................................29

                                     Part I

Item 1. The information furnished in these interim statements reflects all adjustments and accruals which are, in the opinion of management, necessary for a fair statement of the results for such periods. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

                              FINANCIAL STATEMENTS
                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
             June 30, 2005 (Unaudited), December 31, 2004 (Audited)
                          and June 30, 2004 (Unaudited)

                                                                                  June 30,         December 31,         June 30,
                                                                                    2005               2004               2004
                                                                                --------------    --------------    --------------
ASSETS
    Cash and due from banks                                                     $    6,227,692    $    5,471,669    $   11,703,947
    Federal funds sold                                                                       0         9,840,000         2,850,000
    Interest-bearing due from banks                                                     30,543            35,551            35,234
                                                                                --------------    --------------      ------------
                                         Total cash and cash equivalents             6,258,235        15,347,220        14,589,181
    Investment securities available-for-sale, at fair value                         35,160,974        20,253,490        24,305,780
    Investment securities held-to-maturity (fair value
        of $17,481,000, $17,842,000 and $17,754,000,
        respectively)                                                               17,028,712        17,418,303        17,724,113
    Loans and lease financing receivables, net                                     158,250,210       150,732,087       139,468,818
    Premises and equipment, net                                                      1,283,598         1,364,879         1,365,588
    Accrued interest receivable                                                      1,318,879         1,138,607         1,116,202
    Cash surrender value of life insurance                                           9,070,168         8,913,136         7,891,610
    Other assets                                                                     3,365,893         3,079,740         3,681,787
                                                                                --------------    --------------    --------------
                                                            Total assets        $  231,736,669    $  218,247,462    $  210,143,079
                                                                                ==============    ==============    ==============
LIABILITIES
    Noninterest-bearing demand deposits                                         $   46,921,796    $   44,557,377    $   43,813,055
    Interest-bearing transaction deposits                                           32,399,866        34,912,205        32,377,851
    Savings and money market deposits                                               72,881,168        70,254,926        68,092,556
    Time deposits, $100,000 and over                                                27,637,667        25,307,661        24,840,625
    Other time deposits                                                             20,286,030        18,630,846        18,555,309
                                                                                --------------    --------------    --------------
                                                          Total deposits           200,126,527       193,663,015       187,679,396
    Other borrowings                                                                 5,500,000                 0                 0
    Accrued interest payable and other liabilities                                   4,203,772         3,903,287         3,495,595
                                                                                --------------    --------------    --------------
                                                       Total liabilities           209,830,299       197,566,302       191,174,991

SHAREHOLDERS' EQUITY
    Common stock, no par value; 10,000,000 shares
        authorized; 2,160,636 shares at June 30, 2005
        2,142,104 shares at December 31, 2004
        and 2,100,719 shares at June 30, 2004 issued and
        outstanding                                                                 15,834,326        15,528,940        14,916,010
    Retained earnings                                                                6,259,127         5,295,732         4,268,298
    Accumulated other comprehensive loss                                              (187,083)         (143,512)         (216,220)
                                                                                --------------    --------------    --------------
                                              Total shareholders' equity            21,906,370        20,681,160        18,968,088
                                                                                --------------    --------------    --------------
                              Total liabilities and shareholders' equity        $  231,736,669    $  218,247,462    $  210,143,079
                                                                                ==============    ==============    ==============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    For the Three Months                  For the Six Months
                                                                       Ended June 30,                       Ended June 30,
                                                                    2005              2004              2005              2004
                                                               --------------    --------------    --------------    --------------

INTEREST INCOME
  Loans and leases                                             $    2,928,221    $    2,438,882    $    5,666,258    $    4,632,055
  Taxable securities                                                  277,125           223,418           504,807           426,364
  Tax-exempt securities                                               157,531           164,568           316,868           326,034
  Federal funds sold                                                        0            17,327            45,460            64,568
  Dividends                                                            14,520             5,756            14,520             5,756
                                                               --------------    --------------    --------------    --------------
                                       Total interest income        3,377,397         2,849,951         6,547,913         5,454,777
INTEREST EXPENSE
  Interest-bearing transaction deposits                                14,299            12,362            28,816            23,957
  Savings and money market deposits                                   192,366           104,599           355,102           203,007
  Time deposits, $100,000 and over                                    202,991           163,004           379,396           333,429
  Other time deposits                                                 128,799            97,170           235,539           199,015
  Other borrowings                                                     54,571                 0            61,802                 0
                                                               --------------    --------------    --------------    --------------
                                      Total interest expense          593,026           377,135         1,060,655           759,408
                                                               --------------    --------------    --------------    --------------
NET INTEREST INCOME                                                 2,784,371         2,472,816         5,487,258         4,695,369
  Provision for loan and lease losses                                 160,000            30,000           250,000            30,000
                                                               --------------    --------------    --------------    --------------
                                         NET INTEREST INCOME
                                         AFTER PROVISION FOR
                                       LOAN AND LEASE LOSSES        2,624,371         2,442,816         5,237,258         4,665,369
NON-INTEREST INCOME                                                   486,592           390,746           945,689           812,112
NON-INTEREST EXPENSE
  Salaries and employee benefits                                    1,118,813         1,057,762         2,226,244         2,010,804
  Premises and equipment                                              247,719           209,639           477,024           432,109
  Other                                                               577,651           555,947         1,214,273         1,096,385
                                                               --------------    --------------    --------------    --------------
                                  Total non-interest expense        1,944,183         1,823,348         3,917,541         3,539,298
                                                               --------------    --------------    --------------    --------------
                                     Income before provision
                                            for income taxes        1,166,780         1,010,214         2,265,406         1,938,183
  Provision for income taxes                                          396,129           318,621           764,169           601,020
                                                               --------------    --------------    --------------    --------------

                                                  NET INCOME   $      770,651    $      691,593    $    1,501,237    $    1,337,163
                                                               ==============    ==============    ==============    ==============
NET INCOME PER SHARE                                           $          .36    $          .32    $          .70    $          .61
                                                               ==============    ==============    ==============    ==============
NET INCOME PER SHARE-
ASSUMING DILUTION                                              $          .34    $          .29    $          .65    $          .56
                                                               ==============    ==============    ==============    ==============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

     For the six months ended June 30, 2005 (Unaudited), and the years ended
                  December 31, 2004 (Audited) and 2003(Audited)

                                                                                                     Accumulated
                                                                                                         Other
                                 Comprehensive            Common Stock                Retained       Comprehensive
                                     Income          Shares            Amount         Earnings           Income         Total
                                 -------------    -------------    -------------    -------------    -------------    -------------
BALANCE AT
   JANUARY 1, 2003                                    1,401,146    $  12,936,225    $   6,215,790    $      88,295    $  19,240,310

5% stock dividend                                        68,665        1,997,422       (1,997,422)
Fractional shares                                                                         (14,193)                          (14,193)
Redemption and retirement
  of stock                                              (38,987)        (361,296)        (729,099)                       (1,090,395)
Stock options exercised and
 related tax benefits                                    26,770          489,285                                            489,285
Net income for the year          $   2,911,007                                          2,911,007                         2,911,007
Other comprehensive loss,
  net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $45,274                         (64,735)
                                 -------------
Other comprehensive loss,
  net of taxes                         (64,735)                                                            (64,735)         (64,735)
                                 -------------    -------------    -------------    -------------    -------------    -------------

Total comprehensive income       $   2,846,272
                                 =============

BALANCE AT
  DECEMBER 31, 2003                                   1,457,594       15,061,636        6,386,083           23,560       21,471,279

Redemption and retirement
  of stock                                                 (601)          (6,218)         (11,839)                          (18,057)
Stock options exercised and
  related tax benefits                                   97,494        1,786,065                                          1,786,065
Redemption of stock
  under tender offer                                   (126,208)      (1,416,223)      (3,071,903)                       (4,488,126)
Cash dividend                                                                            (906,732)                         (906,732)
Stock options granted                                                    103,680                                            103,680
3 for 2 stock split                                     713,825
Fractional shares                                                                          (7,498)                           (7,498)
Net income for the year          $   2,907,621                                          2,907,621                         2,907,621
Other comprehensive loss,
  net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $116,844                       (167,072)
                                 -------------
Other comprehensive loss,
  net of taxes                        (167,072)                                                           (167,072)        (167,072)
                                 -------------    -------------    -------------    -------------    -------------    -------------

Total comprehensive income       $   2,740,549
                                 =============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)

     For the six months ended June 30, 2005 (Unaudited), and the years ended
                 December 31, 2004 (Audited) and 2003 (Audited)

                                                                                                     Accumulated
                                                                                                         Other
                                 Comprehensive            Common Stock                Retained       Comprehensive
                                     Income          Shares            Amount         Earnings           Income         Total
                                 -------------    -------------    -------------    -------------    -------------    -------------
BALANCE AT
  DECEMBER 31, 2004                                   2,142,104    $  15,528,940    $   5,295,732    $    (143,512)   $  20,681,160

Cash dividend                                                                            (537,842)                         (537,842)
Stock options granted                                                     51,840                                             51,840
Stock options exercised and
  related tax benefits                                   18,532          253,546                                            253,546
Net income for the period        $   1,501,237                                          1,501,237                         1,501,237
Other comprehensive loss,
  net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $30,472                         (43,571)
                                 -------------
Other comprehensive loss,
  net of taxes                         (43,571)                                                            (43,571)         (43,571)
                                 -------------    -------------    -------------    -------------    -------------    -------------


Total comprehensive income       $   1,457,666
                                 =============


BALANCE AT
 June 30, 2005                                        2,160,636    $  15,834,326    $   6,259,127    $    (187,083)   $  21,906,370
                                                  =============    =============    =============    =============    =============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                 For the six months ended June 30, 2005 and 2004

                                                                                         2005              2004
                                                                                    --------------    --------------
OPERATING ACTIVITIES
    Net income                                                                      $    1,501,237    $    1,337,163
    Adjustments to reconcile net income
        to net cash provided by operating activities:
            Provision for loan and lease losses                                            250,000            30,000
            Depreciation                                                                   182,149           148,763
            Gain on sale of premise and equipment                                                0               (45)
            Amortization and other                                                          82,924            64,861
            Stock options granted                                                           51,840            41,472
            Net change in interest receivable                                             (180,272)         (209,244)
            Net change in cash surrender value
               of life insurance                                                          (157,032)         (161,010)
            Net change in other assets                                                    (255,681)         (225,631)
            Net change in interest payable and other liabilities                           300,485           (24,647)
                                                                                    --------------    --------------
                                       NET CASH PROVIDED BY OPERATING ACTIVITIES         1,775,650         1,001,682
INVESTING ACTIVITIES
    Purchases of securities held-to-maturity                                                     0        (1,984,960)
    Purchases of securities available-for-sale                                         (15,014,860)       (8,154,337)
    Proceeds from maturing securities held-to-maturity                                     340,000           765,000
    Proceeds from maturing securities available-for-sale                                         0         3,550,000
    Net change in loans and leases                                                      (7,768,123)      (19,664,829)
    Purchases of premises and equipment                                                   (100,868)         (200,311)
                                                                                    --------------    --------------
                                           NET CASH USED BY INVESTING ACTIVITIES       (22,543,851)      (25,689,437)

FINANCING ACTIVITIES
    Net change in demand, interest-bearing
        transaction and savings deposits                                            $    2,478,322    $   10,187,510
    Net change in time deposits                                                          3,985,190        (2,622,730)
    Cash dividend paid                                                                    (537,842)         (371,206)
    Net change in FHLB borrowings                                                        5,500,000                 0
    Stock repurchases                                                                            0        (4,506,183)
    Stock options exercised                                                                253,546         1,235,343
                                                                                    --------------    --------------
                                       NET CASH PROVIDED BY FINANCING ACTIVITIES        11,679,216         3,922,734
                                                                                    --------------    --------------
                                         NET CHANGE IN CASH AND CASH EQUIVALENTS        (9,088,985)      (20,765,021)
    Cash and cash equivalents at beginning of period                                    15,347,220        35,354,202
                                                                                    --------------    --------------
                                      CASH AND CASH EQUIVALENTS AT END OF PERIOD    $    6,258,235    $   14,589,181
                                                                                    ==============    ==============

SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION:

Cash paid during the year for:
    Interest expense                                                                $    1,049,089    $      765,148
    Income taxes                                                                    $      715,000    $      115,000

SUPPLEMENTAL DISCLOSURES OF
     NONCASH ACTIVITIES:
Net change in unrealized gains and losses on securities available for sale          $      (74,043)   $     (407,473)
Net change in deferred income taxes on unrealized
     gains and losses on securities                                                 $       30,472    $      167,693

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2005
                                   (Unaudited)
Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Sonoma Valley Bancorp and Subsidiary (the "Company") at June 30, 2005 and results of operations for the three and six months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the operating results through December 31, 2005.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Sonoma Valley Bancorp and its wholly owned subsidiary Sonoma Valley Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Commitments

The Company has no outstanding performance letters of credit at June 30, 2005 and June 30, 2004.

Note 4 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding. The weighted average number of common shares used in computing the net income per common share for the period ending June 30, 2005 was 2,153,533 and for the period ending June 30, 2004 was 2,176,164.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding. The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending June 30, 2005 was 2,295,942 and for the period ending June 30, 2004 was 2,374,364.

Prior year shares have been adjusted to reflect the three for two stock split in August 2004.

Note 5 - Stock Option Accounting

The Company has a stock-based employee and director compensation plan. Prior to January 1, 2003, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income for stock options granted prior to January 1, 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. No options were granted in 2003. Awards under the Company's plan vest over five years. The cost related to stock-based employee compensation included in the determination of net income is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                      For the Three Months                For the Six Months
                                                                         Ended June 30,                      Ended June 30,
                                                                    2005              2004              2005              2004
                                                               --------------    --------------    --------------    --------------
Net Income, as reported                                        $      770,651    $      691,593    $    1,501,237    $    1,337,163
    Deduct: Total stock-based
       compensation expense determined
       under fair value based method for all
       awards, net of related tax effects                                   0           (31,000)                0           (62,000)
                                                               --------------    --------------    --------------    --------------
    Pro forma net income                                       $      770,651    $      660,593    $    1,501,237    $    1,275,163
                                                               ==============    ==============    ==============    ==============
Net income per share:
    Basic - As reported                                                   .36               .32               .70               .61
    Basic - Pro forma                                                     .36               .30               .70               .59
    Diluted - As reported                                                 .34               .29               .65               .56
    Diluted - Pro forma                                                   .34               .28               .65               .54

Note 6 - Employee Benefit Plans

The Bancorp provides retirement plans to its key officers and directors. The plans are unfunded and provide for the Bancorp to pay the officers and directors specified amounts for specified periods after retirement. The amount of pension expense related to this plan, and the components of pension expense for the six months ended June 30, 2005 and 2004 are as follows:

                                                                           Directors                          Officers
                                                                        --------------                     --------------
                                                                    2005              2004              2005              2004
                                                               --------------    --------------    --------------    --------------
Service cost                                                   $       18,182    $       31,604    $       57,621    $       92,140
Interest cost on projected benefit obligation                          21,221            10,909             7,566            34,552
Amortization of unrecognized liability at
 transition                                                            (4,751)                             38,449           (15,089)
                                                               --------------    --------------    --------------    --------------

Net periodic pension cost recognized                           $       34,652    $       42,513    $      103,636    $      111,603
                                                               ==============    ==============    ==============    ==============


Note 7 - Subsequent Event

The Board of Directors declared a $.25 per share cash dividend to be distributed on August 15, 2005, to holders of record on August 1, 2005.

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

For the Six Month Periods
Ended June 30, 2005 and 2004

Overview

The Company continues to be profitable, net income increased by $164,074 from $1,337,163 for the six months ended June 30, 2004 to $1,501,237 for the six months ended June 30, 2005. On a per share basis, net income equaled $.70 compared with $.61 per share during the same period in 2004.

Return on average total assets on an annualized basis for the six-month period was 1.33% in 2005 and 1.31% in 2004. Return on average shareholders' equity on an annualized basis for the same periods was 14.22% and 12.45%, respectively. The increase in the return on average assets is the result of a 12.27% increase in net income. Average earning assets increased from $185.8 million for the first six months of 2004 to $209.9 for the comparable period of 2005. Lower yielding Fed Funds were invested in higher yielding loans and securities. The higher return on equity is the result of a $301,131 decline in average equity for the first six months of 2005 to $21.3 million from $21.6 million for the same period of 2004. This decline is a result of the tender offer closed on May 21, 2004 and the cash dividend paid in March, 2005.

The increase in net income is largely a result of the $782,492 growth in net interest income from $4.9 million to $5.7 million, a 15.9% increase and the $133,577 increase in non interest income from $812,112 to $945,689, which offset the expenses associated with the new branch, Banco de Sonoma, which opened during the first quarter of 2004.

The Company continues to experience loan and deposit growth at the Banco de Sonoma Office from $6.2 million in deposits and $653,462 in loans as of December 31, 2004 to $9.6 million in deposits and $1.4 million in loans as of June 30, 2005. For the first three or four years the costs associated with opening a new office will have a negative effect on the Company's Consolidated Income Statement. For the year 2005, it is anticipated that the additional expense will approximate $200,000. The Bank's branch is offering services to the Latino community in our market place. Management identified this as a niche market which was underserved and an opportunity for potential future growth and profitability. Most of the employees at the branch are bilingual and the Bank offers full service banking. An additional product which has been added is the ability for customers to effect an immediate transfer of funds to Mexico. Management anticipates that the growth in the branch will be slow and steady and profitable within three or four years.

Total shareholders' equity increased by $1.2 million or 5.92% during the first six months of 2005. At June 30, 2005, the Company reported net income of $1.5 million. In March the Company paid out $537,842 for cash dividends declared in February, 2005. In 2004 stock options were granted to senior employees with a fifth of the options vesting each year over a five year period. In 2005, 13,500 options vested which increased equity by $51,840 year to date. The net income figure of $1.5 million reflects an expense for the stock options of $51,840, therefore the net effect of the stock option transaction relative to equity was zero. Directors exercised 18,532 options which added $147,015 to the capital accounts. The tax benefit of these options was $106,531, which also increased equity. The net effect of this activity was capital of $21,906,370 as of June 30, 2005, compared to capital of $20,681,160 as of December 31, 2004. See page 6 for detail of "Changes in Shareholder Equity."

Section 404 of the Sarbanes-Oxley Act of 2002 requires the SEC to prescribe rules requiring the evaluation of an issuer's internal control of financial reporting. Accordingly, in the annual report for December 31, 2006, management will be required to include a report on the effectiveness of the Company's internal controls. The Company's independent auditors are required to attest to and report on management's assessment of internal control. The Company's management and staff are working diligently toward evaluating and documenting the internal control systems in order to allow management to report on, and the Company's independent auditors to attest to, the Company's internal control over financial reporting. The Company has retained the services of a consulting firm to assist management and staff with this process. Even so, there can be no assurances that the evaluation required by Sarbanes-Oxley will not result in the identification of significant control deficiencies or that the Company's auditors will be able to attest to the effectiveness of our internal controls over financial reporting.

The following table sets forth the average balances/yields and rates paid for the six months ended June 30, 2005 and 2004.

                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
                 For the six months ended June 30, 2005 and 2004
                             (dollars in thousands)

                                                           2005                                            2004
                                                       ------------                                    ------------

ASSETS                                    Average         Income/         Yield/          Average         Income/         Yield/
                                          Balance         Expense          Rate           Balance         Expense          Rate
                                       ------------    ------------    ------------    ------------    ------------    ------------
Interest-earning assets:
Loans(2):
  Commercial                           $    105,752    $      3,873           7.39%    $     92,696    $      3,267           7.09%
  Consumer                                   18,246             643           7.11%          13,307             458           6.92%
  Real estate construction                   21,629             805           7.51%          18,038             686           7.65%
  Real estate mortgage                        7,896             268           6.84%           3,353             132           7.92%
  Tax exempt loans (1)                        2,770             114           8.30%           3,067             128           8.39%
  Leases                                         43               2           9.38%              37               5          27.18%
  Tax exempt leases (1)                           0               0           0.00%               2               0           0.00%
  Unearned loan fees                           (478)                                           (440)
                                       ------------    ------------                    ------------    ------------
         Total loans                        155,858           5,705           7.38%         130,060           4,676           7.23%
Investment securities
  Available for sale:
         Taxable                             32,213             500           3.13%          23,574             417           3.56%
  Hold to maturity:
         Taxable                                376               5           2.68%             396               5           2.54%
         Tax exempt (1)                      16,761             480           5.78%          16,943             494           5.86%
                                       ------------    ------------                    ------------    ------------
         Total investment securities         49,350             985           4.02%          40,913             916           4.50%
Federal funds sold                            3,885              45           2.34%          14,032              64           0.92%
                FHLB Stock                      765              15           3.95%             495               6           2.44%
Total due from banks/Interest bearing            31               0           0.00%             274               4           2.94%
                                       ------------    ------------                    ------------    ------------
  Total interest earning assets             209,889    $      6,750           6.49%         185,774    $      5,666           6.13%
                                                       ============                                    ============
Noninterest-earning assets:
  Reserve for loan losses                    (2,573)                                         (2,475)
  Cash and due from banks                     6,817                                           9,530
  Premises and equipment                      1,317                                           1,355
  Other assets                               12,534                                          11,863
                                       ------------                                    ------------
           Total assets                $    227,984                                    $    206,047
                                       ============                                    ============
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing deposits
         Interest bearing transaction  $     34,262    $         29           0.17%    $     32,935    $         24           0.15%
         Savings deposits                    73,315             355           0.98%          65,316             203           0.63%
         Time deposits over $100,000         26,539             379           2.88%          25,747             333           2.60%
         Other time deposits                 19,233             236           2.47%          18,904             199           2.12%
                                       ------------    ------------                    ------------    ------------
           Total interest bearing
                    deposits                153,349             999           1.31%         142,902             759           1.07%
Federal funds purchased                           0               0           0.00%               0               0           0.00%
  Other short term borrowings                 4,171              62           3.00%               0               0           0.00%
                                       ------------    ------------                    ------------    ------------
           Total interest bearing
                     liabilities            157,520    $      1,061           1.36%         142,902    $        759           1.07%
                                                       ============                                    ============
Non interest bearing liabilities:
  Non interest bearing demand deposits       45,199                                          38,154
  Other liabilities                           3,972                                           3,397
  Shareholders' equity                       21,293                                          21,594
                                       ------------                                    ------------
         Total liabilities and
         shareholders' equity          $    227,984                                    $    206,047
                                       ============                                    ============
Interest rate spread                                                          5.13%                                           5.06%
                                                                              =====                                           =====
Interest income                                        $      6,750           6.49%                    $      5,666           6.13%
Interest expense                                              1,061           1.02%                             759           0.82%
                                                       ------------           -----                    ------------           -----
Net interest income/margin                             $      5,689           5.47%                    $      4,907           5.31%
                                                       ============           =====                    ============           =====

(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2005 and 2004.
(2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $165,379 and $139,809 for the six months ended June 30, 2005 and 2004, respectively, were amortized to the appropriate interest income categories.

RESULTS OF OPERATIONS

Net interest Income

Net interest income is the difference between total interest income and total interest expense. Net interest income, adjusted to a fully taxable equivalent basis, as shown on the table- Average Balance, Yields and Rates Paid, on page 12, is higher than net interest income on the statement of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($202,030 in 2005 and $211,427 in 2004, based on a 34% federal income tax rate).

The improvement in net interest income for the six months ended June 30, 2005 (stated on a fully taxable equivalent basis) is a result of the net effect of a $1.1 million increase in interest income offset by a $301,247 increase in interest expense, resulting in net interest income of $782,492. The 225 basis point increase in the Fed Funds and Prime lending rates contributed to the increase in net interest income. The Fed Funds rate increased from 1.00% as of January 1, 2004 to 3.25% as of June 30, 2005 and the Prime lending rate increased from 4.00% in January 2004 to 6.25% as of June 30, 2005. Fed Funds were invested in higher yielding loans and investments and many variable rate loans moved off floors, which allowed their yield to increase as interest rates increased.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin for 2005 increased to 5.47% from 5.31% for the same period in 2004.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) increased by $1.1 million to $6.7 million in the six months of 2005, a 19.1% increase over the $5.7 million realized during the same period in 2004.

The $1.1 million increase was the result of the 36 basis point increase in the yield on earning assets to 6.49% for the six months ended June 30, 2005 from 6.13% for the same time period of 2004. Contributing to this increase was the $24.1 million or 12.98% increase in average earning assets to $209.9 million for the first six months of 2005.

Interest Expense

Total interest expense increased by $301,247 to $1.1 million from $759,408 an increase of 39.7%. The average rate paid on all interest-bearing liabilities increased from 1.07% in 2004 to 1.36% in 2005. Average balances of interest bearing liabilities increased from $142.9 million to $157.5 million, a 10.2% gain in earning liabilities. Of the increase in average interest-bearing liabilities $4.2 million was borrowings at the Federal Home Loan Bank. The Company has experienced stronger loan than deposit growth, and anticipated loan payoffs have occurred later than anticipated, so the Company is continuing to satisfy liquidity needs by borrowing at the Federal Home Loan Bank.

The gain in volume of average balances was responsible for a $39,000 increase in interest expense and the higher interest rates paid were responsible for a $262,000 increase in interest expense for a total increase of $301,000.

Individual components of interest income and interest expense are provided in the table-Average Balances, Yields and Rates Paid on page 12.

Provision for Loan Losses

The provision for loan losses charged as of June 30, 2005 was $250,000 compared to $30,000 for the same period of 2004. The provision for loan losses charged to operations is based on the Company's monthly evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding. The Company experienced strong loan growth during the first six months of 2005 and management anticipates that loan growth will continue, requiring that additional provisions may be made for loan losses. Additionally, there are regulatory concerns about concentrations of commercial real estate loans among many financial institutions. The Company does have a concentration of commercial real estate loans and although the loans are adequately collateralized, management determined that it would be prudent to increase the provision.

The economic climate continues to improve and the non-performing assets to total loans ratio continues to be below 1%. Loans charged-off were $36,936 and recoveries were $48,109 for the six months of 2005 compared with $290,604 in charge-offs and $12,041 in recoveries for the same period in 2004.

Non-interest Income

Non-interest income of $945,689 increased 16.45% from the $812,112 recorded in the comparable period in 2004. The most significant increase was in the service charges on deposit accounts which grew $105,809 from $513,939 for the six months ended June 30, 2004 compared to $619,748 for June 2005, an increase of 20.59%. Other fee income also showed strong growth of $31,609 from $130,131 to $161,740, an increase of 24.29%. Credit card merchant processing fees were largely responsible for the increase.

Non-interest Expense

Total non-interest expense increased 10.7% to $3.9 million during the first six months of 2005 from $3.5 million for the same period in 2004, an increase of $378,242. Non-interest expense on an annualized basis represented 3.47% of average total assets in 2005 compared with 3.45% in the comparable period in 2004. The increase in the 2005 expense ratio largely reflects ongoing expenses incurred relative to our new branch, Banco de Sonoma and the expenses associated with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002.

Salaries and benefits increased 10.7% from $2.0 million in 2004 to $2.2 million in 2005. The 2004 increase reflects normal merit increases and benefit costs as well as the staffing and benefit costs required for the Banco de Sonoma branch which opened during the first quarter of 2004. At June 30, 2005, total full time equivalent employees were 52 compared to 56 in 2004.

Expense related to premises and equipment increased 10.39% to $477,024 in 2005 from $432,110 in 2004. The increase in expense in 2005 is a result of the addition of the Finance Center and the remodeling required to make it serviceable. The Company continues to emphasize security in its computer operations and equipment and software are monitored and upgraded as appropriate to ensure confidentiality of customer and Company data and also emphasized the utilization of technology to generate efficiencies throughout the organization. In 2005 the Company no longer receives rental income for the property owned at 472 Second Street West, Sonoma, California and the Company in the process of evaluating how to best utilize the property.

Other operating expenses increased by 10.8% in 2005 to $1.2 million from $1.1 million in 2004. The category of expense showing a significant increase is professional fees which shows growth of $147,523 over 2004. This is the result of additional accruals for expenses associated with the implementation of Sarbanes-Oxley, Rule 404, regarding internal controls over financial reporting.

Provision for Income Taxes

The provision for income taxes declined to an effective tax rate of 33.73% for the six months of 2005 compared with 31.01% for the six months of 2004. The higher effective tax rate is a reflection of the increase in taxable income when compared with income derived from tax exempt investments. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.


BALANCE SHEET ANALYSIS

Investments

Investment securities were $52.2 million at June 30, 2005, a 38.5% increase from the $37.7 million at December 31, 2004 and a 24.2% increase from $42.0 million at June 30, 2004. The significant increase in the portfolio is management's attempt to generate higher earnings by moving funds from Fed Funds Sold to higher yielding investments. The Company will usually maintain an investment portfolio of securities rated A or higher by Standard and Poor's and\or Moody's Investors Service. Local tax-exempt bonds are occasionally purchased without an A rating.

Securities are classified as held to maturity, if the Company has both the intent and the ability to hold these securities to maturity. As of June 30, 2005, the Company had securities totaling $17.0 million with a market value of $17.5 million categorized as held to maturity. Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.

Securities are classified as available for sale if the Company intends to hold these debt securities for an indefinite period of time, but not necessarily to maturity. Investment securities which are categorized as available for sale are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity. Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy. Securities held in the available for sale category are recorded at market value, which is $35.2 million compared to an amortized cost of $35.5 million as of June 30, 2005.

There were twenty nine Federal Farm Credit Bank, Federal Home Loan Bank, Federal Home Loan Mortgage Corporation or Federal National Mortgage Association securities of $28.7 million and six U.S. Treasury securities of $5.4 million in the AFS portfolio and sixteen municipal securities of $5.2 million in the HTM portfolio that are temporarily impaired as of June 30, 2005. Of the above, there were seventeen Federal Farm Credit Bank, Federal Home Loan Bank, Federal Home Loan Mortgage Corporation or Federal National Mortgage Association securities of $16.7 million in the AFS portfolio and six municipal securities of $2.0 million in the HTM portfolio that have been in a continuous loss position for 12 months or more as of June 30, 2005. The primary cause of the impairment of these securities is interest rate volatility inherent in a rising rate environment which causes the market value of the security to decline. Management understood the potential market risks at the time of acquisition and determined the benefit to the Company of the higher interest rates received more than offset the potential deterioration in value. It is the Company's intent to carry the securities to maturity date, at which time the Company will receive face value for the securities at no loss.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses are recognized in the accounts upon sale, or at such time as management determines that a permanent decline in value exists. In the opinion of management, there was no investment in securities at June 30, 2005 that constituted a material credit risk to the Company. The lower market value to amortized costs was a result of the increase in market interest rates and not an indication of lower credit quality.

As of June 30, 2005, investment securities with a carrying amount of $6,589,448 and an approximate fair value of $6,906,348 were pledged, in accordance with federal and state requirements, as collateral for public deposits. Investment securities with a carrying amount of $5,428,611 and fair value of $5,362,593 at June 30, 2005 were pledged to meet the requirements of the Federal Reserve and the U.S. Department of Justice.

Loans

The Company's loan portfolio was $160.9 million at June 30, 2005, or 80.4% of total deposits. This compares with $153.2 million, or 79.1% of total deposits, at December 31, 2004 and $141.9 million, or 75.6% of total deposits, at June 30, 2004. A comparative schedule of average loan balances is presented in the table on page 12; period-end and year-end balances are presented in the following table.

                                      June 30,      Percentage     December 31,    Percentage      June 30,       Percentage
                                        2005         of Total          2004         of Total         2004          of Total
                                  ---------------    --------    ---------------    --------    ---------------    --------

Commercial                        $   110,303,513       68.3%    $   109,324,569       71.2%    $   101,715,639       71.4%
Consumer                               19,621,946       12.2%         16,249,913       10.6%         14,327,942       10.1%
Real estate construction               19,696,683       12.2%         20,291,506       13.2%         20,742,197       14.6%
Real estate mortgage                   11,761,509        7.3%          7,732,177        5.0%          5,526,690        3.9%
Leases                                     37,694        0.0%             47,717        0.0%             27,790        0.0%
                                  ---------------    --------    ---------------    --------    ---------------    --------
                                      161,421,345      100.0%        153,645,882      100.0%        142,340,258      100.0%
                                                     ========                       ========                       ========
Deferred loan fees
 and costs, net                          (481,390)                      (485,223)                      (485,378)
Allowance for loan
 and lease losses                      (2,689,745)                    (2,428,572)                    (2,386,062)
                                  ---------------                ---------------                ---------------

                                  $   158,250,210                $   150,732,087                $   139,468,818
                                  ===============                ===============                ===============


As of March 31, 2005, $104,455,000 in loans were pledged at the Federal Home Loan Bank as collateral for $5,500,000 in borrowings. In September, 2005 the Company should receive an updated report based on June 30, 2005 numbers.

Risk Elements

The majority of the Company's loan activity is with customers located within Sonoma County. Approximately 88% of the total loan portfolio is secured by real estate located in the Company's service area.

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

There were $1.0 million non-accrual loans and no loans 90 days or more past due and still accruing at June 30, 2005 down slightly from $1.1 million non-accrual loans and no loans 90 days or more past due and still accruing at June 30, 2004. As of June 30, 2005, there were $89,552 in loans classified as restructured and as of June 30, 2004 there were $18,102 in loans classified as restructured.

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

Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated. However, as of June 30, 2005 the Company believes its overall allowance for loan losses is adequate based on its analysis of conditions at that time.

At June 30, 2005, the allowance for loan losses was $2.7 million, or 1.67% of period-end loans, compared with $2.4 million, or 1.59% at December 31, 2004 and $2.4 million, or 2.68% at June 30, 2004.

An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.


                                          For the Six Months    For the Year   For the Six Months
                                                Ended              Ended             Ended
                                               6/30/05           12/31/04           6/30/04
Balance beginning of year                   $    2,428,572    $    2,634,625    $    2,634,625
Charge-offs:
 Commercial                                        (20,198)         (290,000)         (290,000)
 Consumer                                          (16,738)          (63,007)             (604)
                                            --------------    --------------    --------------
                      Total charge-offs            (36,936)         (353,007)         (290,604)
                                            --------------    --------------    --------------
Recoveries:
 Commercial                                         48,109            15,416            10,695
 Consumer                                                0             1,538             1,346
                                            --------------    --------------    --------------
                       Total recoveries             48,109            16,954            12,041
                                            --------------    --------------    --------------
Net recoveries (charge-offs)                        11,173          (336,053)         (278,563)
                                            --------------    --------------    --------------
Provision charged to operations                    250,000           130,000            30,000
                                            --------------    --------------    --------------
Balance end of period                       $    2,689,745    $    2,428,572    $    2,386,062
                                            ==============    ==============    ==============
Ratio of net charge-offs/(recoveries)
 annualized to average loans                         -0.01%             0.24%             0.43%
Balance in allowance as a percentage
  of loans outstanding at period end                  1.67%             1.59%             1.68%



Deposits

A comparative schedule of average deposit balances is presented in the table on page 12; period end and year- end deposit balances are presented in the following table.

                                 June 30,      Percentage    December 31,    Percentage     June 30,       Percentage
                                   2005         of Total         2004         of Total        2004          of Total
                             ---------------    -------    ---------------    -------    ---------------    -------

Interest bearing
 transaction deposits        $    32,399,866      16.2%    $    34,912,205      18.0%    $    32,377,851      17.3%
Savings deposits                  72,881,168      36.4%         70,254,926      36.3%         68,092,556      36.3%
Time deposits,
 $100,000 and over                27,637,667      13.8%         25,307,661      13.1%         24,840,625      13.2%
Other time deposits               20,286,030      10.2%         18,630,846       9.6%         18,555,309       9.9%
                             ---------------    -------    ---------------    -------    ---------------    -------
Total interest bearing
  deposits                       153,204,731      76.6%        149,105,638      77.0%        143,866,341      76.7%
Demand deposits                   46,921,796      23.4%         44,557,377      23.0%         43,813,055      23.3%
                             ---------------    -------    ---------------    -------    ---------------    -------
Total deposits               $   200,126,527     100.0%    $   193,663,015     100.0%    $   187,679,396     100.0%
                             ===============    =======    ===============    =======    ===============    =======


Total deposits increased by $6.5 million, during the first six months of 2005, to $200.1 million from $193.7 million at December 31, 2004, and $187.7 million as of June 30, 2004. As of June 30, 2005, non interest demand was $46.9 million compared to $44.6 million as of December 31, 2004 showing growth of $2.4 million or 5.3% and savings deposits (including money market savings) showed growth of $2.6 million or 3.7% to $72.9 million from $70.3 million as of December 31 ,2004. Time deposits greater than $100,000 showed growth of $2.3 million or 9.2% from $25.3 million as of December 31, 2004 to $27.6 million as of June 30, 2005 and other time deposits were $20.3 million compared to $18.6 million an increase of 8.9% or 1.7 million. Interest bearing checking was the only category of deposits which showed a decrease from $34.9 million as of December 31, 2004 to $32.4 million as of June 30, 2005, a 7.2% decline or $2.5 million. This decline in interest bearing checking could be the result of customers moving funds to higher yielding deposit accounts.

With the future of interest rates uncertain the Company cannot predict how quickly rates may change on deposit accounts which could cause the net interest margin to decline, resulting in lower net income. Already the Company has seen an increase in the yield on deposits from 1.07% as of June 30, 2004 to 1.31% as of June 30, 2005, a 24 basis point increase.

Although the Company has experienced strong deposit growth this year, loan demand has far out paced deposit growth, therefore the Company has taken advantage of its ability of borrow at the Federal Home Loan Bank. These short-term borrowings are responsible for a 5 basis point increase in the yield of interest bearing liabilities or 29 basis points over the prior year, as shown on the table-Average Balance, Yields and Rates Paid, on page 12. The decision was made by management that it was more cost effective to borrow instead of paying higher rates of interest on deposits.

Risk-Based Capital

The Federal Deposit Insurance Corporation (FDIC) has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. Under current guidelines, as of June 30, 2005 the Company was required to have minimum Tier I and total risk-based capital ratios of 4% and 8% respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios of 6% and 10%, respectively.

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

The table below presents Tier 1 capital, total capital and total risk-weighted assets at June 30, 2005 along with the related risk-based capital ratio and leverage ratio.

(dollars in thousands)

   Total
Risked-based      TIER 1                      TOTAL                   Leverage
   Assets         Capital        Ratio       Capital       Ratio        Ratio
------------    -----------     --------    ----------    --------    ---------

$    198,317    $    20,724      10.45%     $   23,206       11.70%       8.99%

Off Balance Sheet Commitments

The Company's off balance sheet commitments consist of commitments to extend credit of $32.9 million and standby letters of credit of $290,000. These commitments are extended to customers in the normal course of business. The
Company also has contractual obligations consisting of operating leases for various facilities and payments to participants under the Company's supplemental executive retirement plan and deferred compensation plan.

There have been no significant changes in these contractual obligations since December 31, 2004, other than the exercise of a 5 year option on the lease for the operations center building, which increases the annual obligation by approximately $42,000.

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

Asset/Liability Management. Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits and investing in securities. Interest rate risk is the primary market risk associated with asset/liability management. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. When interest rates increase, the market value of securities held in the investment portfolio declines. Generally, this decline is offset by an increase in earnings. When interest rates decline, the market value of securities increases while earnings decrease due to the bank's asset sensitivity caused by the variable rate loans. Usually the Company is able to mitigate its risk from changes in interest rates with this balance sheet structure. At the present time, the market is experiencing an anomaly from historical norms. While short term rates have increased over the past year as a result of the Federal Open Market Committee increasing the Fed Funds target rate from 1.00% to 3.25%, the long term interest rates have actually declined from June, 2004. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin and market value of equity under changing interest environments. The Company uses simulation models to forecast earnings, net interest margin and market value of equity.

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against five interest rate scenarios. The scenarios include 100 and 200 basis point rising rate forecasts, a flat rate forecast and 100 and 200 basis point falling rate forecasts which take place within a one year time frame. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon. The Company's 2005 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from June 30, 2005 balances. The following table summarizes the effect on net interest income (NII) of +/-100 and +/-200 basis point changes in interest rates as measured against a constant rate (no change) scenario.

Interest Rate Risk Simulation of Net Interest Income as of June 30, 2005 (In thousands)

Variation from a constant rate scenario            $ Change in NII
                  +200bp                                   $  (690)
                  +100bp                                      (345)
                  -100bp                                      (211)
                  -200bp                                      (277)

The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

The primary tool used by management to measure and manage interest rate exposure is a simulation model. Use of the model to perform simulations reflecting changes in interest rates over a twelve month horizon has enabled management to develop and initiate strategies for managing exposure to interest rate risks. Management believes that both individually and in the aggregate its modeling assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not an absolutely precise calculation of exposure.

Interest Rate Sensitivity Analysis. Interest rate sensitivity is a function of the repricing characteristics of the portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest- bearing assets and liabilities are subject to change in interest rates either at replacement, repricing or maturity. Interest rate sensitivity management focuses on the maturity of assets and liabilities and their repricing during periods of changes in market interest rates. Interest rate sensitivity is measured as the difference between the volumes of assets and liabilities in the current portfolio that are subject to repricing at various time horizons. The differences are known as interest sensitivity gaps.

A positive cumulative gap may be equated to an asset sensitive position. An asset sensitive position in a rising interest rate environment will cause a bank's interest rate margin to expand. This results as floating or variable rate loans reprice more rapidly than fixed rate certificates of deposit that reprice as they mature over time. Conversely, a declining interest rate environment will cause the opposite effect. A negative cumulative gap may be equated to a liability sensitive position. A liability sensitive position in a rising interest rate environment will cause a bank's interest rate margin to contract, while a declining interest rate environment will have the opposite effect. The table above shows net interest income declining both when rates increase and when rates decline. Although the Bank is usually asset sensitive which would cause the Bank's net interest margin to expand, the negative change in net interest income shows both in rising and declining rate environments. The decline in the rising rate environment is a result of management's conservative evaluation of the pressure to increase rates on deposits, which temporarily causes the decline in the net interest margin.

The following table sets forth the dollar amounts of maturing and/or repricing assets and liabilities for various periods. This does not include the impact of prepayments or other forms of convexity caused by changing interest rates. Historically, this has been immaterial and estimates for them are not included.

The Company has more liabilities than assets repricing during the next year. Usually because the Company's asset rates change more than deposit rates, the Company's interest income will change more than the cost of funds when rates change. For the current quarter, the Company is making a more conservative assumption. Historically, the Company has been able to raise deposit rates with a lag to loan rate increases, however loan rates have remained flat and market demands are creating pressure to raise interest rates. Therefore for a period of time the Company has chosen to use the simulation to forecast deposits rates rising quite rapidly. This causes the net interest margin to shrink and net interest income to decline.

The Company controls its long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than its long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of June 30, 2005 for the Company's interest-bearing assets and interest-bearing liabilities, and the Company's interest rate sensitivity gap as a percentage of total interest- earning assets. The table shows $137.0 million in the over twelve month category, of that amount, only $43.7 million has a maturity or repricing of over 5 years, compared to demand deposits and capital of $67.5 million.

June 30, 2005                         Immediate   Up to 3      4 to 6      7 to 12     Over 12     Totals
                                       Reprice     Months      Months       Months      Months
                                      ---------   ---------   ---------   ---------   ---------   ---------
(in thousands)

Fed Funds Sold                        $       0   $       0   $       0   $       0   $       0   $       0
 Securities + IBB                             0       1,195       3,022       6,043      41,960      52,220
Loans                                    39,404       4,613       6,731      12,500      95,002     158,250
                                      ---------   ---------   ---------   ---------   ---------   ---------
     Total RSA                        $  39,404   $   5,808   $   9,753   $  18,543   $ 136,962   $ 210,470


MMDA/NOW/SAV                          $ 105,281   $       0   $       0   $       0   $       0   $ 105,281
CDs < $100k                                   0       5,542       5,476       5,476       3,793      20,287
CDs > $100k                                   0       9,793       8,283       2,071       7,491      27,638
Borrowings                                5,500           0           0           0           0       5,500
                                      ---------   ---------   ---------   ---------   ---------   ---------
     Total RSL                        $ 110,781   $  15,335   $  13,759   $   7,547   $  11,284   $ 158,706

Gap                                     (71,377)     (9,527)     (4,006)     10,996     125,678      51,764
Cumulative                              (71,377)    (80,904)    (84,910)    (73,914)     51,764

% of Assets                              -30.80%     -34.90%     -36.70%     -31.90%      22.40%


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

The Bank has only moderate market risk in investments because the average maturity in the portfolio is not very long, except for municipals, which are held to maturity. The portfolio should decline in value only about 2.1% or $1.1 million for a 1% increase in rates. The gain in value if rates fall would be somewhat less, because there are some callable bonds. Marking-to-market available for sale securities when rates change would add only modest volatility to a strong level of equity. This market risk acts to offset the interest rate risk (i.e. if rates decline and NIM is squeezed, there would be a concurrent gain in the value of securities).

For the Three Month Periods
Ended June 30, 2005 and 2004

Overview

The Company reported net income of $770,651 for the second quarter of 2005 compared with $691,593 for the second quarter of 2004. On a per share basis, net income for the three months ended June 30, 2005 equaled $.36 per share compared with $.32 per share during the same period in 2004.

Return on average total assets on an annualized basis for the three months ended June 30, 2005 and 2004 was 1.34% and 1.33%, respectively. Return on average shareholders' equity on an annualized basis for the three months ended June 30, 2005 and 2004 was 14.4% and 13.2%, respectively. The increases in the return on assets and the return on equity are a result of the strong earnings in 2005 when compared to 2004.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, adjusted to a fully taxable equivalent basis, increased $304,213 to $2.9 million for the three months ended June 30, 2005, up 11.8% from the $2.6 million in the comparable period of 2004. Net interest income on a fully taxable equivalent basis, as shown on the table Average Balances, Yields and Rates Paid on page 25, is higher than net interest income on the statements of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($99,154 in 2005 and $106,496 in 2004, based on a 34% federal income tax rate).

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin for the second quarter of 2005 decreased to 5.47% from 5.53% for the comparable period in 2004. This variance is caused by a greater increase in interest expense on interest bearing liabilities than the increase in interest income on interest earning assets.

Interest Income

Interest income for the three months ended June 30, 2005 increased by $520,104 to $3.5 million, a 17.6% increase from the $3.0 million realized during the same period in 2004.

The $520,104 increase was the result of the 26 basis point increase in the yield on earning assets to 6.60% for the three months ended June 30, 2005 from 6.34% for the same period of 2004. Contributing to this increase was the $23.8 million or 12.7% increase in average earning assets to $211.4 million for the second quarter of 2005.

Interest Expense

Total interest expense for the three months ended June 30, 2005 increased by $215,891 to $593,026 compared with $377,135 in the same period of 2004. The average rate paid on all interest-bearing liabilities for the second quarter of 2005 increased to 1.50% from 1.05% in the second quarter of 2004, and average balances for the second quarter of 2005 increased to $159.0 million from $144.9 million in the same period of 2004, a 9.7% gain.

The gain in volume of average balances was responsible for a $25,000 increase in interest expense compounded by a $191,000 increase related to higher interest rates paid for a total increase of $216,000.

Individual components of interest income and interest expense are provided in the table Average Balances, Yields and Rates Paid on page 25.

Provision for Loan Losses

The provision for loan losses was $160,000 during the second quarter of 2005 and there was a provision of $30,000 for the second quarter of 2004. The increase in the provision is the result of managements' evaluation and assessment of the loan portfolio as a result of the growth in loans.

Non-interest Income

Non-interest income of $486,592 for the second quarter of 2005 represented an increase of $95,846, or 24.5%, from the $390,746 for the comparable period in 2004. Income from service charges on deposit accounts was a major contributor to the growth in income over 2004.

Non-interest Expense

For the second quarter of 2005, non-interest expense was $1.9 million compared with $1.8 million for the same period in 2004, representing an increase of $120,834, or 6.6%. The largest increase of non interest expense was salary and benefits expense, which increased $61,051 or 5.8% to $1.12 million, compared with $1.06 million for the three months ended June 30, 2004. The increase is largely a result of normal merit increases and increases in benefits costs. The full time equivalent employees at June 30, 2005 was 52 compared with 56 at June 30, 2004.

Premises and equipment expense grew 18.2% or $38,079, to $247,719 for the second quarter of 2005 from $209,640 for the second quarter of 2004. The increase is a result of the additional costs associated with the lease of the new Finance Center location.

Other non interest expense for the three months ended June 30, 2005 increased by 3.9% to $577,651 compared to $555,947 in the same period in 2004. The largest increase is in professional fees and accruals for expense relative to Sarbanes Oxley, Section 404.

Provision for Income Taxes

The provision for income taxes increased to an effective tax rate of 34.0% in the second quarter of 2005 compared with 31.5% for the comparable period in 2004. Income taxes reported in the financial statement include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
                For the three months ended June 30, 2005 and 2004
                             (dollars in thousands)

                                                           2005                                             2004
                                                       ------------                                    ------------

ASSETS                                    Average         Income/         Yield/          Average         Income/         Yield/
                                          Balance         Expense          Rate           Balance         Expense          Rate
                                       ------------    ------------    ------------    ------------    ------------    ------------
Interest-earning assets:
Loans(2):
  Commercial                           $    107,638    $      2,000           7.45%    $     97,231    $      1,718           7.11%
  Consumer                                   19,274             352           7.33%          14,341             243           6.82%
  Real estate construction                   20,873             397           7.63%          18,944             352           7.47%
  Real estate mortgage                        8,502             143           6.75%           4,474              82           7.37%
  Tax exempt loans (1)                        2,579              53           8.24%           3,065              64           8.40%
  Leases                                         40               1          10.03%              32               2          25.15%
  Unearned loan fees                           (476)                                           (466)
                                       ------------    ------------                    ------------    ------------
         Total loans                        158,430           2,946           7.46%         137,621           2,461           7.19%
Investment securities
  Available for sale:
         Taxable                             35,037             275           3.15%          23,951             217           3.64%
  Hold to maturity:
         Taxable                                373               2           2.15%             393               2           2.05%
         Tax exempt (1)                      16,671             239           5.75%          17,133             249           5.85%
                                       ------------    ------------                    ------------    ------------
         Total investment securities         52,081             516           3.97%          41,477             468           4.54%
Federal funds sold                                0               0           0.00%           7,566              17           0.90%
FHLB Stock                                      819              15           7.35%             695               6           3.47%
Total due from banks/interest bearing            27               0           0.00%             216               4           7.45%
                                       ------------    ------------                    ------------    ------------
  Total interest-earning assets             211,357           3,477           6.60%         187,575           2,956           6.34%
                                                       ============                                    ============
Non interest-earning assets:
  Reserve for loan losses                    (2,627)                                         (2,375)
  Cash and due from banks                     7,508                                           9,841
  Premises and equipment                      1,293                                           1,379
  Other assets                               12,679                                          11,984
                                       ------------                                    ------------
                         Total assets      $230,210                                        $208,404
                                       ============                                    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits
    Interest-bearing transaction       $     33,849    $         14           0.17%    $     33,745    $         12           0.14%
    Savings deposits                         70,952             192           1.09%          67,280             105           0.63%
    Time deposits over $100,000              27,190             203           2.99%          25,153             163           2.61%
    Other time deposits                      19,812             129           2.61%          18,714              97           2.08%
                                       ------------    ------------                    ------------    ------------
      Total interest-bearing deposits       151,803             538           1.42%         144,892             377           1.05%
  Other short-term borrowings                 7,196              55           3.07%               0               0           0.00%
                                       ------------    ------------                    ------------    ------------
      Total interest-bearing liabilities    158,999    $        593           1.50%         144,892    $        377           1.05%
                                                       ============                                    ============
Non interest-bearing liabilities:
  Non interest-bearing demand deposits       45,642                                          39,151
  Other liabilities                           4,113                                           3,420
                 Shareholders' equity        21,456                                          20,941
                                       ------------                                    ------------
                Total liabilities and
                 shareholders' equity  $    230,210                                    $    208,404
                                       ============                                    ============
Interest rate spread                                                          5.10%                                           5.29%
                                                                              =====                                           =====
Interest income                                        $      3,477           6.60%                    $      2,956           6.34%
Interest expense                                                593           1.13%                             377           0.81%
                                                       ------------           -----                    ------------           -----
Net interest income/margin                             $      2,884           5.47%                    $      2,579           5.53%
                                                       ============           =====                    ============           =====



(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2005 and 2004.

(2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $89,271 and $69,465 for the three months ended June 30, 2005 and June 30, 2004, respectively, were amortized to the appropriate interest income categories.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK Information regarding Quantitative and Qualitative Disclosures about Market Risk appears on page 15 under "Investments" and on pages 20 through 22 under the caption "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Market Risk Management" and is incorporated herein by reference.

Item 4.  CONTROLS AND PROCEDURES

Our management, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the fiscal quarter covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of such period, our disclosure controls and procedures are effective to ensure that we record, process, summarize and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission's rules and regulations.

During the quarter ended June 30, 2005, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or, are reasonable likely to materially affect our internal controls over financial reporting.

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

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held the annual meeting of shareholders on May 18, 2005. The following table sets forth the proposals and outcome from the voting.

Proposal Number 1         Election of Directors; and


Nominees                  Shares Voted For              Shares Withholding
                                                      Authority/Voted Against
Suzanne Brangham             1,715,038                        13,572
Dale T. Downing              1,684,924                        43,686
Fred H. Harland              1,669,286                        59,324
Robert B. Hitchcock          1,723,436                         5,174
Gerald J. Marino             1,537,419                       191,191
Gary D. Nelson               1,655,342                        73,268
Robert J. Nicholas           1,650,019                        78,591
Angelo C. Sangiacomo         1,723,436                         5,174
J. Robert Stone              1,721,959                         6,651
Mel Switzer, Jr.             1,651,526                        77,084
Harry Weise                  1,652,412                        76,198



Proposal Number 2         Ratification of Richardson and Company

Total shares voted:       For          Against       Abstain/Broker Non-Votes
                      ----------       --------      ------------------------
                       1,636,304        71,787                20,519

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS

(a)  Exhibits

          31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
          31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
          32 Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

(b)  Reports on Form 8-K

          (i) Form 8-K filed on April 15, 2005 announcing March 31, 2005 quarter ended results.
          (ii) Form 8-K filed on July 11, 2005 announcing June 30, 2005 quarter ended results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                           SONOMA VALLEY BANCORP




Date:   August 5, 2005       /s/ Mel Switzer, Jr.
     -----------------       ---------------------------------------------------
                             Mel Switzer, Jr.
                             President and Chief Executive Officer
                             (Principal Executive Officer)




Date:  August 5, 2005        /s/ Mary Dieter Smith
     ----------------        ---------------------------------------------------
                             Mary Dieter Smith
                             Executive Vice President and
                             Chief Operating Officer and Chief Financial Officer
                             (Principal Financial and Accounting Officer)