Form 10-Q
period 2005-09-30
SONOMA VALLEY BANCORP
filed 2005-11-14
CIK 1120427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                          [X] QUARTERLY REPORT PURSUANT
                            TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE
                                   ACT OF 1934


               For the quarterly period ended: September 30, 2005


                        Commission File Number: 000-31929


                              SONOMA VALLEY BANCORP
             (Exact name of Registrant as specified in its charter)


       California                                        68-0454068
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

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

The number of shares outstanding of the registrant's Common Stock, no par value, as of November, 1, 2005 was 2,204,949.

INDEX

Part 1 Financial Information                                        Page Number


Item 1.  Financial Statements (Unaudited):

         Consolidated Balance Sheets at September 30, 2005,
         December 31, 2004 and September 30, 2004.............................3

         Consolidated Statements of Operations for the
         three months and nine months ended September 30, 2005 and 2004.......4

         Consolidated Statements of Changes in Shareholders' Equity
         for the nine months ended September 30, 2005,
         and the years ended December 31, 2004 and 2003.......................5

         Consolidated Statements of Cash Flows for the
         nine months ended September 30, 2005 and 2004........................7

         Notes to Consolidated Financial Statements...........................8

         Average Balances, Yields and Rates Paid
         for the nine months ended September 30, 2005 and 2004...............11

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................12

Item 3.  Quantitative and Qualitative Disclosure about Market Risk...........28

Item 4.  Controls and Procedures.............................................28


Part II  Other Information

Item 1.  Legal Proceedings...................................................28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........29

Item 3.  Default Upon Senior Securities......................................29

Item 4.  Submission of Matters to a Vote of Security Holders.................29

Item 5.  Other Information...................................................29

Item 6.  Exhibits............................................................29

Signatures...................................................................30

Certifications...............................................................31

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

                              FINANCIAL STATEMENTS
                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
       September 30,2005 (Unaudited) and December 31, 2004 (Audited) and
                         September 30, 2004 (Unaudited)

                                                                              September 30      December 31     September 30
ASSETS                                                                           2005              2004             2004
                                                                              ------------      -----------     ------------
Cash and due from banks                                                       $  6,172,079     $  5,471,669     $  8,292,339
Federal funds sold                                                                       0        9,840,000        1,685,000
Interest-bearing due from banks                                                     55,267           35,551           35,406
                                                                              ------------     ------------     ------------
                                          Total cash and cash equivalents        6,227,346       15,347,220       10,012,745
Investment securities available-for-sale, at fair value                         34,977,162       20,253,490       23,518,575
Investment securities held-to-maturity (fair
  value of $17,066,000, $17,842,000and
 $18,394,000, respectively)                                                     16,789,147       17,418,303       17,794,884
Loans and lease financing receivables, net                                     159,344,237      150,732,087      144,537,306
Premises and equipment, net                                                      1,250,525        1,364,879        1,369,688
Accrued interest receivable                                                      1,294,295        1,138,607        1,159,065
Cash surrender value of life insurance                                           9,147,268        8,913,136        8,851,899
Other assets                                                                     3,596,711        3,079,740        3,457,580
                                                                              ------------     ------------     ------------
                                                             Total assets     $232,626,691     $218,247,462     $210,701,742
                                                                              ============     ============     ============
LIABILITIES
Non interest-bearing demand deposits                                          $ 48,746,030     $ 44,557,377     $ 45,379,582
Interest-bearing transaction deposits                                           34,139,432       34,912,205       31,214,138
Savings and money market deposits                                               73,459,066       70,254,926       65,398,770
Time deposits, $100,000 and over                                                26,890,840       25,307,661       26,505,608
Other time deposits                                                             21,791,961       18,630,846       18,562,732
                                                                              ------------     ------------     ------------
                                                           Total deposits      205,027,329      193,663,015      187,060,830
Other borrowings                                                                   650,000                0
Accrued interest payable and other liabilities                                   4,509,919        3,903,287        3,756,149
                                                                              ------------     ------------     ------------
                                                        Total liabilities      210,187,248      197,566,302      190,816,979
SHAREHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; 2,204,949 shares at
September 30, 2005, 2,142,104 shares at December 31, 2004 and 2,142,104
shares at September 30, 2004 issued & outstanding                               16,230,507       15,528,940       15,497,836
Retained earnings                                                                6,494,016        5,295,732        4,470,003
Accumulated other comprehensive loss                                              (285,080)        (143,512)         (83,076)
                                                                              ------------     ------------     ------------
                                               Total shareholders' equity       22,439,443       20,681,160       19,884,763
                                                                              ------------     ------------     ------------
                               Total liabilities and shareholders' equity     $232,626,691     $218,247,462     $210,701,742
                                                                              ============     ============     ============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                    For the Three Months               For the Nine Months
                                                                     Ended September 30,                Ended September 30,
                                                                   2005              2004             2005              2004
                                                                ------------     ------------     ------------     ------------


INTEREST INCOME
  Loans and leases                                              $  3,060,940     $  2,600,528     $  8,727,198     $  7,232,583
  Taxable securities                                                 277,861          199,716          782,668          626,080
  Tax-exempt securities                                              155,884          167,272          472,752          493,306
  Federal funds sold                                                     332           12,663           45,792           77,231
  Dividends                                                            8,609            8,093           23,129           13,849
                                                                ------------     ------------     ------------     ------------
                                      Total interest income        3,503,626        2,988,272       10,051,539        8,443,049
INTEREST EXPENSE
  Interest-bearing transaction deposits                               14,183           13,397           42,999           37,354
  Savings and money market deposits                                  231,021          109,155          586,123          312,162
  Time deposits, $100,000 and over                                   221,459          164,582          600,855          498,011
  Other time deposits                                                151,829           97,424          387,368          296,439
  Other borrowings                                                    20,019                0           81,821                0
                                                                ------------     ------------     ------------      -----------
                                     Total interest expense          638,511          384,558        1,699,166        1,143,966
                                                                ------------     ------------     ------------     ------------
                                        NET INTEREST INCOME        2,865,115        2,603,714        8,352,373        7,299,083
  Provision for loan and lease losses                                 95,000           40,000          345,000           70,000
                                                                ------------     ------------     ------------      -----------
                                        NET INTEREST INCOME
                                        AFTER PROVISION FOR
                                             LOAN AND LEASE
                                                     LOSSES        2,770,115        2,563,714        8,007,373        7,229,083

NON-INTEREST INCOME                                                  497,931          452,131        1,443,620        1,264,243
NON-INTEREST EXPENSE
  Salaries and employee benefits                                   1,120,639        1,102,331        3,346,883        3,113,135
  Premises and equipment                                             268,641          230,840          745,665          662,949
  Other                                                              578,003          533,372        1,792,276        1,629,757
                                                                ------------     ------------     -------------    ------------
                                 Total non-interest expense        1,967,283        1,866,543        5,884,824        5,405,841
                                                                ------------     ------------     -------------    ------------
                                    Income before provision
                                           for income taxes        1,300,763        1,149,302        3,566,169        3,087,485
  Provision for income taxes                                         453,212          404,574        1,217,381        1,005,594
                                                                ------------     ------------     -------------    ------------

                                                 NET INCOME     $    847,551     $    744,728     $  2,348,788     $  2,081,891
                                                                ============     ============     ============     ============
NET INCOME PER SHARE                                            $        .39     $        .35     $       1.09     $        .97
                                                                ============     ============     ============     ============
NET INCOME PER SHARE-
ASSUMING DILUTION                                               $        .37     $        .32     $       1.02     $        .89
                                                                ============     ============     ============     ============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  For the nine months ended September 30, 2005
               (Unaudited), and the years ended December 31, 2004
                          (Audited) and 2003 (Audited)

                                                                                                     Accumulated
                                                                                                        Other
                               Comprehensive         Common  Stock                 Retained         Comprehensive
                                  Income          Shares         Amount            Earnings             Income            Total
                               -------------     ---------   -------------     --------------     -----------------  --------------
BALANCE AT
   JANUARY 1, 2003                               1,401,146   $  12,936,225     $    6,215,790     $          88,295  $   19,240,310

5% stock dividend                                   68,665       1,997,422         (1,997,422)
Fractional shares                                                                     (14,193)                              (14,193)
Redemption and retirement
  of stock                                         (38,987)       (361,296)          (729,099)                           (1,090,395)
Stock options exercised and
 related tax benefits                               26,770         489,285                                                  489,285
Net income for the year        $   2,911,007                                        2,911,007                             2,911,007
Other comprehensive loss,
  net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $45,274                       (64,735)
                               -------------
Other comprehensive loss,
  net of taxes                       (64,735)                                                               (64,735)        (64,735)
                               -------------     ---------   -------------     --------------     -----------------  --------------

Total comprehensive income     $   2,846,272
                               =============

BALANCE AT
  DECEMBER 31, 2003                              1,457,594      15,061,636          6,386,083                23,560      21,471,279

Redemption and retirement
  of stock                                            (601)         (6,218)           (11,839)                              (18,057)
Stock options exercised and
  related tax benefits                              97,494       1,786,065                                                1,786,065
Redemption of stock
  under tender offer                              (126,208)     (1,416,223)        (3,071,903)                           (4,488,126)
Cash dividend                                                                        (906,732)                             (906,732)
Stock options granted                                              103,680                                                  103,680
3 for 2 stock split                                713,825
Fractional shares                                                                      (7,498)                               (7,498)
Net income for the year        $   2,907,621                                        2,907,621                             2,907,621
Other comprehensive loss,
  net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $116,844                     (167,072)
                               -------------

Other comprehensive loss,
  net of taxes                      (167,072)                                                              (167,072)       (167,072)
                               -------------     ---------   -------------     --------------     -----------------  --------------

Total comprehensive income     $   2,740,549
                               =============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                   For the nine months ended September30, 2005
               (Unaudited), and the years ended December 31, 2004
                          (Audited) and 2003 (Audited)


                                                                                                       Accumulated
                                                                                                         Other
                                   Comprehensive            Common Stock               Retained       Comprehensive
                                      Income            Shares         Amount          Earnings           Income           Total
                                 -----------------    ---------     ------------    -------------     -------------    ------------

BALANCE AT
  DECEMBER 31, 2004                                   2,142,104     $ 15,528,940    $   5,295,732     $   (143,512)    $ 20,681,160

Redemption and retirement
  of stock                                               (5,616)         (41,165)         (72,503)                         (113,668)
Cash dividends                                                                         (1,078,001)                       (1,078,001)
Stock options granted                                                     77,760                                             77,760
Stock options exercised and
  related tax benefits                                   68,461          664,972                                            664,972
Net income for the period        $       2,348,788                                      2,348,788                         2,348,788
Other comprehensive loss,
  net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $ 99,007                           (141,568)
                                 -----------------
Other comprehensive loss,
  net of taxes                            (141,568)                                                       (141,568)        (141,568)
                                 -----------------    ---------     ------------    -------------     -------------    ------------


Total comprehensive income       $       2,207,220
                                 =================


BALANCE AT
 September 30, 2005                                   2,204,949     $ 16,230,507    $   6,494,016    $    (285,080)    $ 22,439,443
                                                      =========     ============    =============    =============     ============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              For the nine months ended September 30, 2005 and 2004

                                                                                               2005           2004
                                                                                           -----------    -----------
OPERATING ACTIVITIES

    Net income                                                                             $ 2,348,788    $ 2,081,891
    Adjustments to reconcile net income to net cash provided by operating activities:
      Provision for loan losses                                                                345,000         70,000
      Depreciation                                                                             230,659        227,462
      Gain on sale of premise and equipment                                                          0           (366)
      Gain on sale of securities                                                                (5,094)             0
      Amortization and other                                                                   124,933        105,667
      Stock options granted                                                                     77,760         72,576
      Net change in interest receivable                                                       (155,688)      (252,107)
      Net change in cash surrender value of life insurance                                    (234,132)    (1,121,299)
      Net change in other assets                                                              (417,964)       (94,540)
      Net change in interest payable and other liabilities                                     606,632        235,907
                                                                                           -----------    -----------
                                             NET CASH PROVIDED BY OPERATING ACTIVITIES       2,920,894      1,325,191
INVESTING ACTIVITIES
   Purchases of securities held-to-maturity                                                   (399,570)    (2,519,972)
   Purchases of securities available-for sale                                              (15,014,860)    (8,154,336)
   Proceeds from maturing securities held-to-maturity                                          959,500      1,201,900
   Proceeds from maturing securities available-for sale                                              0      4,550,000
   Net change in loans                                                                      (8,957,150)   (24,773,318)
   Purchases of premises and equipment                                                        (116,305)      (282,789)
                                                                                           -----------    -----------
                                                NET CASH USED FOR INVESTING ACTIVITIES     (23,528,385)   (29,978,515)
FINANCING ACTIVITIES
   Net change in demand, interest-bearing transaction and savings deposits                   6,620,020      7,896,538
   Net change in time deposits                                                               4,744,294       (950,324)
   Cash dividend paid                                                                       (1,078,001)      (906,732)
   Net change in FHLB borrowings                                                               650,000              0
   Exercise of stock options                                                                   664,972      1,786,065
   Stock repurchases                                                                          (113,668)    (4,506,183)
   Fractional shares purchased                                                                       0         (7,497)
                                                                                           -----------    -----------
                                             NET CASH PROVIDED BY FINANCING ACTIVITIES      11,487,617      3,311,867
                                                                                           -----------    -----------
                                               NET CHANGE IN CASH AND CASH EQUIVALENTS      (9,119,874)   (25,341,457)
   Cash and cash equivalents at beginning of period                                         15,347,220     35,354,202
                                                                                           -----------    -----------
                                            CASH AND CASH EQUIVALENTS AT END OF PERIOD     $ 6,227,346    $10,012,745
                                                                                           ===========    ===========
SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
   Interest                                                                                $ 1,678,070    $ 1,145,990
   Income taxes                                                                              1,273,047        115,000
Change in unrealized gains and losses
 on securities available-for-sale                                                             (240,575)      (181,212)
Change in deferred income taxes on
  unrealized holding gains and losses on securities                                             99,007         74,577

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Sonoma Valley Bancorp (the "Company") and Subsidiary at September 30, 2005 and results of operations for the three and nine months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10- K. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the operating results through December 31, 2005.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Sonoma Valley Bancorp and its wholly owned subsidiary Sonoma Valley Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Commitments

The Company has no outstanding performance letters of credit at September 30, 2005 and September 30, 2004.

Note 4 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding. The weighted average number of common shares used in computing the net income per common share for the period ending September 30, 2005 was 2,159,380 and for the period ending September 30, 2004 was 2,155,646.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding. The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending September 30, 2005 was 2,299,258 and for the period ending September 30, 2004 was 2,343,047.

Note 5 - Stock Option Accounting

The Company has a stock-based employee and director compensation plan. Prior to January 1, 2003, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock- based compensation cost is reflected in net income for stock options granted prior to January 1, 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. No options were granted in 2003. Awards under the Company's plan vest over five years. The cost related to stock-based employee compensation included in the determination of net income is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                       For the Three Months           For the Nine Months
                                                        Ended September 30             Ended September 30

                                                     2005             2004            2005             2004
                                                 ------------     ------------     -----------     -----------

    Net Income, as reported                      $    847,551     $    744,728     $ 2,348,788     $ 2,081,891
    Deduct: Total stock-based
       compensation expense determined
       under fair value based method for all
       awards, net of related tax effects                              (46,253)                       (138,759)
                                                 ------------    -------------     -----------     -----------
    Pro forma net income                         $    847,551     $    698,475     $ 2,348,788     $ 1,943,132
                                                 ============     ============     ===========     ===========

Net income per share:
    Basic - As reported                          $        .39     $        .35     $      1.09     $       .97
                                                 ============     ============     ===========     ===========
    Basic - Pro forma                            $        .39     $        .32     $      1.09     $       .90
                                                 ============     ============     ===========     ===========
    Diluted - As reported                        $        .37     $        .32     $      1.02     $       .89
                                                 ============     ============     ===========     ===========
    Diluted - Pro forma                          $        .37     $        .30     $      1.02     $       .83
                                                 ============     ============     ===========     ===========

Note 6 - Employee Benefit Plans

The Bancorp provides retirement plans to its key officers and directors. The plans are unfunded and provide for the Bancorp to pay the officers and directors specified amounts for specified periods after retirement. The amount of pension expense related to this plan, and the components of pension expense for the nine months ended September 30, 2005 and 2004 are as follows:

                                                    Directors                       Officers
                                           ---------------------------     ---------------------------
                                               2005            2004           2005             2004
                                           -----------     -----------     -----------     -----------

Service cost                               $    27,273     $    47,407     $    86,432     $   138,276
Interest cost on projected benefit              31,832          16,363          57,673          51,853
Amortization of unrecognized liability
  at transition                                 (7,126)                         11,348         (22,644)
                                           -----------     -----------     -----------     -----------
Net periodic pension cost recognized       $    51,979     $    63,770     $   155,453     $   167,485
                                           ===========     ===========     ===========     ===========

                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
              For the nine months ended September 30, 2005 and 2004

                                                                   2005                                      2004
                                                                   ----                                      ----
                                                    Average          Income/     Yield/        Average           Income/      Yield/
ASSETS                                              Balance          Expense     Rate          Balance           Expense      Rate
                                                -------------    ------------    -----     -------------    ------------     ------
Interest-earning assets:
Loans(2):
  Commercial                                    $ 107,098,464    $  5,968,483     7.45%    $  95,539,374    $  5,089,093      7.12%
  Consumer                                         18,654,492         981,252     7.03%       13,667,086         680,820      6.65%
  Real estate construction                         20,648,462       1,166,398     7.55%       18,756,143       1,084,908      7.73%
  Real estate mortgage                              9,688,980         499,248     6.89%        4,438,653         245,014      7.37%
  Tax exempt loans (1)                              2,669,420         165,242     8.28%        3,055,176         191,748      8.38%
  Leases                                               40,268           2,758     9.16%           32,775           6,195     25.25%
  Tax exempt leases (1)                                     0               0     0.00%            1,160               0      0.00%
  Unearned loan fees                                 (477,560)                                  (447,186)
                                                -------------    ------------              -------------    ------------
         Total loans                              158,322,526       8,783,381     7.42%      135,043,181       7,297,778      7.22%
Investment securities
  Available for sale:
         Taxable                                   33,163,279         774,306     3.12%       23,626,348         614,145      3.47%
         Tax exempt(1)                                      0               0     0.00%                0               0      0.00%
  Hold to maturity:
         Taxable                                      373,045           7,652     2.74%          393,102           7,598      2.58%
         Tax exempt (1)                            16,697,603         716,292     5.74%       17,154,985         747,433      5.82%
                                                -------------    ------------              -------------    ------------
         Total investment securities               50,233,927       1,498,250     3.99%       41,174,435       1,369,176      4.44%
Federal funds sold                                  2,589,245          45,791     2.36%       10,639,836          77,231      0.97%
Federal Home Loan Bank stock                          796,622          23,129     3.88%          564,053          13,849      3.28%
Total due from banks/Interest-bearing                  55,637             710     1.71%          193,904           4,337      2.99%
                                                -------------    ------------              -------------    ------------
  Total interest-earning assets                   211,997,957    $ 10,351,261     6.53%      187,615,409    $  8,762,371      6.24%
                                                                 ============                               ============
Noninterest-bearing assets:
  Reserve for loan losses                          (2,634,249)                                (2,444,198)
  Cash and due from banks                           6,680,842                                  9,651,736
  Premises and equipment                            1,302,903                                  1,363,995
  Other assets                                     12,673,007                                 12,038,029
                                                -------------                              -------------
                              Total assets      $ 230,020,460                              $ 208,224,971
                                                =============                              =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits
         Interest-bearing transaction              33,959,362    $     42,999     0.17%    $  32,923,799    $     37,355      0.15%
         Savings deposits                          74,005,285         586,122     1.06%       66,393,976         312,161      0.63%
         Time deposits over $100,000               26,812,131         600,855     3.00%       25,446,133         498,011      2.61%
         Other time deposits                       19,829,702         387,368     2.61%       18,750,433         296,439      2.11%
                                                -------------    ------------              -------------    ------------
           Total interest-bearing deposits        154,606,480       1,617,344     1.40%      143,514,341       1,143,966      1.06%
  Federal Funds purchased                                   0               0     0.00%                0               0      0.00%
  Other short term borrowings                       3,479,004          81,822     3.14%                0               0      0.00%
                                                -------------    ------------              -------------    ------------     -----
        Total interest-bearing liabilities        158,085,484    $  1,699,166     1.44%      143,514,341    $  1,143,966      1.06%
                                                                 ============                               ============
Non interest-bearing liabilities:
  Non interest-bearing demand deposits             46,256,797                                 40,293,157
  Other liabilities                                 4,107,577                                  3,467,560
                      Shareholders' equity         21,570,602                                 20,949,913
                                                -------------                              -------------
Total liabilities and shareholders' equity      $ 230,020,460                              $ 208,224,971
                                                =============                              =============
Interest rate spread                                                              5.13%                                       5.18%
                                                                                  ====                                       =====
Interest income                                                  $ 10,351,260     6.53%                     $  8,762,371      6.24%
Interest expense                                                    1,699,166     1.07%                        1,143,966      0.81%
                                                                 ------------     ----                      ------------     ------
Net interest income/margin                                       $  8,652,094     5.46%                     $  7,618,405      5.43%
                                                                 ============     ====                      ============     ======


(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2005 and 2004
(2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of $259,262 and $224,508 for the nine months ended September 30, 2005 and September 30, 2004, respectively, were amortized to the appropriate interest income categories.

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

For the Nine Month Periods
Ended September 30, 2005 and 2004

Overview

The Company reported net income of $2,348,788 as of September 30, 2005 an increase of $266,897 from $2,081,891 reported as of September 30, 2004. The increase in net income is in part a result of loan growth of 10.4% compared to the comparable period of 2004. This increase in loans contributed to the strong earnings growth. Deposits have grown 9.6% in the same period, but due to pressure to increase deposit rates this has reduced somewhat the benefit of the growth in interest income. The Banco de Sonoma Office, although still showing a year to date loss of $81,744 is on track to show profitability sooner than anticipated. On a per share basis, net income equaled $1.09 compared with $.97 per share during the same period in 2004.

Return on average total assets on an annualized basis for the nine-month period was 1.37% in 2005 and 1.34% in 2004. Return on average shareholders' equity on an annualized basis for the same periods was 14.56% and 13.27%, respectively. The higher return on equity is the result of the growth in income for the nine month period of 2005 offset by the $621,000 increase in average equity from $21.0 million in 2004 to $21.6 million in 2005.

The Company continues to experience loan and deposit growth at the Banco de Sonoma Office from $6.2 million in deposits and $653,462 in loans as of December 31, 2004 to $11.2 million in deposits and $1.8 million in loans as of September 30, 2005. For the first three or four years the costs associated with opening a new office will have a negative effect on the Company's Consolidated Income Statement. For the year 2005, it was anticipated that the additional expense will approximate $200,000, but the branch seems to be progressing better than anticipated, showing a loss of $81,744 as of September 30, 2005. The Bank's branch is offering services to the Latino community in our market place. Management identified this as a niche market which was underserved and an opportunity for potential future growth and profitability. Most of the employees at the branch are bilingual and the Bank offers full service banking. An additional product which has been added is the ability for customers to effect an immediate transfer of funds to Mexico. Management anticipates that the growth in the branch will be slow and steady and profitable within three or four years.

Total shareholders' equity increased by $1.8 million or 8.5% for the nine months ended September 30, 2005. At September 30, 2005, the Company reported net income of $2.3 million. In March the Company paid out $537,842 for cash dividends declared in February, 2005 and in August the Company paid out $540,159 for cash dividends declared in July, 2005. In 2004 stock options were granted to senior employees with a fifth of the options vesting each year over a five year period. In 2005, 13,500 options vested which increased equity by $77,760 year to date. The net income figure of $2.3 million also reflects an expense for the stock options of $77,760, therefore the net effect of the stock option transaction relative to equity was zero. Directors exercised 68,461 options which added $532,635 to the capital accounts. The tax benefit of these options was $132,337, which also increased equity. In September, 2005, the Company repurchased 5,616 shares which lowered equity by $113,668. The net effect of this activity was capital of $22,439,443 as of September 30, 2005, compared to capital of $20,681,160 as of December 31, 2004. See page 6 for detail of "Changes in Shareholder Equity."

Section 404 of the Sarbanes-Oxley Act of 2002 requires the SEC to prescribe rules requiring the establishment, maintenance and evaluation of an issuer's internal control of financial reporting. Accordingly, in the annual report for December 31, 2006, management was going to be required to include an assessment on the effectiveness of the Company's internal controls over financial reporting in accordance with standards set by the Public Company Accounting Oversight Board. On September 21, 2005, the Securities and Exchange Commission (SEC) extended for another year the deadline for non-accelerated filers to first certify compliance with Section 404. This means that the Company will not have to certify compliance until December 31, 2007, unless the Company's market cap exceeds $75 million at June 30, 2006. The Company's external independent auditors are required to attest to and report on management's assessment of internal control over financial reporting. The Company's management and staff are working diligently toward evaluating and documenting the internal control systems in order to allow management to report on, and the Company's independent auditors to attest to, the Company's internal control over financial reporting. The Company has retained the services of a consulting firm to assist management and staff with this process and to address any material weaknesses and plan accordingly to maintain adequate processes. Even so, there can be no assurances that the evaluation required by Sarbanes-Oxley will not result in the identification of significant control deficiencies or that the Company's auditors will be able to attest to the effectiveness of our internal controls over financial reporting.

RESULTS OF OPERATIONS

Net interest Income

Net interest income is the difference between total interest income and total interest expense. Net interest income, adjusted to a fully taxable equivalent basis, as shown on the table- Average Balance, Yields and Rates Paid, on page 11, is higher than net interest income on the statement of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($300,000 in 2005 and $319,000 in 2004, based on a 34% federal income tax rate).

The improvement in net interest income for the nine months ended September 30, 2005 (stated on a fully taxable equivalent basis) is a result of the net effect of a $1.6 million increase in interest income offset by an increase in interest expense of $555,000, the net effect being an increase of $1.0 million. The increase in interest income is a result of the growth in the loan portfolio and the 200 basis point increase in the prime lending rate since September, 2004.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin for 2005 increased to 5.46% from 5.43% for the same period in 2004. The increase in the net interest margin is the result of the 200 basis point increase in the prime lending rate, growth in loan volume and the transition of assets from fed funds sold to loan products.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) increased by $1.6 million to $10.4 million in the nine months of 2005, an 18.1% increase over the $8.8 million realized during the same period in 2004.

The $1.6 million increase in interest income was the result of a $1.4 million increase due to the growth in volume of average balances, together with a $183,000 increase in income related to higher interest rates paid. The yield on earning assets was 6.53% as of September, 2005 compared to 6.24% as of the same period in 2004, a 29 basis point increase. The increase is primarily the result of the $15.2 million or 10.4% growth in loans from $146.9 million as of September, 2004 to $162.1 million in 2005.

Interest Expense

Total interest expense increased by $.6 million to $1.7 million for the 2005 period ending September compared to $1.1 million during the same period of 2004. The average rate paid on all interest-bearing liabilities increased from 1.06% in 2004 to 1.44% in 2005, a 38 basis point increase. Average balances increased from $143.5 million to $158.1 million, a 10.2% gain in earning liabilities. Of the increase in average interest bearing liabilities, $3.5 million was borrowings at the Federal Home Loan Bank. The Company continues to experience stronger loan growth than deposit growth, so the Company determined it is more cost effective to satisfy its liquidity needs by borrowing at the Federal Home Loan Bank.

The gain in volume of average balances was responsible for a $81,000 increase in interest expense and the higher rates paid were responsible for a $474,000 increase in interest expense resulting in higher interest expense of $555,000.

Individual components of interest income and interest expense are provided in the table-Average Balances, Yields and Rates Paid on page 11.

Provision for Loan Losses

The provision for loan losses charged to operations as of September 30, 2005 was $345,000 compared to $70,000 for the same period of 2004. The provision for loan losses charged to operations is based on the Company's monthly evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding. The Company has experienced strong loan growth during the first nine months of 2005. Management anticipates that loan growth will slow somewhat allowing a lower charge to the provision for loan losses. There has been a regulatory focus on concentrations of commercial real estate loans among many financial institutions. The Company does have a concentration of commercial real estate loans and although they are adequately collateralized, management accounted for these loans in determining the adequacy of the provision. The provision for loan losses at year end 2004 was $130,000.

The non-accrual portfolio was less than 1% of total loans during both the nine months of 2005 and 2004. Non accrual loans were down 7.2% or $77,000 from the level of non-accrual loans as of September, 2004. Loans charged-off were $37,000 and recoveries were $51,000 for the nine months of 2005 compared with $336,000 in charge-offs and $13,000 in recoveries for the same period in 2004. See page 19 for an analysis in the changes in allowance for loan losses including charge offs and recoveries.

Non-interest Income

Non-interest income of $1.4 million increased 14.2% from the $1.3 million recorded in the comparable period in 2004. Service charges on deposit accounts increased $141,000 to $937,000 for the nine months of 2005 from $796,000 for the same period of 2004, an increase of 17.7%. Other fee income grew 15.8% or $35,000 from $222,000 in 2004 to $257,000 in 2005. Credit card merchant processing fees were largely attributable for the increase.

Non-interest Expense

Total non-interest expense increased 8.9% to $5.9 million during the nine months of 2005 from $5.4 million for the same period in 2004. Non-interest expense on an annualized basis represented 3.42% of average total assets in 2005 compared with 3.47% for the comparable period of 2004. The decline in the 2005 expense ratio reflects managements' efforts to control expenses in 2005.

The expenses for salaries and benefits increased 7.5% from $3.1 million in 2004 to $3.4 million in 2005. The $234,000 increase in 2005 is largely the result of normal merit and incentive increases and increases in employee benefits. At September 30, 2005, total full time equivalent employees were 49 compared to 56 in 2004.

Expense related to premises and equipment increased 12.5% to $746,000 in 2005 from $663,000 in 2004. The $83,000 increase in expense in 2005 is a result of additional lease expense for the new Finance Center and remodeling expense required to make it serviceable, increased expenses related to maintenance and repairs both for buildings and fixed assets, increases in property tax and increases in utility costs. The bank continues to emphasize security in its computer operations. Equipment and software are monitored and upgraded as appropriate to ensure confidentiality of customer and company data contributing to additional increases in expense. The company continues to emphasize the utilization of technology to accommodate customer and market demands.

Other operating expenses increased by 10.0% in 2005 to $1.8 million from $1.6 million in 2004. All categories of other operating expense remained level or declined from the prior year except for professional fees and operational losses and outages, which increased by 22.1% or $194,000 and 176.2% or $22,000, respectively. The growth in professional fees is predominately the result of additional accruals for expenses associated with the implementation of Sarbanes-Oxley, Rule 404, regarding internal controls over financial reporting. The delay in implementation could mitigate or spread out the ongoing expenses relative to this process.

The increase in operational losses and outages is the result of losses associated with check forgeries. The Company has a positive track record relative to operational losses and has implemented additional training and controls in an attempt to mitigate future losses.

Provision for Income Taxes

The provision for income taxes increased to an effective tax rate of 34.1% for the nine months of 2005 compared with 32.6% for the nine months of 2004. The higher effective tax rate is a reflection of the increase in taxable income when compared with income derived from tax exempt investments. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

BALANCE SHEET ANALYSIS

Investments

Investment securities were $51.8 million at September 30, 2005, a 37.4% increase from the $37.7 million at December 31, 2004 and a 25.3% increase from $41.3 million at September 30, 2004. The significant increase in the portfolio is management's attempt to generate higher earnings by moving funds from Fed Funds Sold to higher yielding investments. The Company purchases securities rated A or higher by Standard and Poor's and or Moody's Investors Service. In the event a security is downgraded, the Company will monitor the investment more closely or sell if appropriate. Local tax-exempt bonds are occasionally purchased without an A rating.

Securities are classified as held to maturity (HTM), if the Company has both the intent and the ability to hold these securities to maturity. As of September 30, 2005, the Company had securities totaling $16.8 million with a market value of $17.1 million categorized as held to maturity. Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs, pledge requirements and earnings.

Securities are classified as available for sale (AFS) if the Company intends to hold these debt securities for an indefinite period of time, but not necessarily to maturity. Investment securities which are categorized as available for sale are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity. Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy. Securities held in the available for sale category are recorded at market value, which is $35.0 million compared to an amortized cost of $35.5 million as of September 30, 2005.

There were thirty Federal Farm Credit Bank, Federal Home Loan Bank, Federal Home Loan Mortgage Corporation or Federal National Mortgage Association securities with a fair value of $29.6 million and six U.S. Treasury securities of $5.4 million in the AFS portfolio and twenty two municipal securities with a fair market value of $7.4 million in the HTM portfolio that are temporarily impaired as of September 30, 2005. Of the above, there were nineteen Federal Farm Credit Bank, Federal Home Loan Bank, Federal Home Loan Mortgage Corporation or Federal National Mortgage Association securities of $16.6 million in the AFS portfolio and seven municipal securities of $2.4 million in the HTM portfolio that have been in a continuous loss position for 12 months or more as of September 30, 2005. The primary cause of the impairment of these securities is interest rate volatility inherent in a rising rate environment which causes the market value of the security to decline. Management understood the potential market risks at the time of acquisition and determined that the benefit to the Company of the higher interest rates received more than offset the potential deterioration in value. It is the Company's intent to carry the securities to maturity date, at which time the Company will receive face value for the securities at no loss.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses are recognized in the accounts upon sale, or at such time as management determines that a permanent decline in value exists. In the opinion of management, there was no investment in securities at September 30, 2005 that constituted a material credit risk to the Company. The lower market value to amortized costs was a result of the increase in market interest rates and not an indication of lower credit quality.

Loans

The Company's loan portfolio was $162.1 million at September 30, 2005, or 79.1% of total deposits. This compares with $153.2 million, or 79.1% of total deposits, at December 31, 2004 and $146.9 million, or 78.5% of total deposits, at September 30, 2004. A comparative schedule of average loan balances is presented in the table on page 11; period-end and year-end balances are presented in the following table.




                             September 30,   Percentage   December 31,   Percentage  September 30,  Percentage
                                  2005        of Total       2004         of Total      2004         of Total
                             ------------    ----------  ------------    ----------  ------------   ----------

Commercial                   $114,451,600      70.4%     $109,324,569      71.2%     $107,850,150      73.1%
Consumer                       19,670,435      12.1%       16,249,913      10.6%       15,147,103      10.3%
Real estate construction       15,279,749       9.4%       20,291,506      13.2%       17,483,054      11.9%
Real estate mortgage           13,148,765       8.1%        7,732,177       5.0%        6,857,318       4.7%
Leases                             31,296       0.0%           47,717       0.0%           20,714       0.0%
                             ------------     -----      ------------     -----      ------------     -----
                              162,581,845     100.0%      153,645,882     100.0%      147,358,339     100.0%
                                              =====                       =====                       =====
Deferred loan fees
 and costs, net                  (450,329)                   (485,223)                   (439,618)
Allowance for loan
 and lease losses              (2,787,279)                 (2,428,572)                 (2,381,415)
                             ------------                ------------                ------------

                             $159,344,237                $150,732,087                $144,537,306
                             ============                ============                ============

Risk Elements

The majority of the Company's loan activity is with customers located within Sonoma County. Approximately 88.6% of the total loan portfolio is secured by real estate located in the Company's service area. Significant concentrations of credit risk may exist if a number of loan customers are engaged in similar activities and have similar economic characteristics. The Company believes it has policies in place to identify problem loans and to monitor concentrations of credits.

Non Performing Assets

Management classifies all loans as non-accrual loans when they become more than 90 days past due as to principal or interest, or when the timely collection of interest or principal becomes uncertain, if earlier, unless they are adequately secured and in the process of collection.

A loan remains in a non-accrual status until both principal and interest have been current for six months and meets cash flow or collateral criteria or when the loan is determined to be uncollectible and is charged off against the allowance for loan losses, or, in the case of real estate loans, is transferred to other real estate owned. A loan is classified as a restructured loan when the interest rate is materially reduced, when the term is extended beyond the original maturity date or other concessions are made by the Company because of the inability of the borrower to repay the loan under the original terms. As of September 30, 2005 there were $835,000 in restructured loans.

There were $1.0 million of non-accrual loans and no loans 90 days or more past due and still accruing at September 30, 2005. There were $1.1 million of non-accrual loans and no loans 90 days or more past due and still accruing at September 30, 2004. The decline in non- accrual loans is management's attempt to recognize and handle problems early.

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

Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated. Based on its risk management review and a review of its loan portfolio, management believes that its allowance for losses for the quarter ending September 30, 2005, is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgment. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.

At September 30, 2005, the allowance for loan losses was $2.8 million, or 1.72% of period-end loans, compared with $2.4 million, or 1.59% at December 31, 2004 and $2.4 million, or 1.62% at September 30, 2004.

An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.

                                              For the Nine           For the Year       For the Nine
                                              Months Ended              Ended            Months Ended
                                                9/30/05               12/31/04             9/30/04

Balance beginning of year                   $     2,428,572     $     2,634,625     $     2,634,625
Charge-offs:
  Commercial                                        (20,198)           (290,000)           (290,000)
  Consumer                                          (16,738)            (63,007)            (46,369)
                                            ---------------     ---------------     ---------------

                      Total charge-offs             (36,936)           (353,007)           (336,369)
Recoveries:

  Commercial                                         50,543              15,416              11,621
  Consumer                                              100               1,538               1,538
                                            ---------------     ---------------     ---------------

                       Total recoveries              50,643              16,954              13,159

Net (chargeoffs) recoveries                          13,707            (336,053)           (323,210)
Provision charged to operations                     345,000             130,000              70,000
                                            ---------------     ---------------     ---------------
Balance end of period                       $     2,787,279     $     2,428,572     $     2,381,415
                                            ===============     ===============     ===============
Ratio of net charge-offs (recoveries)
 annualized to average loans                          -0.01%               0.24%               0.32%
Balance in allowance as a percentage                   1.72%               1.59%               1.62%
  of loans outstanding at period end

Deposits

A comparative schedule of average deposit balances is presented in the table on page 11; period end and year-end deposit balances are presented in the following table.

                          September 30,     Percentage       December 31,     Percentage     September 30,       Percentage
                               2005          of Total           2004           of Total         2004              of Total
                          ------------     ------------    ------------       ----------     ------------        ----------

Interest-bearing
 transaction deposits     $ 34,139,432            16.7%     $34,912,205            18.0%      $31,214,138             16.6%
Savings deposits            73,459,066            35.8%      70,254,926            36.3%       65,398,770             35.0%
Time deposits,
$100,000
 and over                   26,890,840            13.1%      25,307,661            13.1%       26,505,608             14.2%
Other time deposits         21,791,961            10.6%      18,630,846             9.6%       18,562,732              9.9%
                          ------------          ------     ------------           -----      ------------             ----
Total interest bearing
 deposits                  156,281,299            76.2%     149,105,638            77.0%      141,681,248             75.7%
Demand deposits             48,746,030            23.8%      45,557,377            23.0%       45,379,582             24.3%
                          ------------          ------     ------------           -----      ------------            -----
Total deposits            $205,027,329           100.0%    $193,663,015           100.0%     $187,060,830            100.0%
                          ============          ======     ============           =====      ============            =====

Total deposits increased by $11.4 million, during the nine months of 2005, to $205.0 million from $193.7 million at December 31, 2004 and $187.1 million as of September 30, 2004. As of September 30, 2005, non interest demand showed the strongest growth of $4.2 million or 9.4% to $48.7 million from $44.6 million as of December 31, 2004. Savings deposits (including money market savings) showed growth of $3.2 million or 4.6% to $73.5 million from $70.3 million as of December 31 ,2004. Other time deposits were $21.8 million compared to $18.6 million an increase of 17.0% or $3.2 million and time deposits greater than $100,000 showed growth of $1.6 million or 6.3% from $25.3 million as of December 31, 2004 to $26.9 million as of September 30, 2005. Interest bearing checking was the only category of deposits which showed a decline from $34.9 million as of December 31, 2004 to $34.1 million as of September 30, 2005, a 2.2% decline or $773,000. This decline in interest bearing checking could be the result of customers moving funds to higher yielding deposit accounts.

With the future of interest rates uncertain the Company cannot predict how quickly rates may change on deposit accounts. In a rising rate environment deposit rates could increase which would cause the net interest margin to decline, resulting in lower net income. Already the Company has seen a 34 basis point increase in the yield on deposits from 1.06% as of September 30, 2004 to 1.40% for the nine months ended September 30, 2005.

Although the Company has experienced strong deposit growth this year, loan demand has exceeded expectations, therefore the Company has taken advantage of its ability of borrow at the Federal Home Loan Bank. These short-term borrowings are responsible for a 4 basis point increase in the yield of interest bearing liabilities or 38 basis points over the prior year, as shown on the table-Average Balance, Yields and Rates Paid, on page 11. The decision was made by management that it was more cost effective to borrow instead of paying higher rates of interest on long term deposits.

Risk-Based Capital

The Federal Deposit Insurance Corporation (FDIC) has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off- balance sheet exposures. Under current guidelines, as of September 30, 2005, the Company was required to have minimum Tier I and total risk-based capital ratios of 4% and 8%, respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios of 6% and 10%, respectively.

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

The table below presents Tier 1 capital, total capital and total risk-weighted assets at September 30, 2005, along with the related risk-based capital ratio and leverage ratio.

(dollars in thousands)

            Total
         Risked-based      TIER 1                 TOTAL                Leverage
            Assets        Capital     Ratio      Capital     Ratio      Ratio
         ------------     -------     -----     --------     -----     --------

         $    234,279     $21,662     10.76%    $24,183      12.01%        9.25%


Off Balance Sheet Commitments

The Company's off balance sheet commitments consist of commitments to extend credit of $38.2 million and standby letters of credit of $348,000. These commitments are extended to customers in the normal course of business. The
Company also has contractual obligations consisting of operating leases for various facilities and payments to participants under the Company's supplemental executive retirement plan and deferred compensation plan.

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

Asset/Liability Management. Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits and investing in securities. Interest rate risk is the primary market risk associated with asset/liability management. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. When interest rates increase, the market value of securities held in the investment portfolio declines. Generally, this decline is offset by an increase in earnings. When interest rates decline, the market value of securities increases while earnings decrease due to the bank's asset sensitivity caused by the variable rate loans. Usually the Company is able to mitigate its risk from changes in interest rates with this balance sheet structure. At the present time, the market is experiencing an anomaly from historical norms. While short term rates have increased over the past year as a result of the Federal Open Market Committee increasing the Fed Funds target rate from 1.00% to 3.75%, the Company has actually experienced a decline in long term interest rates from September, 2004, following the market trend. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin and market value of equity under changing interest environments. The Company uses simulation models to forecast earnings, net interest margin and market value of equity.

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against five interest rate scenarios. The scenarios include 100 and 200 basis point rising rate forecasts, a flat rate forecast and 100 and 200 basis point falling rate forecasts which take place within a one year time frame. The net interest income is measured during the year assuming a gradual change in rates over the twelve- month horizon. The Company's 2005 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from September 30, 2005 balances. The following table summarizes the effect on net interest income (NII) of +/-100 and +/-200 basis point changes in interest rates as measured against a constant rate (no change) scenario.

Interest Rate Risk Simulation of Net Interest Income as of September 30, 2005 (In thousands)

Variation from a constant rate scenario            $ Change in NII
                  +200bp                           $         (639)
                  +100bp                                     (321)
                  -100bp                                     (195)
                  -200bp                                     (403)


The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

Since the primary tool used by management to measure and manage interest rate exposure is a simulation model, use of the model to perform simulations reflecting changes in interest rates over a twelve month horizon enables management to develop and initiate strategies for managing exposure to interest rate risks. Management believes that both individually and in the aggregate its modeling assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not an absolutely precise calculation of exposure.

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

The Company has more liabilities than assets repricing during the next year. Usually because the Company's asset rates change more than deposit rates, the Company's interest income will change more than the cost of funds when rates change. For the current quarter, the Company is making a more conservative assumption. Historically, the Company has been able to raise deposit rates with a lag to loan rate increases, however loan rates have remained flat and market demands are creating pressure to raise interest rates. Therefore for a period of time the Company has chosen to use the simulation to forecast deposits rates rising quite rapidly. This causes the net interest margin to shrink and net interest income to decline in both a rising and falling rate environment.

The Company controls its long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than its long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of September 30, 2005 for the Company's interest-bearing assets and interest-bearing liabilities, and the Company's interest rate sensitivity gap as a percentage of total interest-earning assets. The table shows $138.6 million in the over twelve month category, of that amount, only $42.3 million has a maturity or repricing of over 5 years, compared to demand deposits and capital of $70.1 million.

September 30, 2005                Immediate        Up to 3         4 to 6          7 to 12        Over 12          Totals
                                   Reprice         Months          Months          Months         Months
(in thousands)                   ----------       ----------     ----------      ----------      ----------      ----------

Fed Funds Sold                   $       55       $        0     $        0      $        0      $        0      $       55
Securities + IBB                          0            2,262          3,119           6,237          40,148          51,766
Loans                                37,187            6,023          6,084          11,568          98,482         159,344
                                 ----------       ----------     ----------      ----------      ----------      ----------
     Total RSA                   $   37,242       $    8,285     $    9,203      $   17,805      $  138,630      $  211,165


MMDA/NOW/SAV                     $  108,608       $        0     $        0      $        0      $        0      $  108,608
CDs < $100k                               0            4,028          6,540           6,540           4,684          21,792
CDs > $100k                               0            5,454         13,198           3,300           4,939          26,891
Borrowings                                0              650              0               0               0             650
                                 ----------       ----------     ----------      ----------      ----------      ----------
     Total RSL                   $  108,608       $   10,132     $   19,738      $    9,840      $    9,623      $  157,941

Gap                                 (71,366)          (1,847)       (10,535)          7,965         129,007          53,224
Cumulative                          (71,366)         (73,213)       (83,748)        (75,783)         53,224

% of Assets                          -30.70%          -31.50%        -36.00%         -32.60%         22.90%


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

The Bank has only moderate market risk in investments because the average maturity in the portfolio is not very long, except for municipals, which are held to maturity. The portfolio should decline in value only about 1.9% or $1.0 million for a 1% increase in rates. The gain in value if rates fall would be somewhat less, because there are some callable bonds. Marking-to-market available for sale securities when rates change would add only modest volatility to a strong level of equity. This market risk acts to offset the interest rate risk (i.e. if rates decline and NIM is squeezed, there would be a concurrent gain in the value of securities).

For the Three Month Periods
Ended September 30, 2005 and 2004

Overview

The Company reported net income of $847,551 for the third quarter of 2005 compared with $744,728 for the third quarter of 2004. On a per share basis, net income for the three months ended September 30, 2005 equaled $.39 per share compared with $.35 per share during the same period in 2004.

Return on average total assets on an annualized basis for the three months ended September 30, 2005 was 1.45% compared to 1.40% for the same period of 2004. The increase in the return on assets is because earnings are growing faster than assets. Return on average shareholders' equity on an annualized basis for the three months ended September 30, 2005 and 2004 was 15.33% and 15.14%, respectively. The increase in the return on equity is a result of the strong growth in earnings experienced in the third quarter of 2005 when compared to 2004. Net income showed an increase of 13.8% or $102,823 from $744,728 to $847,551.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, adjusted to a fully taxable equivalent basis, increased $251,000 to $3.0 million for the three months ended September 30, 2005, from $2.7 million during the comparable period of 2004. Net interest income on a fully taxable equivalent basis, as shown on the table - Average Balances, Yields and Rates Paid on page 27, is higher than net interest income on the statements of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($98,000 in 2005 and $108,000 in 2004, based on a 34% federal income tax rate).

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin for the third quarter of 2005 declined to 5.44% from 5.62% for the comparable period in 2004. The decline in the net interest margin is the result of the pressure to raise interest rates. For the three months ended September 30, 2005, the yield on interest bearing liabilities increased 54 basis points from 1.05% for the three months of 2004 compared to 1.59% for the three months period ended September 30, 2005. Although the prime lending rate has increased 200 basis points since September 30, 2004, the long term rates in the marketplace have remained flat which has caused borrowers to want to refinance into lower yielding longer term loans. This has had some effect on the net interest margin, although the refinancing was somewhat more prevalent in earlier quarters of the year.

Interest Income

Interest income for the three months ended September 30, 2005 increased by $505,000 to $3.6 million, a 16.3% increase over the $3.1 million realized during the same period in 2004. The gain in volume of average balances was responsible for a $379,000 increase in interest income and a $126,000 increase in income was related to lower interest rates, resulting in a total increase in interest income of $505,000.

Interest Expense

Total interest expense for the three months ended September 30, 2005 increased by $254,000 to $639,000 compared with $385,000 in the same period of 2004. The average rate paid on all interest-bearing liabilities for the third quarter of 2005 increased to 1.59% from 1.05% in the third quarter of 2004, and average balances for the third quarter of 2005 increased to $159.2 million from $144.7 million in the same period of 2004, a 10.0% gain.

The gain in volume of average balances accounted for a $41,000 increase in interest expense while a $213,000 increase was related to higher interest rates paid, resulting in a $254,000 increase in interest expense for the third quarter of 2005.

Individual components of interest income and interest expense are provided in the table - Average Balances, Yields and Rates Paid on page 27.

Provision for Loan Losses

The provision for loan losses was $95,000 during the third quarter of 2005 compared to the $40,000 provision for the third quarter of 2004. The increase in the provision is the result of managements' evaluation and assessment of the loan portfolio and the loan growth the Company has experienced.

Non-interest Income

Non-interest income of $498,000 for the third quarter of 2005 represented an increase of $46,000, or 10.1%, from the $452,000 for the comparable period in 2004. Income from service charges on deposit accounts and credit card merchant income were major contributors to the growth in income over 2004.

Non-interest Expense

For the third quarter of 2005, non-interest expense was $2.0 million compared with $1.9 million for the same period in 2004, representing an increase of $100,741, or 5.4%. The largest increase of non interest expense was premises and equipment, which increased $38,000, or 16.4%, compared with the three months ended September 30, 2004. The increase in expense in 2005 is a result of additional lease expense for the new Finance Center and remodeling expense required to make it serviceable, increased expenses related to maintenance and repairs both for buildings and fixed assets, increases in property tax and increases in utility costs.

Other non interest expense for the three months ended September 30, 2005 increased 8.4% to $578,000 compared to $533,000 in the same period in 2004. All categories of other operating expense remained level or declined from the prior year except for professional fees. This is predominately the result of additional accruals for expenses associated with the implementation of Sarbanes-Oxley, Rule 404, regarding internal controls over financial reporting.

The expenses for salaries and benefits increased 1.7% from $1.10 million in 2004 to $1.12 million in 2005. The $18,000 increase in 2005 is largely the result of normal merit and incentive increases and increases in employee benefits. At September 30, 2005, total full time equivalent employees were 49 compared to 56 in 2004.

Provision for Income Taxes

The provision for income taxes decreased to an effective tax rate of 34.8% in the third quarter of 2005 compared with 35.2% for the comparable period in 2004. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
             For the three months ended September 30, 2005 and 2004

                                                                   2005                                       2004
                                                     Average          Income/       Yield/     Average        Income/         Yield/
ASSETS                                               Balance          Expense       Rate       Balance        Expense         Rate
                                                  -------------     ------------    -----   -------------   ------------      -----
Interest-earning assets:
Loans(2):
  Commercial                                      $ 109,771,367     $  2,083,419    7.53%   $ 101,190,073   $  1,811,078      7.10%
  Consumer                                           19,459,206          349,958    7.14%      14,382,185        234,110      6.46%
  Real estate construction                           18,689,755          361,262    7.67%      20,158,437        398,449      7.84%
  Real estate mortgage                               13,227,184          231,628    6.95%       6,592,958        113,383      6.82%
  Tax exempt loans (1)                                2,470,126           51,142    8.21%       3,031,016         63,895      8.36%
  Leases                                                 34,831              920   10.48%          25,010          1,337     21.21%
  Tax exempt leases (1)                                       0                0    0.00%               0              0      0.00%
  Unearned loan fees                                   (475,465)                                 (461,205)
                                                  -------------     ------------            -------------   ------------
         Total loans                                163,177,004        3,078,329    7.48%     144,918,474      2,622,252      7.18%
Investment securities
  Available for sale:
         Taxable                                     35,032,300          274,973    3.11%      23,727,566        197,141      3.30%
         Tax exempt(1)                                        0                0    0.00%               0              0      0.00%
  Hold to maturity:
         Taxable                                        368,083            2,496    2.69%         388,086          2,496      2.55%
         Tax exempt (1)                              16,571,431          236,188    5.65%      17,571,913        253,442      5.72%
                                                  -------------     ------------            -------------   ------------
         Total investment securities                 51,971,814          513,657    3.92%      41,687,565        453,079      4.31%
Federal funds sold                                       39,570              332    3.33%       3,908,302         12,662      1.29%
Federal Home Loan Bank stock                            857,852            8,609    3.98%         700,341          8,093      4.58%
Total due from banks/Interest bearing                   105,109              392    1.48%          35,320             78       .88%
                                                  -------------     ------------            -------------   ------------
  Total interest-earning assets                     216,151,349     $  3,601,319    6.61%     191,250,002   $  3,096,164      6.42%
                                                                    ============                            ============
Noninterest-bearing assets:
  Reserve for loan losses                            (2,755,188)                               (2,383,996)
  Cash and due from banks                             6,419,048                                 9,889,631
  Premises and equipment                              1,274,906                                 1,382,084
  Other assets                                       12,947,311                                12,388,286
                                                  -------------                             -------------
                                 Total assets     $ 234,037,426                             $ 212,526,007
                                                  =============                             =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits
         Interest-bearing transaction             $  33,360,612     $     14,183    0.17%   $  32,898,017   $     13,398      0.16%
         Savings deposits                            75,362,401          231,020    1.22%      68,513,150        109,154      0.63%
         Time deposits over $100,000                 27,346,281          221,459    3.21%      24,853,002        164,582      2.63%
         Other time deposits                         21,009,015          151,829    2.87%      18,446,769         97,424      2.10%
                                                  -------------     ------------            -------------   ------------
           Total interest-bearing deposits          157,078,309          618,491    1.56%     144,710,938        384,558      1.05%
  Federal Funds purchased                                     0                0    0.00%               0              0      0.00%
  Other short term borrowings                         2,118,002           20,020    3.75%               0              0      0.00%
                                                  -------------     ------------            -------------   ------------
           Total interest-bearing liabilities       159,196,311     $    638,511    1.59%     144,710,938   $    384,558      1.05%
                                                                    ============                            ============
Non interest-bearing liabilities:
  Non interest-bearing demand deposits               48,347,004                                44,528,840
  Other liabilities                                   4,375,790                                 3,608,892
                         Shareholders' equity        22,118,321                                19,677,337
                                                  -------------                             -------------
   Total liabilities and shareholders' equity     $ 234,037,426                             $ 212,526,007
                                                  =============                             =============
Interest rate spread                                                                5.02%                                     5.37%
                                                                                   =====                                     =====
Interest income                                                     $  3,601,318    6.61%                    $  3,096,164     6.42%
Interest expense                                                         638,511    1.17%                         384,558     0.80%
                                                                    ------------   -----                     ------------    -----
Net interest income/margin                                          $  2,962,807    5.44%                    $  2,711,606     5.62%
                                                                    ============   =====                     ============    =====



(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2005 and 2004
(2) Non-accrual loans have been included in loans for the purposes of the above presentation. Loan fees of $93,883 and $84,700 for the three months ended September 30, 2005 and September 30, 2004, respectively, were amortized to the appropriate interest income categories.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information regarding Quantitative and Qualitative Disclosures about Market Risk appears on page 21 through 24 under the caption "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Market Risk Management" and is incorporated herein by reference.

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

During the quarter ended September 30, 2005, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or, are reasonably likely to materially affect our internal controls over financial reporting.

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


                              (a)                    (b)                      (c)                           (d)
                                                                                                     Maximum Number (or
                                                                            Total Number of          Approximate Dollar
                                                                            Shares (or Units)        Value) of Shares (or
                           Total Number of                                  Purchased as Part        Units) that May Yet be
                           Shares (or Units        Average Price Paid       of Publicly Announced    Purchased Under the Plans
Period                     Purchased               per Share (or Unit)      Plans or Programs        or Programs
----------------           -----------------       -------------------      ----------------------   -------------------------
Month #7:                                  0       $                 0                           0   $                       0
7/1/05 - 7/31/05

Month #8:                                  0       $                 0                           0   $                       0
8/1/05 - 8/31/05

Month #9:                              5,616       $             20.24                      87,517   $                 419,837
9/1/05 - 9/30/05

Total                                  5,616       $             20.24                      87,517   $                 419,837
                           -----------------       -------------------      ----------------------   -------------------------



Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS

          Exhibits

     3.1 Sonoma Valley Bancorp Articles of Incorporation, filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-8 filed on June 5, 2001.

     3.2  Sonoma  Valley   Bancorp   By-laws,   filed  as  Exhibit  3.2  to  the
          Registrant's Registration Statement on Form S-8 filed on June 5, 2001.

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


                                          SONOMA VALLEY BANCORP
                                          Registrant



Date:   November 10, 2005                 /s/ Mel Switzer, Jr.
     ---------------------------          -------------------------------------
                                          Mel Switzer, Jr.
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)




Date:   November 10, 2005                 /s/ Mary Dieter Smith
     ---------------------------          -------------------------------------
                                          Mary Dieter Smith
                                          Executive Vice President,
                                          Chief Operating Officer and Chief
                                          Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)