Form 10-K
period 2005-12-31
SONOMA VALLEY BANCORP
filed 2006-03-29
CIK 1120427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number: 000-31929
                            -------------------------
                              SONOMA VALLEY BANCORP
               (Name of registrant at as specific in its charter)
      CALIFORNIA                                         68-0454068
      ----------                                         ----------
 (State of incorporation)                  (I.R.S. Employer Identification No.)

                              202 West Napa Street
                            Sonoma, California 95476
                                 (707) 935-3200
                                 --------------
              (Address, including zip code, and telephone number,
              including area code, of principal executive offices)
                            ------------------------
Securities to be registered under section 12(b) of the Exchange Act: None Securities to be registered under section 12(g) of the Exchange Act:

                                                 Name of each exchange
               Title of each class                on which registered
               -------------------               ---------------------
           Common Stock, No Par Value                    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ] Yes [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act. Large Accelerated Filer [ ] Accelerated Filer[ ] Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [ ] Yes [ X ] No

As of June 30, 2005, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $ 35,352,099 based on the closing sale price as reported on the Over the Counter Bulletin Board ("OTC Bulletin Board").

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                               Outstanding at March 6, 2006
              -----                               ----------------------------
   Common Stock, no par value per share                    2,250,266

                       DOCUMENTS INCORPORATE BY REFERENCE

The  information   required  by  Items  10,11,12,13  and  14  of  Part  III  are
incorporated by reference to the registrant's proxy statement, which will be filed within 120 days of the registrant's year end.

     With the exception of historical facts stated herein, the matters discussed in this Form 10-K are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operation of Sonoma Valley Bancorp's ("the Company") wholly owned subsidiary, Sonoma Valley Bank ("the Bank"), projected costs and expenses related to operations of the bank's liquidity, capital resources, and the availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this Form 10-K, the following: (i) increased competition from other banks, savings and loan associations, thrift and loan associations, finance companies, credit unions, offerors of money market funds, and other financial institutions; (ii) the risks and uncertainties relating to general economic and political conditions, both domestically and internationally, including, but not limited to, inflation, or natural disasters affecting the primary service area of the Bank or its major industries; or (iii) changes in the laws and regulations governing the Bank's activities at either the state or federal level. Readers of this Form 10-K are cautioned not to put undue reliance on "forward looking" statements which, by their nature, are uncertain as reliable indicators of future performance. Sonoma Valley Bancorp disclaims any obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

                                     PART I
ITEM 1.  BUSINESS

General

     Sonoma Valley Bancorp ("Company") was incorporated under California law on March 9, 2000 at the direction of Sonoma Valley Bank for the purpose of forming a single-bank holding company structure pursuant to a plan of reorganization. The reorganization became effective November 1, 2000, after obtaining all required regulatory approvals and permits, shares of the Company's common stock were issued to shareholders of Sonoma Valley Bank in exchange for their Sonoma Valley Bank stock. Previously, Sonoma Valley Bank filed its periodic reports and current reports under the Securities Exchange Act of 1934 with the Federal Deposit Insurance Corporation("FDIC"). Following the reorganization, periodic and current reports are now filed with the Securities and Exchange Commission ("SEC").

     The business operations of the Company continue to be conducted through its wholly-owned subsidiary, Sonoma Valley Bank ("Bank"), which began commercial lending operations on June 3, 1988. In addition to its main branch located in Sonoma, California, the Bank also operates two additional branch offices, one branch office is located in Glen Ellen, California. In March 2004, the Bank opened another branch office, Banco de Sonoma, located in Boyes Hot Springs, California. The following discussion, therefore, although presented on a consolidated basis, analyzes the financial condition and results of operations of the Bank for the twelve month period ended December 31, 2005.

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

     With the opening of our third branch office, Banco de Sonoma, in March 2004, the Bank is offering additional services to the Latino community in our market place. The Banco de Sonoma Office is predominantly staffed by bilingual officers, customer service employees and tellers. The Bank offers special money transfer services to facilitate the transfer of funds to Mexico.

     The business of the Bank is not seasonal. The Bank intends to continue with the same basic commercial banking activities it has operated with since beginning operations June 3, 1988. Retail deposit gathering activities at the branches comprise the bulk of sources for lending. The Bank has approved borrowing levels at the Federal Home Loan Bank for temporary funding needs.

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

Concentration of Credit Risk

     The majority of the Bank's loan activity is with customers located within the county of Sonoma. While the Bank has a diversified loan portfolio, approximately 89.3% of these loans are secured by real estate in its service area. This concentration for the year ending December 31, 2005 is presented below:
(in thousands of dollars)

         Secured by real estate:
         Construction/land development                $ 23,914
         Farmland                                        6,864
         1-4 family residences                          34,530
         Commercial/multi-family                        87,572

Employees

As of December 31, 2005, the Company employed 50 full-time equivalent employees.

Supervision and Regulation

     The Company is a registered bank holding company under the Bank Holding Company Act, regulated, supervised and examined by the Federal Reserve Bank ("FRB"). As such, it must file with the FRB an annual report and additional reports as the Federal Reserve Board may require. The Company is also subject to periodic examination by the Federal Reserve Board.

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

     As a California state-licensed bank, the Bank is subject to regulation, supervision and periodic examination by the California Department of Financial Institutions. The Bank is also subject to regulation, supervision, and periodic examination by the FDIC. The Bank is not a member of the Federal Reserve System, but is nevertheless subject to certain regulations of the Board of Governors of the Federal Reserve System. As a state bank, the Bank's deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $100,000 per depositor in most cases. For this protection, the Bank pays a semi-annual assessment.

     The regulations of these state and federal bank regulatory agencies govern most aspects of the Company's and the Bank's business and operations, including but not limited to, requiring the maintenance of non interest-bearing reserves on deposits, limiting the nature and amount of investments and loans which may be made, regulating the issuance of securities, restricting the payment of dividends, regulating bank expansion and bank activities, including real estate development activities. The Federal Reserve Board, the FDIC, and the California Department of Financial Institutions have broad enforcement powers over depository institutions, including the power to prohibit a bank from engaging in business practices which are considered to be unsafe or unsound, to impose substantial fines and other civil and criminal penalties, to terminate deposit insurance, and to appoint a conservator or receiver under a variety of circumstances. The Federal Reserve Board also has broad enforcement powers over bank holding companies, including the power to impose substantial fines and other civil and criminal penalties.

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

Impact of Economic Conditions and Monetary Policies

     The earnings and growth of the Bank are and will be affected by general economic conditions, both domestic and international, and by the monetary and fiscal policies of the United States Government and its agencies, particularly the FRB. One function of the FRB is to regulate the money supply and the national supply of bank credit in order to mitigate recessionary and inflationary pressures. Among the instruments of monetary policy used to implement these objects are open market transactions in United States Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirement held by depository institutions. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. However, the effect of such policies on the future business and earnings of the Bank cannot be accurately predicted.

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

     Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") intended to address corporate and accounting fraud. Sarbanes-Oxley applies to publicly reporting companies. In addition to the establishment of a new accounting oversight board, which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To maintain auditor independence, any non-audit services being provided to an audit client requires pre-approval by the Company's audit committee members. In addition, the audit partners must be rotated.

     Sarbanes-Oxley also requires the chief executive officer and the chief financial officer to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under Sarbanes-Oxley, legal counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself. Companies are required to adopt a Code of Ethics for their Financial Managers and any violators are subject to disciplinary action.

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

     Section 404 of Sarbanes-Oxley requires the SEC to prescribe rules requiring the inclusion of an internal control report in each annual report. Accordingly, in the annual report for December 31, 2007, management will be required to include a report on the effectiveness of the Company's internal controls. The Company's independent auditors are required to attest to and report on management's assessment of internal control. The Company's management and staff are working diligently toward evaluating and documenting the internal control systems in order to allow management to report on, and the Company's independent auditors to attest to, the Company's internal control over financial reporting. The Company has retained the services of a consulting firm to assist management and staff with this process. Even so, there can be no assurances that the evaluation required by Sarbanes-Oxley will not result in the identification of significant control deficiencies or that the Company's auditors will be able to attest to the effectiveness of our internal controls over financial reporting.

     Regulation W. The FRB on October 31, 2002 approved a final Regulation W that comprehensively implements sections 23A and 23B of the Federal Reserve Act. Sections 23A and 23B and Regulation W restrict loans by a depository institution to its affiliates, asset purchases by a depository institution from its affiliates, and other transactions between a depository institution and its affiliates. Regulation W unifies in one public document the FRB 's interpretations of sections 23A and 23B.

     Regulatory Capital Treatment of Equity Investments. In December of 2001 and January of 2002, the Office of the Comptroller of the Currency, the FRB and the FDIC adopted final rules governing the regulatory capital treatment of equity investments in non-financial companies held by banks, bank holding companies and financial holding companies. The new capital requirements apply symmetrically to equity investments made by banks and their holding companies in non-financial companies under the legal authorities specified in the final rules. Among others, these include the merchant banking authority granted by the Gramm-Leach-Bliley Act and the authority to invest in small business investment companies ("SBICs") granted by the Small Business Investment Act. Covered equity investments will be subject to a series of marginal Tier 1 capital charges, with the size of the charge increasing as the organization's level of concentration in equity investments increases. The highest marginal charge specified in the final rules requires a 25 percent deduction from Tier 1 capital for covered investments that aggregate more than 25 percent of an organization's Tier 1 capital. Equity investments through SBICs will be exempt from the new charges to the extent such investments, in the aggregate, do not exceed 15 percent of the banking organization's Tier 1 capital. Grandfathered investments made by state banks under section 24(f) of the Federal Deposit Insurance Act also are exempted from coverage.

     USA Patriot Act. The terrorist attacks in September, 2001, have impacted the financial services industry and led to federal legislation that attempts to address certain issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act").

     Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 ("IMLA"). IMLA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and/or other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

     Among its other  provisions,  IMLA requires each financial  institution to:
(i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. IMLA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. IMLA also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts.

     Merchant Banking Investments. The FRB and the Secretary of the Treasury in January 2001 jointly adopted a final rule governing merchant banking investments made by financial holding companies. The rule implements provisions of the Gramm-Leach-Bliley Act discussed below that permit financial holding companies to make investments as part of a bona fide securities underwriting or merchant or investment banking activity. The rule provides that a financial holding company may not, without FRB approval, directly or indirectly acquire any additional shares, assets or ownership interests or make any additional capital contribution to any company the shares, assets or ownership interests of which are held by the financial holding company subject to the rule if the aggregate carrying value of all merchant banking investments held by the financial holding company exceeds:

     |X| 30% of the Tier 1 capital of the financial holding company, or

     |X| after excluding interests in private equity funds, 20% of the Tier 1 capital of the financial holding company.

A separate final rule will establish the capital charge of merchant banking investments for the financial holding company.

     Financial Services Modernization Act of 1999. The Financial Services Modernization Act of 1999 (also known as the "Gramm-Leach-Bliley Act" after its Congressional sponsors) substantially eliminates most of the separations between banks, brokerage firms, and insurers enacted by the Glass-Steagall Act of 1933. The reform legislation permits securities firms and insurers to buy banks, and banks to underwrite insurance and securities. States retain regulatory authority over insurers. The Treasury Department's Office of the Comptroller of the Currency has authority to regulate bank subsidiaries that underwrite securities and the Federal Reserve has authority over bank affiliates for activities such as insurance underwriting and real-estate development.

     The U.S. federal bank regulatory agencies' risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the "Basel Committee"). The Basel Committee is a committee of central banks and bank supervisors from the major industrialized countries that develops broad policy guidelines that each country's supervisors can use to determine the supervisory policies they apply. In January 2001, the Basel Committee on Banking Supervision issued a proposal for a "New Capital Accord". The New Capital Accord incorporates a three-part framework of minimum capital requirements, supervisory review of an institution's capital adequacy and internal assessment process, and market discipline through effective disclosure to encourage safe and sound banking practices. To remain a financial holding company, a company must remain "well capitalized" and "well managed". "Well managed" means that at their most recent examination the bank received a satisfactory composite rating and at least a satisfactory rating for management. The federal banking agencies are required to take "prompt corrective action" in respect of depository institutions and their bank holding companies that do not meet minimum capital requirements. FDIC established five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". A depository institution's capital tier, or that of its bank holding company, depends upon where its capital levels are in relation to various relevant capital measures, including a risk-based capital measure and a leverage ratio capital measure, and certain other factors. As of December 31, 2005, the Company and Bank are "well capitalized" and "well managed".

     Under the regulations adopted by the federal banking agencies, a bank holding company is "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized" depository institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank rated a composite 1 under the Uniform Financial Institution Rating System, "CAMELS rating", established by the Federal Financial Institution Examinations Council). A company is considered (i) "undercapitalized" if it has (A) a total risk-based capital ratio of less than 8%, (B) a Tier 1 risk-based capital ratio of less than 4% or (C) a leverage ratio of less than 4% (or 3% in the case of an institution with a CAMELS rating of 1), (ii) "significantly undercapitalized" if it has (A) a total risk-based capital ratio of less than 6%, or (B) a Tier 1 risk-based capital ratio of less than 3% or (C) a leverage ratio of less than 3% and (iii) "critically undercapitalized" if it has a ratio of tangible equity to total assets equal to or less than 2%. An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating.

Accounting Pronouncements

Other-Than-Temporary Impairment of Certain Investments

     In June 2004, the Financial Accounting Standards Board ("FASB") ratified Emerging Issues Task Force ("EITF") Issue 03-1, The Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1"). EITF 03-1 includes additional guidance for evaluating and recording impairment losses on debt and equity investments, as well as disclosure requirements for investments that are deemed to be temporarily impaired. The proposed guidance indicates that an investor must have the intent and ability to hold an investment until a forecasted recovery of the fair value up to or beyond the cost of the investment in order to determine that any impairment is temporary. In November 2005, the FASB rescinded EITF Issue 03-1 and has issued FASB Staff Position 115-1 that addresses the determination of when an investment is considered impaired, whether such impairment is other than temporary and the measurement of an impairment loss. The impairment disclosures required by FASB Staff Postion 115-1 are included in Note C.

Share-Based Payments

     In December 2004 the FASB issued Statement Number 123 (revised 2004) ("FAS 123 (R)"), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. The implementation of this SFAS will have no impact on the Company since the Company recorded compensation expense for stock options granted after January 1, 2003 and there are no remaining requisite services for stock options granted prior to January 1, 2003.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

     In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer ("SOP"). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It also includes such loans acquired in purchase business combinations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted and requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield, loss accrual, or valuation allowance.

     This SOP prohibits "carrying over" or creation of valuation allowances in the initial accounting for loans acquired in a transfer that are within its scope. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

     This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. In management's opinion, the adoption of this pronouncement will not have a material impact on the Company's financial position or results of operations.

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

         A. Average balance sheets                                            31
         B. Analysis of net interest earnings                                 31
         C. Rate/volume analysis                                              32

II.      Investment Portfolio

         A. Book value (Amortized Cost) of investments                        59
         B. Weighted average yield and maturity                31, 36, 43 and 59
         C. Securities of issuer exceeding
                  ten percent of equity                                     None

III.     Loan Portfolio

         A. Types of loans                                             31 and 61
         B. Maturities and sensitivities of loans
                   to change in interest rates                         43 and 62
         C. Risk elements

                  1. Non-accrual, past due,
                           and restructured loans                      37 and 61
                  2. Potential problem loans                                None
                  3. Foreign outstandings                                   None
                  4. Loan concentrations                               36 and 61

         D. Other Interest-Bearing Assets                                   None

IV. Summary of Loan Loss Experience                                    38 and 62

V.  Deposits

         A. Average balances and average rates paid                           31
         B. Other categories of deposits                                    None
         C. Foreign outstandings                                            None
         D. Maturity of time deposits greater than $100,000                   43
         E. Maturity of foreign time deposits greater than $100,000         None

VI. Return on Equity and Assets                                               28

VII. Short-term Borrowings:                                                 None

ITEM 1A. RISK FACTORS.

     An investment in the Company's common stock is subject to risks inherent to the Company's business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company's business operations. This report is qualified in its entirety by these risk factors.

     If any of the following risks actually occur, the Company's financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company's common stock could decline significantly, and you could lose all or part of your investment.

Risks Related to the Company's Business

The Company is Subject to Interest Rate Risk

     The Company's earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company's control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company's ability to originate loans and obtain deposits, (ii) the fair value of the Company's financial assets and liabilities, and (iii) the average duration of the Company's mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company's net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

     Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company's results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company's financial condition and results of operations. See Management's Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company's management of interest rate risk.

The Company is Subject to Lending Risk

     There are inherent risks associated with the Company's lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates as well as those across the State of California and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company.

     As of December 31, 2005, approximately 89.3% of the Company's loan portfolio is directly or indirectly secured by real property. Because the
Company's loan portfolio contains a significant number of construction, commercial and residential real estate loans, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company's financial condition and results of operations. See Management's Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, construction and commercial real estate loans.

The Company's Allowance for Possible Loan Losses may be Insufficient

     The Company maintains an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management's best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management's continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company's control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies periodically review the Company's allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for possible loan losses; the Company will need additional provisions to increase the allowance for possible loan losses. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company's financial condition and results of operations. See Management's Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company's process for determining the appropriate level of the allowance for possible loan losses.

The Company is Subject to Environmental Liability Risk Associated with Lending Activities

     A significant portion of the Company's loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property's value or limit the Company's ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company's exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company's financial condition and results of operations.

The Company's Profitability Depends Significantly on Economic Conditions in the State of California

     The Company's success depends primarily on the general economic conditions of the State of California and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in Sonoma and its immediate surrounding towns (the "Sonoma Valley"). The local economic conditions in these areas have a significant impact on the demand for the Company's products and services as well as the ability of the Company's customers to repay loans, the value of the collateral securing loans and the stability of the Company's deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company's financial condition and results of operations.

The Company Operates in a Highly Competitive Industry and Market Area

     The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets the Company operates. Additionally, various out-of-state banks have begun to enter or have announced plans to enter the market areas in which the Company currently operates. The Company also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company's competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can.

     The Company's ability to compete successfully depends on a number of factors, including, among other things:

|X| The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.
|X|  The ability to expand the Company's market position.
|X| The scope, relevance and pricing of products and services offered to meet customer needs and demands.
|X| The rate at which the Company introduces new products and services relative to its competitors.
|X|  Customer satisfaction with the Company's level of service.
|X|  Industry and general economic trends.

     Failure to perform in any of these areas could significantly weaken the Company's competitive position, which could adversely affect the Company's growth and profitability, which, in turn, could have a material adverse effect on the Company's financial condition and results of operations.

The Company is Subject to Extensive Government Regulation and Supervision

     The Company, through its subsidiary Sonoma Valley Bank, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Company's lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company's business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned " Supervision and Regulation" in Item 1.

The Company's Controls and Procedures may fail or be Circumvented

     Management regularly reviews and updates the Company's internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company's business, results of operations and financial condition.

New Lines of Business or new Products and Services may Subject the Company to Additional Risks

     From time to time, the Company may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company's system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company may not be able to Attract and Retain Skilled People

     The Company's success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Company can be intense and the Company may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Company's key personnel could have a material adverse impact on the Company's business because of their skills, knowledge of the Company's market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

The Company's Information Systems may Experience an Interruption or Breach in Security

     The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company's customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company's information systems could damage the Company's reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company's financial condition and results of operations.

The Company Continually Encounters Technological Change

     The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company's future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company's operations. Many of the Company's competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company's business and, in turn, the Company's financial condition and results of operations.

The Company is Subject to Claims and Litigation Pertaining to Fiduciary Responsibility

     From time to time, customers make claims and take legal action pertaining to the Company's performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Company's performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company's business, which, in turn, could have a material adverse effect on the Company's financial condition and results of operations.

Severe Weather, Natural Disasters, Acts of War or Terrorism and Other External Events Could Significantly Impact the Company's Business

     Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Company's ability to conduct business. Such events could affect the stability of the Company's deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Company's business, which, in turn, could have a material adverse effect on the Company's financial condition and results of operations.

Risks Associated with the Company's Common Stock

The Company's Stock Price can be Volatile

     Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Company's stock price can fluctuate significantly in response to a variety of factors including, among other things:

     |X| Actual or anticipated variations in quarterly results of operations. |X| Recommendations by securities analysts.
     |X| Operating and stock price performance of other companies that investors deem comparable to the Company.
     |X| News reports relating to trends, concerns and other issues in the financial services industry.
     |X| Perceptions in the marketplace regarding the Company and/or its competitors.
     |X|  New technology used, or services offered, by competitors.
     |X| Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors.
     |X| Failure to integrate acquisitions or realize anticipated benefits from acquisitions.
     |X|  Changes in government regulations.
     |X| Geopolitical conditions such as acts or threats of terrorism or military conflicts.

     General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Company's stock price to decrease regardless of operating results.

The Trading Volume in the Company's Common Stock is Less than that of Other Larger Financial Services Companies

     Although the Company's common stock is listed for trading on the OTC Bulletin Board, the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company's common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company's common stock, significant sales of the Company's common stock, or the expectation of these sales, could cause the Company's stock price to fall.

An Investment in the Company's Common Stock is not an Insured Deposit

     The Company's common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company's common stock is inherently risky for the reasons described in this "Risk Factors" section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Company's common stock, you may lose some or all of your investment.

Risks Associated with the Company's Industry

The Earnings of Financial Services Companies are Significantly Affected by General Business and Economic Conditions

     The Company's operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which the Company operates, all of which are beyond the Company's control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Company's products and services, among other things, any of which could have a material adverse impact on the Company's financial condition and results of operations.

Financial Services Companies Depend on the Accuracy and Completeness of Information About Customers and Counterparties

     In deciding whether to extend credit or enter into other transactions, the Company may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Company may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on the Company's business and, in turn, the Company's financial condition and results of operations.

Consumers may Decide not to use Banks to Complete Their Financial Transactions

     Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as "disintermediation," could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES

The Company is headquartered in Sonoma, California. At the present time the Company's Bank has three branch offices.

     The Sonoma Branch is located at 202 W. Napa Street, Sonoma. The building contains approximately 6800 square feet and has been subleased on a long-term basis (the initial term expires in 2009, with option to extend for two additional five-year terms). The office is considered by management to be well maintained and adequate for the purpose intended. Lease payments made in 2005 totaled $243,337 compared to the $233,978 paid in 2004. The lease provides for future annual rents to be adjusted for changes in the Consumer Price Index ("CPI"), with a minimum annual increase of 4%, effective each March 1st.

     The Glen Ellen Branch is located at 13751 Arnold Drive, Glen Ellen. The facility is 525 square feet. The facility is leased for a five year term expiring in 2008 with the option to extend for two additional five year terms. Lease payments made in 2005 totaled $14,140 compared to $13,596 in 2004. The lease provides for future annual rents to be adjusted for changes in the CPI, with a minimum annual increase of 4% effective April 1st of each year.

     The Banco de Sonoma Branch, which opened in March 2004, is located at 18615 Sonoma Hwy, Suite 108, Boyes Hot Springs, California. The facility is 1200 square feet. The facility is leased for a five year term expiring in 2009 with options to extend for two additional five year terms. Lease payments in 2005 totaled $19,704 compared to $18,630 in 2004. The lease provides for future annual rents to be adjusted for changes in the CPI effective February 1st of each year.

     In July 1995, the Bank entered into a lease for the building located at 463 Second Street West (the "Operations Center"). The building contains approximately 2400 square feet and has been leased on a long term basis to coincide with the Sonoma Branch lease. The initial term and the first option expired in 2000 and 2005, respectively. The lease provides for an additional option to extend for two additional five year terms and one additional four year term. Lease payments made in 2005 totaled $39,199 compared with the $38,016 paid in 2004. The lease provides for future annual rents to be adjusted for changes in the CPI effective each July 1st.

     In September 1997, the Bank purchased the building and land at 472 Second St. West. The building contains approximately 1013 square feet. The Bank paid $246,943 for the property. At present the Bank is utilizing the parking area for additional parking for Bank employees and until February 2005, the Bank had been renting out the building premises. At the present time, the Bank is currently evaluating how to utilize the additional space to accommodate additional growth or generate additional income. Rental income in 2005 was $1,519 compared to $18,051 in 2004.

     In March 2005, the Bank entered into a lease for the building located at 453 Second Street West (the "Finance Center"). The building contains approximately 1200 square feet. The facility is leased for a five year term expiring in February 2010 with the option to renew for two additional five year terms. Lease payments paid in 2005 totaled $16,000. The lease provides for future annual rents to be adjusted for changes in the CPI effective March 15th of each year.

ITEM 3.  LEGAL PROCEEDINGS

     In the normal course of operations, the Company and/or its Bank may have disagreements or disputes with vendors, borrowers, or employees, which may or may not result in litigation. These disputes are seen by the Company's management as a normal part of business. There are no pending actions reported and no threatened actions that management believes would have a significant material impact on the Company's financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to security holders during the fourth quarter of its last fiscal year ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Company's common stock is quoted on the OTC Bulletin Board under the symbol "SBNK". The Company is not listed on any exchange or on the National Association of Securities Dealers Automated Quotation System ("NASDAQ").

Several brokers act as facilitators in the trades of the Company's stock. They are:

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
Fax (212) 493-6643                          Fax (707) 537-3553

Edward Jones                                Hoefer & Arnett
515 First Street East                       555 Market Street, 18th Floor
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
                                            Fax (909) 585-7220
                                            Tnorlander@seidlercos.com

Hill, Thompson, Magid & Co., Inc.
15 Exchange Place, Suite 800
Jersey City, NJ 07302
Lisa Lee
866-291-6316 or 201-369-2908
Fax 201-395-0624
Lisa.lee@hillthompson.com
                                       22

     The table below summarizes those trades of the common stock as reported by OTC Bulletin Board, setting forth the high and low prices for the periods shown. The stock prices have been adjusted for stock dividends and stock splits. These over the counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended:                  High           Low
                            ----------     ----------

     December 31, 2005      $    23.00     $    20.25
     September 30, 2005          23.20          20.18
     June 30, 2005               22.00          19.15
     March 31, 2005              25.50          21.10

     December 31, 2004      $    30.00     $    22.00
     September 30, 2004          25.00          20.67
     June 30, 2004               24.00          22.33
     March 31, 2004              24.67          20.00

     As of March 8, 2006 there were 1,052 registered holders of the Company's common stock, in addition to an unknown number of holders whose shares of common stock are held in street name.

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

     The Company paid cash dividends of $0.25 per share to shareholders of record as of March 1, 2004 with payment made on March 15, 2004, $.25 per share to shareholders of record as of August 6, 2004 with payment made on August 26, 2004, $.25 per share to shareholders of record as of March 1, 2005 with payment made on March 15, 2005, $.25 per share to shareholders of record as of August 1, 2005 with payment made on August 15, 2005 and $.25 per share to shareholders of record as of March 1, 2006 with payment made on March 15, 2006. The Board of Directors of the Company (the "Board") is currently reviewing our strategic plan to utilize our capital assets in order to enhance shareholder value. One of the initiatives includes review of the declaration of future cash dividends. No plan has yet been finalized.

     Historically, the Company and the Bank (prior to the formation of the Holding Company) have declared ten stock dividends of 5% each, two stock dividends of 10% in May 1996 and June 1997, a 2 for 1 stock split in March 1998, a 3 for 2 stock split in July 2004 and five cash dividends in February 2004, July 2004, February 2005, July 2005 and February 2006 as detailed below:


  Dividends Paid by the Bank

    Date Declared             Record Date                 Date Paid                     Dividend Paid

    May 13, 1992              May 31, 1992                June 15, 1992               5% Stock Dividend
    June 26, 1993             July 15, 1993               July 31, 1993               5% Stock Dividend
    July 20, 1994             August 1, 1994              August 15, 1994             5% Stock Dividend
    January 18, 1995          February 5, 1995            February 20, 1995           5% Stock Dividend
    August 16, 1995           September 11, 1995          September 29, 1995          5% Stock Dividend
    May 22, 1996              June 14, 1996               June 28, 1996               10% Stock Dividend
    June 18, 1997             July 15, 1997               August 1, 1997              10% Stock Dividend
    March 18, 1998            April 15, 1998              April 30, 1998              2 for 1 Stock Split
    July 21, 1999             August 16, 1999             August 31, 1999             5% Stock Dividend
    August 16, 2000           September 8, 2000           September 25, 2000          5% Stock Dividend

  Dividends Paid by the Company

    Date Declared             Record Date                 Date Paid                     Dividend Paid

    July 18, 2001             August 3, 2001              August 17, 2001             5% Stock Dividend
    June 17, 2002             July 2, 2002                July 16, 2002               5% Stock Dividend
    June 18, 2003             July 2, 2003                July 16, 2003               5% Stock Dividend
    February 18, 2004         March 1, 2004               March 15, 2004              $.25 Cash Dividend
    July 21, 2004             August 6, 2004              August 26, 2004             3 for 2 Stock Split &
                                                                                      $.25 Cash Dividend
    February 16, 2005         March 1, 2005               March 15, 2005              $.25 Cash Dividend
    July 20, 2005             August 1, 2005              August 15, 2005             $.25 Cash Dividend
    February 15, 2006         March 1, 2006               March 15, 2006              $.25 Cash Dividend

     The following chart summarizes the Company repurchases of the Company's common stock during the fiscal year ended December 31, 2005.


                  (a)                          (b)                     (c)                           (d)
                                                                                                Maximum Number
                                                                                               (or Approximate
                                                                   Total Number of              Dollar Value) of
                                                                   Shares (or Units)           Shares (or Units)
                                                                   Purchased as Part            that May Yet be
              Total Number of                                         of Publicly               Purchased Under
              Shares (or Units)             Average Price paid     Announced Plans or             the Plans or
Period           Purchased                  per Share (or Unit)        Programs                     Programs
-----------------------------------------------------------------------------------------------------------------
 9/1/05- 9/30/05   5,616                    $20.24                 5,616                          $419,832
10/1/05-10/31/05       0                    $ 0.00                     0                          $419,832
11/1/05-11/30/05       0                    $ 0.00                     0                          $419,832
12/1/05-12/31/05       0                    $ 0.00                     0                          $419,832
------------------------------------------------------------------------------------------------------------------
Total              5,616                    $20.24                 5,616

ITEM 6.  SELECTED FINANCIAL DATA

                              SONOMA VALLEY BANCORP
                      Selected Consolidated Financial Data
                       dollars in thousands, except share
                               and per share data

                              For the years ended:


                                        2005          2004          2003          2002          2001          2000
                                     ----------    ----------    ----------    ----------    ----------    ----------

RESULTS OF OPERATIONS:
       Net interest income           $   11,300    $   10,004    $    8,906    $    8,633    $    8,236    $    7,870
       Provision for loan losses           (360)         (130)          (20)         (393)         (342)         (335)
       Non-interest income                1,968         1,710         1,715         1,641         1,309           893
       Non-interest expense              (7,848)       (7,225)       (6,244)       (5,862)       (5,224)       (5,061)
       Provision for income tax          (1,711)       (1,451)       (1,446)       (1,275)       (1,379)       (1,160)
                                     ----------    ----------    ----------    ----------    ----------    ----------
       Net Income                    $    3,349    $    2,908    $    2,911    $    2,744    $    2,600    $    2,207
                                     ==========    ==========    ==========    ==========    ==========    ==========
SELECTED AVERAGE BALANCES:
       Assets                        $  232,543    $  210,883    $  195,177    $  164,200    $  147,807    $  135,924
       Loans, net of unearned           160,655       139,395       123,044       116,867       100,605        86,547
       Deposits                         203,341       186,496       171,620       143,228       129,534       120,135
       Shareholders' equity              21,935        20,799        20,232        17,964        15,121        12,984
PER SHARE DATA:
       Basic net income              $     1.54    $     1.35    $     1.34    $     1.26    $     1.18    $     1.00
       Fully diluted net income      $     1.45    $     1.25    $     1.23    $     1.16    $     1.10    $      .96
       Period end book value         $    10.63    $     9.65    $     9.89    $     8.81    $     7.64    $     6.52
       Weighted average shares
          outstanding                 2,170,866     2,148,558     2,165,066     2,176,386     2,209,727     2,220,605
FINANCIAL RATIOS:
       Return on average assets            1.44%         1.38%         1.49%         1.67%         1.76%         1.62%
       Return on average
          shareholders' equity            15.27%        13.98%        14.39%        15.27%        17.19%        17.00%
       Net yield on earning
          assets                           5.46%         5.48%         5.24%         6.06%         6.25%         6.49%
       Efficiency ratio                   57.44%        59.52%        56.95%        55.07%        52.72%        55.06%
       Average shareholders'
          equity to average assets         9.43%         9.86%        10.37%        10.94%        10.23%         9.55%
CAPITAL RATIOS:
       Risk-based capital:
       Tier I                             10.68%        10.77%        12.81%        12.31%        11.81%        12.78%
       Total                              11.93%        12.02%        14.07%        13.57%        13.07%        14.04%
       Leverage ratio                      9.61%         9.51%        10.50%        10.62%        10.38%        10.11%
CREDIT QUALITY:
       Net charge-offs to
          average loans                    0.01%         0.24%         0.14%         0.02%         0.05%        -0.04%
       Allowance for possible
          loan losses to period
          end loans                        1.62%         1.59%         2.15%         2.17%         2.25%         2.29%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Year Ended December 31, 2005 versus December 31, 2004

     The business operations of the Company continue to be conducted through the Bank, its wholly-owned subsidiary, which began commercial lending operations on June 3, 1988. Accordingly, the following discussion and analysis of the financial condition and the results of operations should be read in conjunction with the financial statements and notes included elsewhere in this annual report. Per share amounts for prior years have been adjusted for the Company's 3 for 2 stock split declared July 2004 and 5% stock dividends declared in June 2003, June 2002, July 2001, August 2000 and July 1999. The continued growth and success of the company is dependent upon a stable economy, an increasing deposit base in the Sonoma Valley and economically viable technology to enhance customer service. Expansion of services in the Sonoma Valley such as the opening of a new branch, the placement of a remote ATM in the local hospital, and the deployment of wire transfer services through an international network are some of the strategies contributing to successful performance. It is management's opinion that community banking will continue to prosper, by providing useful services in niche markets, in spite of the consolidation taking place in the industry.

Critical Accounting Policies

     The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company's most significant accounting policies is contained on page 54, in Note A to the consolidated financial statements. The Company considers its most critical accounting policies to consist of the allowance for loan and lease losses and the estimation of fair value, which are separately discussed below.

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

     Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the conditions of the various markets in which collateral may be sold may all affect the required level of the allowance for loan and lease losses and the associated provision for loan and lease losses. Estimation of Fair Value. Accounting principles generally accepted in the United States require that certain assets and liabilities be carried on the Consolidated Balance Sheet at fair value or at the lower of cost or fair value. Furthermore, the fair value of financial instruments is required to be disclosed as a part of the notes to the consolidated financial statements for other assets and liabilities (see Note R, page 78). Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, the shape of yield curves and the credit worthiness of counterparties.

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

Overview

     The Company reported net income of $3,348,529 for the year ending December 31, 2005 an increase of $440,908 over $2,907,621 for the year ending December 31, 2004. The increase in net income in 2005 is a result of loan growth of 11.8% over loans at year end of 2004. Deposits have grown 11.4% over 2004, but pressure to increase deposit rates has reduced the benefit of the growth in interest income. The Banco de Sonoma Office, although still showing a year to date loss of $94,027, is on track to show profitability sooner than anticipated. On a per share basis, net income equaled $1.54 in 2005 compared with $1.35 per share in 2004.

     Return on average total assets for 2005, 2004 and 2003 was 1.44%, 1.38% and 1.49%, respectively. Return on average shareholders' equity increased to 15.27% in 2005 compared to 13.98% in 2004. The increase in the return on average assets is a result of the 15.2% growth in net income compared to 10.3% growth in average assets. The higher return on equity is the result of the increase in income during 2005 offset by the $1.1 million increase in average equity from $20.8 million in 2004 to $21.9 million in 2005.

     While the Company has enjoyed strong earning over the last three years, in 2005, the Company's growth in earnings has exceeded both the growth in average assets and average equity. Income at year end 2005 is higher than 2004 due to the increase in loan volume which generated strong earnings in spite of the two basis point decline in the net interest margin (see the table- Average
Balances/Yields and Rates Paid on page 31) supplemented by the growth in non interest income.

     The Company continues to experience loan and deposit growth at the Banco de Sonoma Office from $6.2 million in deposits and $653,462 in loans as of December 31, 2004 to $11.6 million in deposits and $2.7 million in loans as of December 31, 2005. It is anticipated that for the first three or four years the costs associated with opening a new office will have a negative effect on the Company's Consolidated Statement of Operations. For the year 2005, it was anticipated that the additional expense would approximate $200,000, but the branch seems to be progressing better than anticipated, showing a loss of $94,027 as of December 31, 2005. The Banco de Sonoma Office is offering services to the Latino community in our market place. Management identified this as a niche market which was underserved and an opportunity for potential future growth and profitability. Most of the employees at the branch are bilingual and the Bank offers full service banking. An additional product, which has been added, is the ability for customers to effect an immediate transfer of funds to Mexico. Management anticipates that the growth in the office will be slow and steady and profitable within two or three years.

     Total shareholders' equity increased by $2.8 million or 13.3% at year end 2005. At December 31, 2005, the Company reported net income of $3.3 million. In March the Company paid out $537,842 for cash dividends declared in February 2005 and in August the Company paid out $540,159 for cash dividends declared in July 2005. In 2004 stock options were granted to senior employees with a fifth of the options vesting each year over a five year period. In 2005, 13,500 options vested which increased equity by $103,680 at year end. The net income figure of $3.3 million also reflects an expense for the stock options of $103,680, therefore the net effect of the stock option transaction relative to equity was zero. Directors exercised 68,461 options which added $532,635 to the capital accounts. The tax benefit of these options was $132,337, which also increased equity. In September 2005, the Company repurchased 5,616 shares which lowered equity by $113,668. The net effect of this activity was capital of $23,439,793 as of December 31, 2005, compared to capital of $20,681,160 as of December 31, 2004. See page 51 for detail of changes in shareholders' equity.

     At December 31, 2005, total assets were $244.1 million, an 11.8% increase over the $218.2 million at December 31, 2004. The Company showed loans of $171.2 million in 2005, compared with $153.2 million at year-end 2004, an increase of 11.8%. Deposits increased, growing 11.4%, from $193.7 million at year-end 2004 to $215.8 million at year-end 2005. The loan-to-deposit ratio increased to 79.3% in 2005 from 79.1% in 2004. In 2006, management anticipates slower growth in assets, loans and deposits.

     Section 404 of Sarbanes-Oxley requires the SEC to prescribe rules requiring the establishment, maintenance and evaluation of an issuer's internal control of financial reporting. Accordingly, in the annual report for December 31, 2006, management was going to be required to include an assessment on the effectiveness of the Company's internal controls over financial reporting in accordance with standards set by the Public Company Accounting Oversight Board. On September 21, 2005, the SEC extended for another year the deadline for non-accelerated filers to first certify compliance with Section 404. This means that the Company will not have to certify compliance until December 31, 2007, unless the Company's market cap exceeds $75 million at June 30, 2006. The Company's external independent auditors are required to attest to and report on management's assessment of internal control over financial reporting. The Company's management and staff are working diligently toward evaluating and documenting the internal control systems in order to allow management to report on, and the Company's independent auditors to attest to, the Company's internal control over financial reporting. The Company has retained the services of a consulting firm to assist management and staff with this process and to address any material weaknesses and plan accordingly to maintain adequate processes. Even so, there can be no assurances that the evaluation required by Sarbanes-Oxley will not result in the identification of significant control deficiencies or that the Company's auditors will be able to attest to the effectiveness of our internal controls over financial reporting.


RESULTS OF OPERATIONS

Net Interest Income

     Net interest income is the difference between total interest income and total interest expense. Net interest income, adjusted to a fully taxable equivalent basis, increased $1.3 million to $11.7 million, up 12.1% from 2004 net interest income of $10.4 million. Net interest income on a fully taxable equivalent basis, as shown on the table - Average Balances, Yields and Rates Paid on page 31, is higher than net interest income on the statements of operations because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($395,000 in 2005 and $424,000 in 2004, based on a 34% federal income tax rate).

     The increase in net interest income (stated on a fully taxable equivalent basis) was the net effect of an increase of $2.1 million in interest income offset by a $848,000 increase in interest expense for a 12.1% increase in net interest income to $1.3 million. The effective interest cost for the Bank is expected to increase further and the increase in market interest rates could have a dramatic effect on the cost of deposits. The increased rate competition for loans and investments combined with the inability to keep deposit rates down will likely result in a flat to declining earnings environment.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin decreased 2 basis points from 5.48% in 2004 to 5.46% in 2005. The decrease in the net interest margin is the result of the pressure torenegotiate loans from floating to fixed and market pressure to increase the rates on deposit accounts, offset by the loan growth in 2005, which allowed the margin to remain almost flat.

Interest Income

     As previously stated, interest income (stated on a fully taxable equivalent basis) increased by $2.1 million to $14.1 million in 2005, a 17.7% increase over the $12.0 million realized in 2004.

     The $2.1 million increase was the result of a 12.6% increase in average earning assets to $214.4 million combined with a 29 basis point increase in average yield for the year. The yield on earning assets was 6.58% as of December 31, 2005 compared to 6.29% for the year end 2004. The increase in yield is a result of putting funds into loans rather than lower yielding investments or fed funds.

     The gain in volume of average earning assets was responsible for a $1.6 million increase in interest income, while the increase in yield contributed $456,000 for a total increase of $2.1 million.

Interest Expense

     Total interest expense increased $848,000 to $2.4 million. The average rate paid on all interest-bearing liabilities was 1.51% in 2005, compared to 1.09% in 2004. Average balances increased from $142.4 million to $158.7 million, an 11.5% gain.

     The gain in volume of average balances was responsible for a $280,000 increase in interest expense in conjunction with a $568,000 increase related to higher interest rates paid for a net increase of $848,000. The higher rates paid on interest-bearing liabilities is a result of market pressures driving interest rates paid on deposit accounts higher.

     Individual components of interest income and interest expense are provided in the table - Average Balances, Yields and Rates Paid on page 31.

Provision for Loan Losses

     The provision for loan losses charged to operations is based on the Company's monthly evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding. The provisions to the allowance for loan losses amounted to $360,000 in 2005 and $130,000 in 2004. The increase in the provision is the result of management's evaluation and assessment of the loan portfolio and the growth in the loan portfolio. Management anticipates some loan growth will continue in 2006, which could necessitate a further increase in the provision to the allowance for loan losses.

     The economic climate continues to improve and the non-performing assets ratio at December 31, 2005 was .63% compared to .72% as of year end 2004. Non accrual loans were $994,000 as of December 31, 2005 compared to $1.0 million as of December 31, 2004, a decline of .2%. Loans charged-off, net of recoveries, resulted in losses totaling $12,000 in 2005 and $336,000 in 2004 (one loan represented 80.3% of this figure). Refer to page 62, Note D for an analysis of the changes in the allowance for loan and lease losses.

                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
                                   Rate/Volume

                                                  2005                           2004                                2003
                                                  ----                           ----                                ----

    ASSETS                          Average      Income/    Yield/    Average    Income/     Yield/     Average     Income/   Yield/
                                    Balance      Expense     Rate     Balance    Expense      Rate      Balance     Expense    Rate

    Interest-earning assets:

    Loans(2):
      Commercial                  $109,030,040  $8,162,506  7.49%  $ 98,242,840  $6,998,669   7.12% $ 85,965,287  $6,493,303   7.55%
      Consumer                      19,216,697   1,391,167  7.24%    14,223,761     963,223   6.77%   11,632,168     888,980   7.64%
      Real estate construction      19,741,512   1,494,312  7.57%    19,134,305   1,470,918   7.69%   18,780,964   1,529,617   8.14%
      Real estate mortgage          10,502,449     729,886  6.95%     5,178,002     372,145   7.19%    3,819,733     333,064   8.72%
      Tax exempt loans (1)           2,604,858     215,215  8.26%     3,033,269     254,336   8.38%    3,147,333     263,318   8.37%
      Leases                            37,486       3,677  9.81%        36,062       7,610  21.10%       67,689      21,813  32.23%
      Tax exempt leases (1)                  0           0  0.00%           868           0   0.00%       46,496       9,511  20.46%
      Unearned loan fees              (478,473)                        (453,892)                        (416,006)
                                  ------------                     ------------                     ------------
             Total loans           160,654,569  11,996,763  7.47%   139,395,215  10,066,901   7.22%  123,043,664   9,539,606   7.75%
    Investment securities
      Available for sale:
             Taxable                33,559,731   1,049,442  3.13%    23,264,663     780,886   3.36%   11,092,907     352,593   3.18%
      Hold to maturity:
             Taxable                   370,518      10,149  2.74%       390,564      10,094   2.58%      392,092      12,866   3.28%
             Tax exempt (1)         16,604,343     947,633  5.71%    17,187,291     993,470   5.78%   11,269,479     735,545   6.53%
                                  ------------  ----------         ------------  ----------         ------------  ----------
      Total investment securities   50,534,592   2,007,224  3.97%    40,842,518   1,784,450   4.37%   22,754,478   1,101,004   4.84%
    Federal funds sold               2,291,052      59,256  2.59%     9,446,625     106,176   1.12%   30,317,575     318,430   1.05%
    FHLB Stock                         814,701      33,032  4.05%       599,670      20,370   3.40%      288,415      13,269   4.60%
    Total due from banks/
      Interest-bearing                  61,200       1,453  2.37%       154,082       4,463   2.90%      201,833         368   0.18%
      Total interest earning      ------------  ----------         ------------  ----------         ------------  ----------
        assets                     214,356,114  14,097,728  6.58%   190,438,110  11,982,360   6.29%  176,605,965  10,972,677   6.21%
    Noninterest-bearing assets:                 ==========                       ==========                       ==========
      Reserve for loan losses       (2,668,550)                      (2,436,433)                      (2,772,365)
      Cash and due from banks        6,732,111                        9,319,172                        9,090,433
      Premises and equipment         1,282,313                        1,369,737                        1,120,199
      Other assets                  12,841,170                       12,192,172                       11,132,894
                                  ------------                     ------------                     ------------
                   Total assets   $232,543,158                     $210,882,758                     $195,177,126
                                  ============                     ============                     ============

    LIABILITIES AND SHAREHOLDERS'
      EQUITY
    Interest-bearing liabilities:
      Interest-bearing deposits
            Interest-bearing
              transaction           34,027,329     $57,905  0.17%    30,888,051     $51,744   0.17%  $29,818,802    $ 50,454   0.17%
            Savings deposits        73,821,237     826,657  1.12%    67,113,731     434,671   0.65%   59,265,859     466,081   0.79%
            Time deposits over
              $100,000              27,300,404     851,427  3.12%    25,666,190     667,862   2.60%   25,209,478     729,758   2.89%
            Other time deposits     20,600,270     568,772  2.76%    18,739,734     399,813   2.13%   19,794,227     477,061   2.41%
                                  ------------  ----------         ------------  ----------         ------------  ----------
     Total interest-bearing
              Deposits             155,749,240   2,304,761  1.48%   142,407,706   1,554,090   1.09%  134,088,366   1,723,354   1.29%
     Other short term borrowings     2,990,049      97,799  3.27%             0           0   0.00%        2,739          31   1.13%
                                  ------------  ----------         ------------  ----------         ------------  ----------
         Total interest-bearing
           liabilities             158,739,289   2,402,560  1.51%   142,407,706   1,554,090   1.09%  134,091,105   1,723,385   1.29%
                                                ==========                       ==========                       ==========

    Non interest-bearing liabilities:
      Non interest-bearing demand
        deposits                    47,591,442                       44,088,273                       37,531,430
      Other liabilities              4,276,993                        3,587,536                        3,323,000
      Shareholders'equity           21,935,434                       20,799,243                       20,231,591
                                  ------------                     ------------                     ------------
         Total liabilities and
           shareholder' equity    $232,543,158                     $210,882,758                     $195,177,126
                                  ============                     ============                     ============

    Interest rate spread                                    5.07%                             5.20%                            4.93%
    Interest income                            $14,097,728  6.58%               $11,982,360   6.29%              $10,972,677   6.21%
    Interest expense                             2,402,560  1.12%                 1,554,090   0.81%                1,723,385   0.97%
                                               -----------  -----                ----------   -----               ----------   -----
    Net interest income/margin                 $11,695,168  5.46%               $10,428,270   5.48%               $9,249,292   5.24%
                                               ===========                       ==========                       ==========


(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2005 2004and 2003
(2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $367,000, 299,000 and $405,000 for the twelve months ended December 31, 2005, 2004 and 2003, respectively, were amortized to the appropriate interest income categories.

                              SONOMA VALLEY BANCORP
                              Rate/Volume Analysis

                                         2005 over 2004                                          2004 over 2003
                                         --------------                                          --------------
                               Volume        Rate      Vol/Rate      Total             Volume        Rate      Vol/Rate       Total
ASSETS
Interest-earning assets:
Loans:
  Commercial                   768,464      356,256       39,117    1,163,837         927,373     (369,268)     (52,739)    505,366
  Consumer                     338,118       66,487       23,339      427,944         198,061     (101,258)     (22,560)     74,243
  Real estate construction      46,678      (22,568)        (716)      23,394          28,778      (85,862)      (1,615)    (58,699)
  Real estate mortgage         382,670      (12,291)     (12,638)     357,741         118,435      (58,538)     (20,816)     39,081
  Tax exempt loans             (35,922)      (3,725)         526      (39,121)         (9,543)         582          (21)     (8,982)
  Leases                           301       (4,073)        (161)      (3,933)        (10,192)      (7,529)       3,518     (14,203)
  Tax exempt leases                  0            0            0            0          (9,333)      (9,511)       9,333      (9,511)
  Unearned fee income                0            0            0            0               0            0            0           0
                            ----------   ----------   ----------   ----------      ----------   ----------   ----------   ---------
       Total loans           1,500,308      380,086       49,467    1,929,862       1,243,578     (631,383)     (84,900)    527,295
Investment securities:
  Available for sale:
    Taxable                    345,557      (53,380)     (23,622)     268,556         386,885       19,744       21,664     428,293
    Tax-exempt                       0            0            0            0               0            0            0           0
  Held to maturity:
    Taxable                       (518)         604          (31)          55             (50)      (2,733)          11      (2,772)
    Tax-exempt                 (33,696)     (12,567)         426      (45,837)        386,248      (84,140)     (44,183)    257,925
                            ----------   ----------   ----------   ----------      ----------   ----------   ----------   ---------
    Total investment           311,343      (65,343)     (23,226)     222,774         773,083      (67,128)     (22,508)    683,446
      securities
Federal funds sold             (80,426)     138,152     (104,647)     (46,920)       (219,211)      22,326      (15,370)   (212,254)
FHLB Stock                       7,304        3,944        1,414       12,662          14,320       (3,472)      (3,747)      7,101
Due from banks-int bearing      (2,690)        (805)         485       (3,010)            (87)       5,478       (1,296)      4,095
                            ----------   ----------   ----------   ----------      ----------   ----------   ----------   ---------
    Total interest-earning
      Assets                 1,735,840      456,035      (76,507)   2,115,368       1,811,683     (674,179)    (127,821)  1,009,683
                            ==========   ==========   ==========   ==========      ==========   ==========   ==========  ==========

         LIABILITIES
Interest-bearing
liabilities:
Interest-bearing deposits:
  Savings deposits               5,259          819           83        6,161           1,809         (501)         (18)      1,290
  Interest-bearing demand
    Deposits                    43,442      316,875       31,669      391,986          61,718      (82,238)     (10,890)    (31,410)
  Time deposits over 100,000    42,524      132,598        8,443      183,565          13,221      (73,780)      (1,337)    (61,896)
  Other time deposits           39,695      117,590       11,675      168,959         (25,414)     (54,750)       2,917     (77,248)
                            ----------   ----------   ----------   ----------      ----------   ----------   ----------   ---------
   Total interest-bearing
     deposits                  130,920      567,882       51,870      750,671          51,333     (211,269)      (9,328)   (169,264)
Federal funds purchased              0            0            0            0               0            0            0           0
Other borrowings                     0            0       97,799       97,799             (31)         (31)          31         (31)
                            ----------   ----------   ----------   ----------      ----------   ----------   ----------   ---------
   Total interest-bearing
     Liabilities               130,920      567,882      149,669      848,470          51,302     (211,300)      (9,297)   (169,295)

Interest differential        1,604,921     (111,847)    (226,176)   1,266,898       1,760,381     (462,879)    (118,524)  1,178,978
                            ==========   ==========   ==========   ==========      ==========   ==========   ==========  ==========

Volume/Rate variances were allocated in the following manner:
a.   Changes affected by volume (change in volume times old rate)
b.   Changes affected by rates (change in rates times old volume)
c. Changes affected by rate/volume (change in volume times change in rates) The total for each category was arrived at by totaling the individual items in their respective categories.

Non-interest Income

     Non-interest income of $2.0 million for 2005 increased 15.1% or $259,000 in comparison with the $1.7 million recorded in 2004. Of the increase 65.5% was due to increases in service charges on deposit accounts. In 2005 income from service charges on deposit accounts increased 15.6% or $169,000 from $1.1 million in 2004 to $1.3 million in 2005. This increase was a result of both increases in service charges and growth of new accounts.

     Other fee income showed an increase in 2005 of 19.1% or $58,000 from $306,000 in 2004 to $364,000 in 2005 and comprised 22.6% of the 2005 increase of $259,000. The higher income is a result of an increase of 43.1% or $53,000 in income the bank earns from merchant credit card processing fees from $122,000 in 2004 to $175,000 in 2005. Also contributing to the increase was an increase of $9,000 or 49.3% in wire transfer fee income from $19,000 in 2004 to $28,000 in 2005.

     Other non-interest income showed a 9.8% increase or $31,000 from $315,000 in 2004 to $346,000 in 2004. This is largely a result of an increase in the income generated by bank owned life insurance policies in 2005. Income on the policies was $298,000 in 2004 compared to $326,000 in 2005 or yields of 6.47% and 6.28%, respectively. The earnings on these policies will increase as the balances increase and if market rates increase, the income produced by these policies should also increase.

Non-interest Expense

     Total non-interest expense increased 8.6% to $7.8 million in 2005 from $7.2 million in 2004. Non-interest expense represented 3.38% of average total assets in 2005 and 3.43% in 2004. The expense/asset ratio is a standard industry measurement of a bank's ability to control its overhead or non-interest costs. During 2006, the Company will continue to emphasize cost controls, although certain costs, such as professional fees associated with the implementation and compliance with Sarbanes-Oxley, costs of company insurance and salary and benefit expense including workers compensation insurance and medical benefits are not controllable by management. Refer to Note I, page 66, for a detailed description of Non-Interest Income and Other Non-Interest Expense.

Salaries and Benefits

     The most significant dollar increase was in the salaries and benefits category. Salary and benefits increased 6.9% from $4.1 million in 2004 to $4.4 million in 2005. The increase is a result of increases in employee incentives paid as a result of the strong earnings in 2005, an increase of $162,000 from $328,000 in 2004 to $490,000 in 2005. Additionally, accrual adjustments were necessary to the Supplemental Executive retirement plan due to a deline in the discount rate. Other areas of increase were normal merit increases and increases in the costs of employee benefits. At December 31, 2005 and 2004 total full-time equivalent employees were 50 and 55, respectively, a decrease of 5 full time equivalent employees. Year-end assets per employee were $4.9 million in 2005 compared with $4.0 million in 2004.

Premises and Equipment

     Expense relative to premises and equipment increased 10.9% to $999,000 in 2005 from $900,000 in 2004. The $99,000 increase in expense in 2005 is a result of additional lease expense for the Finance Center, increased expenses for maintenance and repairs both for buildings and fixed assets, increases in property tax accruals, increases in utility costs and increases in software expense. The Bank continues to emphasize security in its computer operations. Equipment and software are monitored and upgraded as appropriate to ensure confidentiality of customer and Company data contributing to additional increases in expense. The Company continues to emphasize the utilization of technology to accommodate customer and market demands.

Other Non-interest Expense

     Other non-interest expense increased by 10.9% to $2.4 million in 2005 from $2.2 million in 2004. The increase in other non-interest expense was due to increases in professional fees and data processing fees, advertising and marketing, operational losses and outages and staff related expenses which increased by 18.0%, 15.4%, 75.4% and 8.5%, respectively. Professional and data processing fees were $1.2 million in 2004 and increased to $1.4 million in 2005, an increase of $218,000. The categories of professional fees which showed the most significant increases were in the areas of accounting and taxes, accruals for Sarbanes Oxley professional assistance and other professional fees. The growth in professional fees is predominately the result of additional accruals for expenses associated with the implementation of Sarbanes-Oxley, Rule 404, regarding internal controls over financial reporting. The delay in implementation could mitigate or spread out the ongoing expenses relative to this process. Additionally, with the growth in the Company, time spent by outside professionals increased, therefore, the costs increased.

     Advertising and marketing increased $30,000 from $195,000 in 2004 to $225,000 in 2005. The increases in this category are a result of the Company's involvement in the community, both through donations as well as participation in civic organizations. Additionally, shareholder relations showed an increase in 2005 over 2004.

     Staff related expenses grew $16,000 from $186,000 in 2004 to $202,000 in 2005. These increases were a result of director and employee involvement in attending meetings and seminars and related costs. It is important that directors and employee keep up with the many regulatory changes in recent years and the regulators have increased their attention relative to the involvement of employees and directors in training.

Provision for Income Taxes

     The provision for income taxes increased to an effective tax rate of 33.8% in 2005 compared with 33.3% in 2004.

Unaudited Quarterly Statement of Operations Data


                                                 (Dollars in thousands, except per share data)

                                        Q4          Q3          Q2          Q1          Q4          Q3          Q2          Q1
                                       2005        2005        2005        2005        2004        2004        2004        2004

Net interest income                 $ 2,947     $ 2,865     $ 2,784     $ 2,703     $ 2,705     $ 2,604     $ 2,473     $ 2,223
Provision for loan and
 lease losses                           (15)        (95)       (160)        (90)        (60)        (40)        (30)          0
Other operating income                  525         498         487         459         446         452         391         421
Other operating expenses             (1,964)     (1,967)     (1,944)     (1,973)     (1,819)     (1,867)     (1,823)     (1,716)
                                    -------     -------     -------     -------     -------     -------     -------     -------
Income before income taxes            1,493       1,301       1,167       1,099       1,272       1,149       1,011         928
Provision for income taxes             (494)       (453)       (396)       (368)       (446)       (405)       (319)       (282)
                                    -------     -------     -------     -------     -------     -------     -------     -------
Net Income                              999         848         771         731         826         744         692         646
Per share:
     Basic earnings per share       $   .46     $   .39     $   .36     $   .34     $   .38     $   .35     $   .32     $   .29
     Diluted earnings per share     $   .43     $   .37     $   .34     $   .32     $   .35     $   .32     $   .29     $   .27

BALANCE SHEET ANALYSIS

Investment Securities

     Investment securities were $50.4 million at December 31, 2005, a 33.8% increase from the $37.7 million at December 31, 2004. At year end 2005, the overall portfolio had a market value of $50.5 million compared with an amortized cost of $50.9 million. The Company purchases securities rated A or higher by Standard and Poor's and/or Moody's Investors Service. In the event a security is downgraded, the Company will monitor the investment more closely or sell if appropriate. Local tax-exempt bonds are occasionally purchased without an A rating.

     Securities are classified as held to maturity (HTM) if the Company has both the intent and the ability to hold these securities to maturity. As of December 31, 2005, the Company had securities totaling $16.5 million with a market value of $16.6 million categorized as held to maturity. Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.

     Securities are classified as available for sale (AFS) if the Company intends to hold these debt securities for an indefinite period of time, but not necessarily to maturity. Investment securities which are categorized as available for sale are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity. Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy. Securities held in the available for sale category are recorded at market value, which is $33.9 million compared to an amortized cost of $34.4 million as of December 31, 2005.

     There were twenty nine Federal Farm Credit Bank, Federal Home Loan Bank, Federal Home Loan Mortgage Corporation or Federal National Mortgage Association securities of $28.5 million and six U.S. Treasury security of $5.4 million in the AFS portfolio and twenty nine municipal securities of $8.2 million in the HTM portfolio that are temporarily impaired as of December 31, 2005. Of the above, there were twenty two Federal Farm Credit Bank, Federal Home Loan
Mortgage Agency, Federal Home Loan Bank and Federal National Mortgage Association securities of $21.5 million and five U. S. Treasury securities of $4.4 million in the AFS portfolio and fourteen municipal securities of $4.8 million in the HTM portfolio that have been in a continuous loss position for 12 months or more as of December 31, 2005. The primary cause of the impairment of these securities is interest rate volatility inherent in a rising rate environment which causes the market value of the security to decline. Management understood the potential market risks at the time of acquisition and determined the benefit to the Company of the higher interest rates received more than offset the potential deterioration in value. It is the Company's intent to carry the securities to maturity date, at which time the Company will receive face value for the securities at no loss.

     Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses to the income statement are recognized upon sale, or at such time as management determines that a permanent decline in value exists. In the opinion of management, there was no investment in securities at December 31, 2005 that constituted a material credit risk to the Company. The lower market value to amortized costs was a result of the increase in market interest rates and not an indication of lower credit quality.

     The table on the following page shows the components of the investment portfolio and average yields. For further information concerning the Company's total securities portfolio, including market values and unrealized gains and losses, refer to Note C of the Notes to Consolidated Financial Statements on page 59.

                                          Twelve months ended 12/31/05    Twelve months ended 12/31/04
                                              Average      Average             Average       Average
                                              Balance       Yield              Balance        Yield
                                            -----------    -------           -----------     -------
U.S. Treasury securities                    $ 5,096,319       3.32%          $   516,056        2.25%
U.S. federal agency issues                   28,463,382       3.09%           22,197,995        3.31%
State, county and municipal issues           16,974,891       5.64%           17,577,855        5.71%
Corporate securities                                  0       0.00%              550,612        6.46%
                                            -----------                      -----------
Total investment securities                 $50,534,592       3.97%          $40,842,518        4.37%
                                            ===========                      ===========


Loans

     A comparative schedule of average loan balances is presented in the table on page 31; year-end balances are presented in Note D to the Consolidated Financial Statements on page 61.

     Loan balances, net of deferred loan fees at December 31, 2005, were $171.2 million, an increase of 11.8% over 2004. Commercial loans, comprising 69.3% of the portfolio, increased $9.3 million, or 8.5% over 2004 showing the greatest change in volume of all categories. Included in Commercial loans are loans made for commercial purposes and secured by real estate.

     Consumer loans and Real Estate Mortgage loans both showed growth over 2004 of 34.2% and 71.4% or $5.6 million and $5.5 million, respectively. Growth in home equity loans has contributed to the increase in Consumer loans in 2005 from $16.2 million in 2004 to $21.8 million at year end 2005. During 2005 the Company was able to continue to expand their conventional real estate mortgage loan portfolio, as Real Estate Mortgage loans grew from $7.7 million in 2004 to $13.2 million in 2005. It is anticipated that the growth rate will be more modest in 2006 due to the increase in interest rates.

     Real Estate Construction loans and Lease Financing Receivables both showed declines over 2004. Real Estate Construction loans show a decline of 11.3% or $2.3 million from $20.3 million in 2004 to $18.0 million in 2005. This decline is not a result of fewer construction loans being on the books, but is due to seasonality and timing of advances, rather than a drop in demand. Lease Financing Receivables declined by 45.9% or $22,000 from $48,000 in 2004 to $26,000 in 2005. Customer interest in lease financing receivables has declined in our market, therefore, the Bank has not been generating these loans. Management does not see this lack of interest in lease financing receivables changing in the foreseeable future.

Risk Elements

     The majority of the Company's loan activity is with customers located within Sonoma County. Approximately 89.3% of the total loan portfolio is secured by real estate located in the Company's service area. Significant concentrations of credit risk may exist if a number of loan customers are engaged in similar activities and have similar economic characteristics. The Company believes it has policies in place to identify problem loans and to monitor concentrations of credit (see Note O, on page 74 of the Consolidated Financial Statements, Concentration of Credit Risk).

     Based on its risk management review and a review of its loan portfolio, management believes that its allowance for loan losses for the quarter ending December 31, 2005, is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgment. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision, but is subject to periodic review, and could be susceptible to significant change in future periods.

Loan Commitments and Letters of Credit

     Loan commitments are written agreements to lend to customers at agreed upon terms, provided there are no violations of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Loan commitments may have variable interest rates and terms that reflect current market conditions at the date of commitment. Because many of the commitments are expected to expire without being drawn upon, the amount of total commitments does not necessarily represent the Company's anticipated future funding requirements. Unfunded loan commitments were $48.6 million at December 31, 2005 and $34.6 million at December 31, 2004. The increase at 2005 year end is partially a result of the lag in advances on existing Real Estate Construction loans as mentioned in the "Loans" section above.

     Standby letters of credit commit the Company to make payments on behalf of customers when certain specified events occur. Standby letters of credit are primarily issued to support customers' financing requirements of twelve months or less and must meet the Company's normal policies and collateral requirements. Standby letters of credit outstanding were $348,000 at December 31, 2005 and $360,000 at December 31, 2004.

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

     The Company had loans of $994,000 in non-accrual status at December 31, 2005 and $1.012 million at December 31, 2004. There were $259,189 in loans 90 days or more past due at December 31, 2005 and $1.006 million in loans 90 days or more past due at December 31, 2004. Occasionally, the Company will have more loans in non-accrual status than are 90 days past due following the guidelines in the above paragraph or if management determines the collection of principal or interest is unlikely.

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

     Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated. However, as of December 31, 2005, the Company believes its overall allowance for loan losses is adequate based on its analysis of conditions at that time.

     At December 31, 2005, the allowance for loan losses was $2.8 million, or 1.62% of year end loans, compared with $2.4 million or 1.59% of year end loans at December 31, 2004. This slight increase in the allowance is consistent with the loan growth experienced in 2005 and management's review and analysis of the portfolio.

     Net charge-offs to average loans decreased when compared with the prior year. The Company recorded net losses of $12,000 or .01% of average loans in 2005 compared to $336,000 or .24% of average loans in 2004. The decline in net charge offs in 2005 reflects the Company's attention and effort in managing and collecting past due loans by encouraging the customer to bring them to a current status or to pay them off and management's desire to quickly charge off a loan when it is determined to be uncollectible. The prompt charge-off of loans has increased the quality of the loan portfolio.

Deposits

     A comparative schedule of average deposit balances is presented in the table on page 31; year-end deposit balances are presented in the table below.

     Total deposits increased $22.1 million (11.4%) in 2005, to $215.8 million compared to $193.7 million in 2004. All categories of deposits showed an increase over 2004. Demand deposits increased $4.9 million, or 11.0% in 2005 to$49.5 million at year end 2005. Savings deposits increased by $4.0 million, or 5.6% to $74.2 million at year end, while Interest-bearing checking showed the smallest increase from $34.9 million in 2004 to $35.6 million in 2005, growth of 1.9% or $674,000.

     The deposits showing the strongest growth in 2005 both in growth rate and volume were Other Time Deposits which grew $5.9 million or 31.4% to $24.5 million at year end 2005, and Time Deposits Greater than $100,000 which grew $6.7 million or 26.5% from $25.3 million at year end 2004 to $32.0 million in 2005. For both Other Time Deposits and Time Deposits Greater than $100,000, all of the 2005 growth can be attributed to special rate promotions attracting new deposits.

     The composition of deposits for the years ending December 31, 2005 and 2004 are as follows:

                                           December 31,   Percentage      December 31,    Percentage
                                               2005        of Total          2004          of Total
                                          ------------    ----------      ------------    ----------
Interest-bearing transaction deposits     $ 35,586,113          16.6%     $ 34,912,205          18.0%
Savings deposits                            74,218,076          34.4%       70,254,926          36.3%
Time deposits, $100,000 and over            32,011,640          14.8%       25,307,661          13.1%
Other time deposits                         24,482,074          11.3%       18,630,846           9.6%
                                          ------------    ----------      ------------    ----------
Total interest-bearing deposits            166,297,903          77.1%      149,105,638          77.0%
Non-interest-bearing deposits               49,460,864          22.9%       44,557,377          23.0%
                                          ------------    ----------      ------------    ----------
Total deposits                            $215,758,767         100.0%     $193,663,015         100.0%
                                          ============                    ============


Capital

     The Bank is subject to FDIC regulations governing capital adequacy. The FDIC has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. Under the current guidelines, as of December 31, 2005, the Bank was required to have minimum Tier I and total risk-based capital ratios of 4% and 8%, respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios to be 6% and 10%, respectively.

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

     Based on the FDIC's guidelines, the Bank's total risk-based capital ratio at December 31, 2005 was 11.39% and its Tier 1 risk-based capital ratio was 10.14%. The Bank's leverage ratio was 9.12%. All the ratios exceed the minimum guidelines of 8.00%, 4.00% and 4.00%, respectively. The total risk based capital, Tier 1 risk based capital and leverage ratios for the Company at December 31, 2004, were 12.02%, 10.77% and 9.51%, respectively. The capital ratios for the Company at December 31, 2005, were 11.93%, 10.68% and 9.61%, respectively.

     In February 2001, the Company approved a program to repurchase Sonoma Valley Bancorp stock up to $1.0 million and in August 2002 the Company approved the repurchase of an additional $1.0 million of Sonoma Valley Bancorp stock and in February 2006 the Company approved the repurchase of an additional $1.1 million of Sonoma Valley Bancorp stock. As of December 31, 2005, $1,580,162 had been repurchased and retired, net of options which were exercised and then subsequently repurchased and retired. Refer to page 28, for a discussion of the changes in capital and page 51 for the table of "Changes in Shareholders' Equity."

     Management believes that the Bank's current capital position, which exceeds guidelines established by industry regulators, is adequate to support its business.

Off Balance Sheet Commitments and Contractual Obligations

     The Company's off balance sheet commitments consist of commitments to extend credit and standby letters of credit. These commitments are extended to customers in the normal course of business and are described on page 37, Loan Commitments and Letters of Credit and in Note N to the Consolidated Financial Statements on page 73. The Company also has contractual obligations consisting of operating leases for various facilities and payments to participants under the Company's supplemental executive retirement plan and deferred compensation plan, which are described in Note H on page 63.

     The following table summarizes the Company's contractual obligations as of December 31, 2005.



                                                                      Payments due by period

                                                              Less than 1                                    More than 5
Contractual Obligations                         Total            year        1-3 years       3-5 Years         years
Operating Lease Obligations                   1,300,734        348,905        720,779         231,050                0
Executive Officer Supplemental Retirement     9,136,010              0         36,377         240,249        8,859,384
Deferred Compensation                         1,285,194          9,964         27,008          55,867        1,192,355

Liquidity Management

     The Company's liquidity is determined by the level of assets (such as cash, federal funds sold and available-for-sale securities) that are readily convertible to cash to meet customer withdrawal and borrowing needs. Deposit growth also contributes to the Company's liquidity. The Company's liquidity position is reviewed by management on a regular basis to verify that it is adequate to meet projected loan funding and potential withdrawal of deposits. The Company has a comprehensive Asset and Liability Policy which it uses to monitor and determine adequate levels of liquidity. At year end 2005, the Company's liquidity ratio (adjusted liquid assets to deposits and short term liabilities) was 20.09% compared to 18.47% and 29.03% at year end 2004 and 2003, respectively. Management expects that liquidity will remain adequate throughout 2006, as loans are not expected to grow significantly more than deposits, and excess funds will continue to be invested in quality liquid assets, such as U.S. Treasury and Agency securities.

Market Risk Management

     Overview. Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its loan, investment and deposit functions. The goal for managing the assets and liabilities of the Company is to maximize shareholder value and earnings, while maintaining a high quality balance sheet without exposing the Company to undue interest rate risk. The Board has overall responsibility for the interest rate risk management policies. Sonoma Valley Bank has an Asset and Liability Management Committee that establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates.

     Asset/Liability Management. Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits and investing in securities. Interest rate risk is the primary market risk associated with asset/liability management. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. When interest rates increase, the market value of securities held in the investment portfolio declines. Generally, this decline is offset by an increase in earnings. When interest rates decline, the market value of securities increases while earnings decrease due to the bank's asset sensitivity caused by the variable rate loans. Usually the Company is able to mitigate its risk from changes in interest rates with this balance sheet structure. At the present time, the market is experiencing an anomaly from historical norms. While short term rates have increased over the past year as a result of the Federal Open Market Committee increasing the Fed Funds target rate from 2.25% to 4.25%, a 200 basis point increase, the long term interest rates have only increased about 20 basis points when compared to December 2004. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin and market value of equity under changing interest environments. The Company uses simulation models to forecast earnings, net interest margin and market value of equity.

     Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest-bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against five interest rate scenarios. The scenarios include 100 and 200 basis point rising rate forecasts, a flat rate forecast, and 100 and 200 basis point falling rate forecasts which take place within a one year time frame. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon. The Company's 2006 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from year-end 2005 balances. The following table summarizes the effect on net interest income (NII) of a +/-100 and a +/-200 basis point change in interest rates as measured against a constant rate (no change) scenario.

     Interest Rate Risk Simulation of Net Interest Income as of December 31, 2005 (In thousands)


Variation from a constant rate scenario            Change in NII
                  +200bp                                   ($689)
                  +100bp                                   ($345)
                  -100bp                                   ($303)
                  -200bp                                   ($576)

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

     A positive cumulative gap may be equated to an asset sensitive position. An asset sensitive position in a rising interest rate environment will cause a bank's interest rate margin to expand. This results as floating or variable rate loans reprice more rapidly than fixed rate certificates of deposit that reprice as they mature over time. Conversely, a declining interest rate environment will cause the opposite effect. A negative cumulative gap may be equated to a liability sensitive position. A liability sensitive position in a rising interest rate environment will cause a bank's interest rate margin to contract, while a declining interest rate environment will have the opposite effect. The table above shows net interest income declining both when rates increase and when rates decline. Although the Bank is usually asset sensitive which would cause the Bank's net interest margin to expand in a rising rate environment, the negative change in net interest income shows both in rising and declining rate environments. The decline in the rising rate environment is a result of management's conservative evaluation of the pressure to increase rates on deposits, which temporarily causes the decline in the net interest margin.

     The following table sets forth the dollar amounts of maturing and/or repricing assets and liabilities for various periods. This does not include the impact of prepayments or other forms of convexity caused by changing interest rates. Historically, this has been immaterial and estimates for them are not included.

     The Company has more liabilities than assets repricing during the next year. Usually because the Company's asset rates change more than deposit rates, the Company's interest income will change more than the cost of funds when rates change. For the current quarter, the Company is making a more conservative assumption. Historically, the Company has been able to raise deposit rates with a lag to loan rate increases, however loan rates have remained flat and market demands are creating pressure to raise interest rates. Therefore for a period of time the Company has chosen to use the simulation to forecast deposits rates rising quite rapidly. This causes the net interest margin to shrink and net interest income to decline in both a rising and falling rate environment. The table below indicates that the Company is liability sensitive throughout the next year. At the end of the twelve month cycle, the rate sensitive gap shows $87.8 million more in liabilities than assets repricing.

     The Company controls its long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than its long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of December 31, 2005 for the Company's interest-bearing assets and interest-bearing liabilities, and the Company's interest rate sensitivity gap as a percentage of total interest-earning assets. Of the $153.0 million in fixed rate assets over 12 months, shown in the table below, $36.8 million are long term assets over five years. This $36.8 million compares favorably to the $71.9 million in demand and core deposits and equity. With the 300 basis point increase in the Fed Funds and prime rate since July 2004, the loans which were at floors were classified from the fixed rate category to floating rate and are now repricing with greater frequency.


(dollars in thousands)

                                 Immediate         Up to 3          4 to 6         7 to 12         Over
December 31, 2005                 Reprice           Months          Months          Months      12 Months         Total
                                 ---------        ---------       ---------       ---------     ---------       ---------
ASSETS:
Securities + Other Interest-
 Bearing Balances                $       0        $   6,038       $   2,356       $   4,713     $  37,310       $  50,417
Loans                               35,597            4,769           4,326           8,034       115,692         168,418
Fed Funds Sold + Overnight
 Interest-Bearing Balances           2,089                0               0               0             0           2,089
                                 ---------        ---------       ---------       ---------     ---------       ---------
Total Rate Sensitive Assets      $  37,686        $  10,807       $   6,682       $  12,747     $ 153,002       $ 220,924
                                 =========        =========       =========       =========     =========       =========
LIABILITIES
 MMDA/NOW/SAV                    $ 109,804        $       0       $       0       $       0     $       0       $ 109,804
 CD's<$100                               0            4,524           7,387           7,387         5,184          24,482
 CD's>$100                               0            5,111          17,203           4,301         5,397          32,012
 Borrowings                              0                0               0               0             0               0
                                 ---------        ---------       ---------       ---------     ---------       ---------

  Total Rate Sensitive
   Liabilities                   $ 109,804        $   9,635       $  24,590       $  11,688     $  10,581       $ 166,298
                                 ---------        ---------       ---------       ---------     ---------       ---------

  Rate Sensitivity Gap           $ (72,118)       $   1,172       $ (17,908)      $   1,059     $ 142,421       $  54,626
  Cumulative Rate Sensitivity
   Gap                           $ (72,118)       $ (70,946)      $ (88,854)      $ (87,795)    $  54,626
  Cumulative Position to Total
   Assets                           (29.5%)          (29.1%)         (36.4%)         (36.0%)        22.4%



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

     The Bank has only moderate market risk in investments because the average maturity in the portfolio is not very long, except for municipals, which are held to maturity. The portfolio should decline in value only about 1.8% or $912,000 for a 1% increase in rates. The gain in value if rates fall would be somewhat less, because there are some callable bonds. Marking-to-market available for sale securities when rates change would add only modest volatility to a strong level of equity. This market risk acts to offset the interest rate risk (i.e. if rates decline and NIM is squeezed, there would be a concurrent gain in the value of securities).

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

Management's Discussion and Analysis
The Year Ended December 31, 2004 versus December 31, 2003

Summary

     Net income for 2004 was $2,907,621 compared with $2,911,007 million in 2003. Basic earnings per share for 2004 were $1.35 compared with $1.34 in 2003. Return on average assets was 1.38% in 2004 compared with 1.49% the previous year, while return on average equity was 13.98% in 2004 and 14.39% for the previous year.

     Total assets reached $218.2 million in 2004, a 6.4% increase over the $205.1 million at December 31, 2003. The Company showed loans of $153.2 million in 2004, compared with $122.5 million at year-end 2003, an increase of 25.1%. Deposits increased, growing 7.5%, from $180.1 million at year-end 2003 to $193.7 million at year-end 2004. The loan-to-deposit ratio increased to 79.1% in 2004 from 68.0% in 2003.

Net Interest Income

     Net interest income on a fully tax equivalent basis increased by $1.2 million to $10.4 million in 2004, up 12.7% from 2003 net interest income of $9.2 million. The net interest margin for 2004 increased to 5.48% in 2004 from 5.24% for the previous year. Individual components of interest income and interest expense are provided in the table - Average Balances, Yields and Rates Paid on page 31.

Interest Income

     Interest income increased by $1.0 million, or 9.2%, to $12.0 million over the $11.0 million realized in 2003. The volume of earning assets increased by 7.8% to $190.4 million from $176.6 million in 2003, while the yield on average earning assets increased 8 basis points.

Interest Expense

     Interest expense decreased by $169,000 to $1.6 million in 2004 from $1.7 million in 2003. The average rate paid on all interest-bearing liabilities decreased from 1.29% in 2003 to 1.09% in 2004 while average balances increased from $134.1 million to $142.4 million, a 6.2% gain over 2003. The gain in volume of average balances was responsible for a $42,000 increase in interest expense offset by a $211,000 decline related to lower interest rates paid for a net decline of $169,000. The lower rates paid on interest-bearing liabilities was the result of a declining rate environment.

     Individual components of interest income and interest expense are provided in the table - Average Balances, Yields and Rates Paid on page 31.

Provision for Loan Losses

     The provision for loan losses was $130,000 in 2004 and $20,000 in 2003. The increase in the provision was the result of management's evaluation and assessment of the loan portfolio. Loans charged off, net of recoveries, resulted in losses totaling $336,000 in 2004 and $167,000 in 2003. The increase in charge-offs reflects loan problems related to the economic downturn. Refer to Note D, page 62 for an analysis of the changes in the allowance for loan and lease losses.

Non-interest Income

     Non-interest income of $1.710 million decreased .29% or $5,000 in comparison with the $1.715 million recorded in 2003. In 2004 income from service charges on deposit accounts increased 5.4% or $56,000 from $1.0 million in 2003 to $1.1 million in 2004. This increase was a result of both an increase in service charges and growth in deposit accounts.

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

Non-interest Expense

     Total non-interest expense increased 15.7% to $7.2 million in 2004 from $6.2 million in 2003. Non-interest expense represented 3.4% of average total assets in 2004 and 3.2% in 2003. The expense/asset ratio is a standard industry measurement of a bank's ability to control its overhead or non-interest costs. Refer to Note I, page 66, for a detailed description of Non-Interest Income and Other Non-Interest Expense.

     The most significant increase was in the salaries and benefits category. Salary and benefits increased 18.2% from $3.5 million in 2003 to $4.1 million in 2004 of which $267,000 reflects the salary and benefits expenses associated with the new Banco de Sonoma Office. The remainder of the increase reflects additional staffing in Sonoma, normal merit increases and employee incentives paid as a result of the Company's earnings in 2004. Additionally, there continues to be significant increases in workers compensation and employee medical benefits. At December 31, 2004 and 2003 total full-time equivalent employees were 55 and 49, respectively, an increase of 6 full time equivalent employees. Year-end assets per employee were $4.0 million in 2004 compared with $4.2 million in 2003.

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

     Other non-interest expense increased by 10.8% to $2.2 million in 2004 from $2.0 million in 2003. The increase in other non-interest expense was due to increases in professional fees, advertising and marketing, stationery and office supplies and FDIC and other insurance. Professional fees were $680,000 in 2003 and increased to $751,000 in 2004, an increase of $71,000 or 10.5%. The categories of professional fees which showed the most significant increases were in the areas of accounting and taxes, other exam fees, and accruals for Director Retirement and legal fees. The increases in accounting and taxes, other exam fees and legal fees are a result of complying with Sarbanes-Oxley and examinations to audit compliance with many of the new consumer regulations, such as Customer Privacy, USA Patriot Act and Bank Secrecy Act. Additionally, with the growth in the Company, time spent by outside professionals increased, therefore, the costs increased. The Director Retirement costs increased as a result of a lower crediting rate when determining benefit expense.

Provision for Income Taxes

     The provision for income taxes increased to an effective tax rate of 33.3% in 2004 compared with 33.2% in 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information regarding Quantitative and Qualitative Disclosures about Market Risk appears on pages 40 through 43 under the caption "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Market Risk Management" and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA




Richardson & Company                                550 Howe Avenue, Suite 210
                                                    Sacramento, California 95825
                                                    Telephone: (916) 564-8727
                                                    FAX: (916) 564-8728





                         REPORT OF RICHARDSON & COMPANY
                          INDEPENDENT REGISTERED PUBLIC
                                 ACCOUNTING FIRM


Board of Directors and Shareholders
Sonoma Valley Bancorp and Subsidiary
Sonoma, California


We have audited the accompanying consolidated balance sheets of Sonoma Valley Bancorp and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in the shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonoma Valley Bancorp and Subsidiary as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

                                                              [GRAPHIC OMITTED]

January 24, 2006

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2005 and 2004

ASSETS                                                                  2005               2004
                                                                  --------------     --------------
   Cash and due from banks                                        $    6,988,820     $    5,471,669
   Federal funds sold                                                  2,050,000          9,840,000
   Interest-bearing due from banks                                        39,521             35,551
                                                                  --------------     --------------
                            Total cash and cash equivalents            9,078,341         15,347,220
   Investment securities available-for-sale, at fair value            33,917,094         20,253,490
   Investment securities held-to-maturity (fair value
       of $16,634,519 and $17,842,432, respectively)                  16,499,865         17,418,303
   Loans and lease financing receivables, net                        168,418,085        150,732,087
   Premises and equipment, net                                         1,178,666          1,364,879
   Accrued interest receivable                                         1,400,255          1,138,607
   Cash surrender value of life insurance                              9,239,439          8,913,136
   Other assets                                                        4,331,172          3,079,740
                                                                  --------------     --------------
                                               Total assets       $  244,062,917     $  218,247,462
                                                                  ==============     ==============
LIABILITIES
   Noninterest-bearing demand deposits                            $   49,460,864     $   44,557,377
   Interest-bearing transaction deposits                              35,586,113         34,912,205
   Savings and money market deposits                                  74,218,076         70,254,926
   Time deposits, $100,000 and over                                   32,011,640         25,307,661
   Other time deposits                                                24,482,074         18,630,846
                                                                  --------------     --------------
                                             Total deposits          215,758,767        193,663,015
   Accrued interest payable
   And other liabilities                                               4,864,357          3,903,287
                                                                  --------------     --------------

                                          Total liabilities          220,623,124        197,566,302
   Commitments and contingencies ( see accompanying notes )

SHAREHOLDERS' EQUITY
   Common stock, no par value; 10,000,000 shares
       authorized; 2,204,949 shares in 2005 and 2,142,104 in
       2004 issued and outstanding                                    16,256,427         15,528,940
   Retained earnings                                                   7,493,757          5,295,732
   Accumulated other comprehensive loss                                 (310,391)          (143,512)
                                                                  --------------     --------------
                                 Total shareholders' equity           23,439,793         20,681,160
                                                                  --------------     --------------

                 Total liabilities and shareholders' equity       $  244,062,917     $  218,247,462
                                                                  ==============     ==============

The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended December 31, 2005, 2004 and 2003


                                                   2005                 2004                 2003
                                               -----------          -----------          -----------
INTEREST INCOME
 Loans and leases                              $11,923,589          $ 9,980,424          $ 9,446,841
 Taxable securities                              1,059,592              790,980              365,459
 Tax-exempt securities                             625,438              655,689              485,460
 Federal funds sold and other                       60,710              110,639              318,798
 Dividends                                          33,031               20,370               13,269
                                               -----------          -----------          -----------
             Total interest income              13,702,360           11,558,102           10,629,827

INTEREST EXPENSE
 Interest-bearing transaction deposits              57,905               51,744               50,454
 Savings and money market deposits                 826,657              434,671              466,081
 Time deposits, $100,000 and over                  851,427              667,862              729,758
 Other time deposits                               568,772              399,813              477,061
 Other                                              97,799                                        31
                                               -----------          -----------          -----------
            Total interest expense               2,402,560            1,554,090            1,723,385
                                               -----------          -----------          -----------
               NET INTEREST INCOME              11,299,800           10,004,012            8,906,442
 Provision for loan and lease losses               360,000              130,000               20,000
                                               -----------          -----------          -----------

         NET INTEREST INCOME AFTER
            PROVISION FOR LOAN AND
                      LEASE LOSSES              10,939,800            9,874,012            8,886,442

NON-INTEREST INCOME                              1,968,394            1,709,771            1,715,123
NON-INTEREST EXPENSE
 Salaries and employee benefits                  4,410,604            4,124,120            3,489,007
 Premises and equipment                            999,019              900,465              768,789
 Other                                           2,438,886            2,200,104            1,986,365
                                               -----------          -----------          -----------
        Total non-interest expense               7,848,509            7,224,689            6,244,161
                                               -----------          -----------          -----------

 Income before provision for income taxes        5,059,685            4,359,094            4,357,404
  Provision for income taxes                     1,711,156            1,451,473            1,446,397
                                               -----------          -----------          -----------
                        NET INCOME             $ 3,348,529          $ 2,907,621          $ 2,911,007
                                               ===========          ===========          ===========
              NET INCOME PER SHARE             $      1.54          $      1.35          $      1.34
              NET INCOME PER SHARE             ===========          ===========          ===========
                 ASSUMING DILUTION             $      1.45          $      1.25          $      1.23
                                               ===========          ===========          ===========



The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              For the years ended December 31, 2005, 2004 and 2003

                                                                                                     Accumulated
                                                                                                        Other
                                   Comprehensive             Common Stock             Retained       Comprehensive
                                      Income            Shares       Amount           Earnings          Income           Total
BALANCE AT                         -------------      ---------    ------------     ------------     -------------    ------------
 JANUARY 1, 2003                                      1,401,146    $ 12,936,225     $  6,215,790     $      88,295    $ 19,240,310
5% stock dividend                                        68,665       1,997,422       (1,997,422)
Fractional shares                                                                        (14,193)                          (14,193)
Redemption and retirement
 of stock                                               (38,987)       (361,296)        (729,099)                       (1,090,395)
Stock options exercised and
 related tax benefits                                    26,770         489,285                                            489,285
Net income for the year            $ 2,911,007                                         2,911,007                         2,911,007
Other comprehensive
 income, net of tax:
 Unrealized holding losses
  on securities available-
  for-sale arising during
  the year, net of taxes
  of $45,274                           (64,735)
Other comprehensive income,        -----------
 net of taxes                          (64,735)                                                            (64,735)        (64,735)
                                   -----------        ---------    ------------     ------------     -------------    ------------
Total comprehensive income         $ 2,846,272
                                   ===========
BALANCE AT
 DECEMBER 31, 2003                                    1,457,594      15,061,636        6,386,083            23,560      21,471,279
Redemption and retirement
 of stock                                                  (601)         (6,218)         (11,839)                          (18,057)
Stock options exercised and
 related tax benefits                                    97,494       1,786,065                                          1,786,065
Redemption of stock
 under tender offer                                    (126,208)     (1,416,223)      (3,071,903)                       (4,488,126)
Cash dividends                                                                          (906,732)                         (906,732)
Stock options granted                                                   103,680                                            103,680
3 for 2 stock split                                     713,825
Fractional shares                                                                         (7,498)                           (7,498)
Net income for the year            $ 2,907,621                                         2,907,621                        2,907,,621
Other comprehensive
 income, net of tax:
 Unrealized holding losses
  on securities available-
  for-sale arising during
  the year, net of taxes
  of $116,844                         (167,072)
Other comprehensive                -----------
income, net of taxes                  (167,072)                                                           (167,072)       (167,072)
                                   -----------        ---------    ------------     ------------     -------------    ------------

Total comprehensive income         $ 2,740,549
BALANCE AT                         ===========
 DECEMBER 31, 2004                                    2,142,104      15,528,940        5,295,732          (143,512)      20,681,160

                                  (Continued)

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Continued)

              For the years ended December 31, 2005, 2004 and 2003


                                                                                                     Accumulated
                                                                                                        Other
                                   Comprehensive             Common Stock             Retained       Comprehensive
                                      Income            Shares       Amount           Earnings          Income           Total
                                   -------------      ---------    ------------     ------------     -------------    ------------
Redemption and retirement
 of stock                                                (5,616)   $    (41,165)    $    (72,503)                     $   (113,668)
Stock options exercised and
 related tax benefits                                    68,461         664,972                                            664,972
Cash dividends                                                                        (1,078,001)                       (1,078,001)
Stock options granted                                                   103,680                                            103,680
Net income for the year            $   3,348,529                                       3,348,529                         3,348,529
Other comprehensive income,
 net of tax:
 Unrealized holding losses
  on securities available-
  for-sale arising during
  the year, net of taxes
  of $116,709                           (166,879)
                                   -------------
Other comprehensive income,
 net of taxes                           (166,879)                                                    $    (166,879)       (166,879)
                                   -------------      ---------    ------------     ------------     -------------    ------------
Total comprehensive income         $   3,181,650
                                   =============
BALANCE AT
 DECEMBER 31, 2005                                    2,204,949    $ 16,256,427     $  7,493,757     $    (310,391)   $ 23,439,793
                                                      =========    ============     ============     =============    ============




The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 2005, 2004 and 2003


                                                        2005               2004               2003
OPERATING ACTIVITIES                                ------------       ------------       ------------
 Net income                                         $  3,348,529       $  2,907,621       $  2,911,007
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Provision for loan and lease losses                   360,000            130,000             20,000
   Depreciation                                          307,202            306,747            224,774
   Loss on sale of equipment                                 306                206                 23
   Amortization and other                                166,269            153,510            115,551
   Stock options granted                                 103,680            103,680
   Net change in interest receivable                    (261,648)          (231,649)          (107,676)
   Net change in cash surrender value
    of life insurance                                   (326,303)          (297,536)          (342,888)
   Net change in other assets                         (1,002,386)           942,827            (47,325)
   Net change in interest payable
    and other liabilities                                961,070            383,045            146,078
                                                    ------------       ------------       ------------
                           NET CASH PROVIDED BY
                           OPERATING ACTIVITIES        3,656,719          4,398,451          2,919,544
INVESTING ACTIVITIES
 Purchases of securities held-to-maturity               (399,570)        (2,519,972)       (10,718,156)
 Purchases of securities available-for-sale          (15,014,859)        (8,653,217)       (17,216,738)
 Proceeds from maturing securities held-to
  maturity                                             1,219,406          1,551,900          4,028,400
 Proceeds from maturing securities available-
  for-sale                                             1,000,000          8,190,000            750,000
 Proceeds from sales of securities available-
  for-sale
 Net (increase) decrease in loans and leases         (18,045,998)       (31,028,098)         5,415,192
 Purchases of premises and equipment                    (122,095)          (361,506)          (663,645)
 Purchases of life insurance                                               (885,000)
 Proceeds from disposal of equipment                         800              3,669                550
                                                    ------------       ------------       ------------
                              NET CASH USED FOR
                           INVESTING ACTIVITIES      (31,362,316)       (33,702,224)       (18,404,397)




                                   (Continued)

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

              For the years ended December 31, 2005, 2004 and 2003

                                                         2005               2004               2003
                                                    ------------       ------------       ------------
FINANCING ACTIVITIES
 Net change in demand, interest-bearing
  transaction and savings deposits                  $  9,540,545       $ 15,628,556       $ 18,904,842
 Net change in time deposits                          12,555,207         (2,080,157)         1,221,521
 Stock repurchases                                      (113,668)        (4,506,183)        (1,090,395)
 Stock options exercised                                 532,635          1,168,805            299,681
 Fractional shares purchased                                                 (7,498)           (14,193)
 Cash dividends paid                                  (1,078,001)          (906,732)
                                                    ------------       ------------       ------------
                          NET CASH PROVIDED BY
                          FINANCING ACTIVITIES        21,436,718          9,296,791         19,321,456
                                                    ------------       ------------       ------------
                        NET CHANGE IN CASH AND
                              CASH EQUIVALENTS        (6,268,879)       (20,006,982)         3,836,603
 Cash and cash equivalents
  at beginning of year                                15,347,220         35,354,202         31,517,599

                     CASH AND CASH EQUIVALENTS
                                AT END OF YEAR      $  9,078,341       $ 15,347,220       $ 35,354,202
                                                    ============       ============       ============

SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:

 Cash paid during the year for:
  Interest expense                                  $  2,367,482       $  1,550,556       $  1,731,256
  Income taxes                                      $  2,340,000       $    219,200       $  1,375,000

SUPPLEMENTAL DISCLOSURES OF
 NONCASH ACTIVITIES:

 Stock dividends                                                                          $  1,997,422
 Net change in unrealized gains and losses
  on securities                                     $   (283,588)      $   (283,916)      $   (110,009)
 Net change in deferred income taxes on unrealized
  gains and losses on securities                    $    116,709       $    116,844       $     45,274

The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2005, 2004 and 2003


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

                        December 31, 2005, 2004 and 2003


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

                        December 31, 2005, 2004 and 2003


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

Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of their useful life or the lease term.

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

                        December 31, 2005, 2004 and 2003


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

Stock Option Accounting: At December 31, 2005, the Company has a stock-based employee and director compensation plan, which is described more fully in Note
L. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. No options were granted in 2003 and 2005. Awards under the Company's plan vest over five years. The cost related to stock-based employee compensation included in the determination of net income for 2003 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                2005                 2004                  2003
                                                           ---------------     -----------------     ----------------
Net income, as reported                                    $     3,348,529     $       2,907,621     $      2,911,007
Add:  Stock-based employee compensation expense
   included in reported net income, net of related tax
   effects                                                          61,011                61,011
Deduct:  Total stock based employee compensation
   expense determined under fair value based method
   for all awards, net of related tax effects                      (61,011)             (185,012)            (179,899)
                                                           ---------------     -----------------     ----------------
Pro forma net income                                       $     3,348,529     $       2,783,620     $      2,731,108
                                                           ===============     =================     ================

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2005, 2004 and 2003


NOTE A--SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                  2005                   2004                   2003
                            ------------------    -------------------     -------------------

Earnings per share:
   Basic--as reported       $             1.54    $              1.35     $              1.34
   Basic--pro forma                       1.54                   1.30                    1.26
   Diluted--as reported                   1.45                   1.25                    1.23
   Diluted--pro forma                     1.45                   1.20                    1.16



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

New Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of SFAS No. 123, Accounting for Stock-Based Compensation establishing revised standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement no longer allows as an alternative the use of APB No. 25's intrinsic value method of accounting for stock options, as had been provided under the original SFAS No. 123. Under APB No. 25, issuing stock options generally resulted in no recognition of compensation expense. Under the revised SFAS No. 123, entities are required to recognize the cost of services received in exchange for awards of equity instruments based on the grant-date fair value. This revised SFAS is effective for the Company beginning in 2006.
All options issued after the effective date of this SFAS, as well as options granted in the past for which the requisite services have not been provided as of the effective date of this SFAS, are required to be recorded as compensation expense. The implementation of this SFAS will have no impact on the Company since the Company recorded compensation expense for stock options granted after January 1, 2004 and there are no remaining requisite services for stock options granted prior to January 1, 2004.


NOTE B--RESTRICTIONS ON CASH AND DUE FROM BANKS

Cash and due from banks include amounts the Bank is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve. The total requirement at December 31, 2005 and 2004 was $586,000 and $424,000, respectively.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2005, 2004 and 2003


NOTE C--INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities are summarized as follows:

                                                     Amortized             Unrealized             Unrealized
                                                       Cost                   Gain                   Losses          Fair Value
December 31, 2005:                                  ------------          ------------          ------------       ------------

Securities Available-For-Sale
 U.S. Treasury securities                           $  5,462,455                                $    (89,799)      $  5,372,656
 U.S. Government agency
  securities                                          28,982,106                                    (437,668)        28,544,438
                                                    ------------                                ------------       ------------
                                                    $ 34,444,561                                $   (527,467)     $  33,917,094
Securities Held-to-Maturity                         ============                                ============      =============
 Municipal securities                               $ 16,499,865          $    295,863          $   (161,209)     $  16,634,519
                                                    ============          ============          ============      =============
December 31, 2004:
Securities Available-For-Sale
 U.S. Treasury securities                           $    498,959                                $     (2,709)     $     496,250
 U. S. Government agency
  securities                                          19,998,410                                    (241,170)        19,757,240
                                                    ------------                                ------------      -------------
                                                   $  20,497,369                                $   (243,879)     $  20,253,490
Securities Held-to-Maturity                        =============                                ============      =============
 Municipal Securities                              $  17,418,303          $    485,044          $    (60,915)     $  17,842,432
                                                   =============          ============          ============      =============

Contractual maturities of investment securities at December 31, 2005 were as follows:

                                                     Securities Available-For-Sale              Securities Held-To-Maturity
                                                     -----------------------------              ---------------------------
                                                     Amortized                                  Amortized
                                                       Cost            Fair Value                 Cost          Fair Value
                                                     -----------------------------              --------------------------
Due in one year or less                              $11,219,100       $11,120,036              $   987,354    $   982,077
Due after one year through
 five years                                           22,225,461        21,798,029                3,337,364      3,332,080
Due after five years through
 ten years                                             1,000,000           999,029                8,554,139      8,579,084
Due after ten years                                                                               3,621,008      3,741,278

                                                     $34,444,561       $33,917,094              $16,498,865    $16,634,519
                                                     ===========       ===========              ===========    ===========

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                        December 31, 2005, 2004 and 2003


NOTE C--INVESTMENT SECURITIES (Continued)

During  2005,   2004  and  2003,   the  Company  did  not  sell  any  securities
available-for-sale.

As of December 31, 2005, investment securities with a carrying amount of $7,675,665 and an approximate fair value of $7,854,363 were pledged, in accordance with federal and state requirements, as collateral for public deposits. Investment securities with a carrying amount and fair value of $5,284,008 at December 31, 2005 were pledged to meet the requirements of the Federal Reserve and the U.S. Department of Justice. As of December 31, 2004, investment securities with a carrying amount of $5,212,119 and an approximate fair value of $5,551,269 were pledged, in accordance with federal and state requirements, as collateral for public deposits. Investment securities with a carrying amount and fair value of $4,975,141 at December 31, 2004 were pledged to meet the requirements of the Federal Reserve and the U.S. Department of Justice.

The following table shows the investments' gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31.

                                                                                   2005
                                                   -------------------------------------------------------------------
                                                          Less Than 12 Months                12 Months or Greater
                                                   -------------------------------     -------------------------------
                                                        Fair           Unrealized           Fair           Unrealized
Description of Securities                               Value            Losses             Value            Losses
-------------------------                          -------------     -------------     -------------     -------------

U.S. Treasury securities                           $     982,969     $      12,614     $   4,389,687     $      77,185
U.S. Government agency securities                      7,018,348            46,292        21,526,090           391,376
Municipal securities                                   3,380,940            37,025         4,771,878           124,184
                                                   -------------     -------------     -------------     -------------
Total temporarily impaired securities              $  11,382,257     $      95,931     $  30,687,655     $     592,745
                                                   =============     =============     =============     =============

                                                                                   2004
                                                   -------------------------------------------------------------------
                                                          Less Than 12 Months                12 Months or Greater
                                                   -------------------------------     -------------------------------
                                                        Fair           Unrealized           Fair           Unrealized
Description of Securities                               Value            Losses             Value            Losses
-------------------------                          -------------     -------------     -------------    --------------

U.S. Treasury securities                           $     496,250     $       2,709
U.S. Government agency securities                     17,510,048           188,362     $   2,247,192    $       52,808
Municipal securities                                   5,835,964            40,747           867,178            20,168
                                                   -------------     -------------     -------------    --------------
Total temporarily impaired securities              $  23,842,262     $     231,818     $   3,114,370    $       72,976
                                                   =============     =============     =============    ==============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2005, 2004 and 2003


NOTE C--INVESTMENT SECURITIES (Continued)

There were 22 U.S. government agency securities, 5 U.S. Treasury Notes and 14 municipal securities in a continuous unrealized loss position at December 31, 2005 for 12 months or more. There were 20 U.S. government agency securities, one U.S. Treasury Note and 15 municipal securities that were temporarily impaired as of December 31, 2004. The unrealized losses on these securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005 and 2004.


NOTE D--LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the loan and lease portfolio was as follows at December 31:

                                                    2005                      2004
                                        -----------------------      ------------------------

Commercial                              $ 118,590,731      69.1%     $ 109,324,569      71.2%
Consumer                                   21,804,507      12.7%        16,249,913      10.6%
Real estate mortgage                       13,251,137       7.7%         7,732,177       5.0%
Real estate construction                   18,004,805      10.5%        20,291,506      13.2%
Lease financing receivables, net of
   unearned income of $4,357 in
   2005 and $8,034 in 2004                     25,822       0.0%            47,717       0.0%
                                        -------------     -----      -------------     -----
                                          171,677,002     100.0%       153,645,882     100.0%
                                                          =====                        =====
Deferred loan fees and costs,  net           (482,410)                    (485,223)
Allowance for loan and lease
losses                                     (2,776,507)                  (2,428,572)
                                        -------------                -------------
                                        $ 168,418,085                $ 150,732,087
                                        =============                =============


At December 31, 2005, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $1,137,000, with a corresponding valuation allowance of $250,000. At December 31, 2004, the recorded investment in loans for which impairment has been recognized in accordance with Statement No. 114 totaled $1,233,000, with a corresponding valuation allowance of $223,000. For the years ended December 31, 2005, 2004 and 2003, the average recorded investment in impaired loans was approximately $1,060,000, $1,263,000 and $843,000, respectively. During 2005, 2004 and 2003,
$8,000, $7,000 and $8,000 of interest was received and recognized on impaired loans, respectively.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2005, 2004 and 2003


NOTE D--LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

In addition, at December 31, 2005 and 2004, the Company did not have other nonaccrual loans for which impairment had not been recognized.

The Company has no commitments to loan additional funds to the borrowers of impaired or nonaccrual loans.

The maturity and repricing distribution of the loan and lease portfolio at December 31:

                                                     2005                2004
Fixed rate loan maturities                      -------------      -------------
  Three months or less                          $  10,168,260      $   3,913,861
  Over three months to twelve months               12,279,697         12,329,431
  Over one year to five years                      90,625,410         57,186,925
  Over five years                                  23,608,069         31,403,430
Floating rate loans repricing
  Quarterly or more frequently                     30,197,653         45,816,022
  Quarterly to annual frequency                        79,850            381,109
  One to five years frequency                       3,724,175          1,603,134
                                                -------------      -------------
                                                  170,683,145        152,633,912
Nonaccrual loans                                      993,888          1,011,970
                                                -------------      -------------
                                                $ 171,677,002      $ 153,645,882
                                                =============      =============

An analysis of the changes in the allowance for loan and lease losses is as follows for the years ended December 31:

                                               2005           2004           2003
                                            ----------     ----------     ----------

Beginning balance                           $2,428,572     $2,634,625     $2,781,962
Provision for loan and lease losses            360,000        130,000         20,000
Loans charged off:
   Commercial                                  (53,337)      (290,000)      (142,572)
   Consumer                                    (16,976)       (63,007)       (41,161)
                                            ----------     ----------     ----------
                                               (70,313)      (353,007)      (183,733)
Recoveries:
   Commercial                                   55,055         15,416          8,320
   Consumer                                      3,193          1,538          8,076
                                            ----------     ----------     ----------
                                                58,248         16,954         16,396
                                            ----------     ----------     ----------
Ending balances                             $2,776,507     $2,428,572     $2,634,625
                                            ==========     ===========    ==========

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2005, 2004 and 2003


NOTE E--PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at December 31:

                                                      2005                   2004
                                                -----------------     ------------------

      Land                                      $         175,000     $          175,000
      Building                                             71,943                 71,943
      Leasehold improvements                              797,191                768,334
      Furniture, fixtures and equipment                 1,961,130              1,893,372
                                                -----------------     ------------------
                                                        3,005,264              2,908,649
      Less: Accumulated depreciation                   (1,826,598)            (1,543,770)
                                                -----------------     ------------------

                                                $       1,178,666     $        1,364,879
                                                =================     ==================


NOTE F--TIME DEPOSITS

The maturities of time deposits at December 31, 2005 are as follows:

      Maturing within one year                  $45,913,000
      Maturing in one year to two years           6,673,000
      Maturing two years through five years       3,908,000
                                                -----------
                                                $56,494,000
                                                ===========



NOTE G--FEDERAL FUNDS CREDIT LINES

The Company has uncommitted federal funds lines of credit agreements with other banks. The maximum borrowings available under these lines totaled $22,000,000 at December 31, 2005. The Company pledged loans totaling $108,872,000 as collateral to secure advances from the Federal Home Loan Bank of up to $44,678,580. There were no borrowings outstanding under the agreements at December 31, 2005 and 2004.


NOTE H--EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Employee Savings Plan (the Plan) in which the Company matches a portion of the employee's contribution each payday. All employees are eligible for participation following three months of employment. Bancorp contributions are 100% vested at all times. The Company made contributions totaling $131,549 in 2005, $109,628 in 2004 and $92,012 in 2003.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2005, 2004 and 2003


NOTE H--EMPLOYEE BENEFIT PLANS (Continued)

The Company purchased single premium life insurance policies in connection with the implementation of retirement plans for four key officers and for the Board of Directors. The policies provide protection against the adverse financial effects from the death of a key officer and provide income to offset expenses associated with the plans. The officers are insured under the policies, but the Company is the owner and beneficiary. At December 31, 2005 and 2004, the cash surrender value of these policies totaled $9,239,439 and $8,913,136, respectively.

The retirement plans are unfunded and provide for the Company to pay the officers and directors specified amounts for specified periods after retirement and allow them to defer a portion of current compensation in exchange for the Company's commitment to pay a deferred benefit at retirement. If death occurs prior to or during retirement, the Company will pay the officer's beneficiary or estate the benefits set forth in the plans. Deferred compensation is vested as to the amounts deferred. Liabilities are recorded for the estimated present value of future salary continuation benefits and for the amounts deferred by the officers and directors. At December 31, 2005 and 2004, the liability recorded for the executive officer supplemental retirement plan totaled $1,701,811 and $1,494,540, respectively. The amount of pension expense related to this plan for 2005 and 2004 was $207,271 and $54,570, respectively. At December 31, 2005 and 2004, the liability recorded for the director supplemental retirement plan totaled $476,001 and $396,696, respectively. The amount of pension expense related to this plan for 2005 and 2004 was $79,305 and $103,043, respectively. At December 31, 2005 and 2004, the liability recorded for the deferred compensation plan totaled $1,285,194 and $1,129,334, respectively. The amount of expense related to this plan for 2005 and 2004 was $86,103 and $84,785, respectively. The following are the components of the accumulated benefit obligation related to the executive officer and director supplemental retirement plans as of December 31:

                                                               Directors                           Officers
                                                   ----------------------------        ------------------------------
                                                      2005              2004              2005              2004
                                                   ----------        ----------        -----------        -----------

Projected benefit obligation                       $  567,281        $  500,810        $ 1,630,908        $ 1,405,912
Unamortized net transition obligation                 (91,280)         (104,114)            70,903             88,628
                                                   ----------        ----------        -----------        -----------

Benefit obligation included in other               $  476,001        $  396,696        $ 1,701,811        $ 1,494,540
    Liabilities                                    ==========        ==========        ===========        ===========



The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.75% for both 2005 and 2004. No compensation increases were assumed. The entire accumulated benefit obligation was fully vested at December 31, 2005 and 2004.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2005, 2004 and 2003


NOTE H--EMPLOYEE BENEFIT PLANS (Continued)

The following is a reconciliation of the beginning and ending balances of the benefit obligation for the years ended December 31:

                                                             Directors                                     Officers
                                             ----------------------------------------   ------------------------------------------
                                                2005           2004           2003           2005          2004           2003
                                             ------------   -----------   -----------   ------------   ------------   ------------



Benefit obligation at beginning of year      $    396,696   $   293,653   $   208,626   $  1,494,540   $  1,439,970   $  1,223,570
Net periodic pension cost:

   Service cost                                    30,469        39,201        71,387        134,943         35,454        319,856
   Interest cost on projected benefit
      Obligation                                   35,679        36,975        13,640         90,054         10,630        122,265
   Amortization of unrecognized
      liability at transition                       7,990        36,201                      (17,726)         8,486        (56,811)
   Amendments                                       5,167        (9,334)                                                  (168,910)
                                             -------------  -----------   -----------   ------------   ------------   ------------
   Net periodic pension cost recognized            79,305       103,043        85,027        207,271         54,570        216,400
                                             -------------  -----------   -----------   ------------   ------------   ------------
Benefit obligation at end of year            $    476,001   $   396,696   $   293,653   $  1,701,811   $  1,494,540   $  1,439,970
                                             =============  ===========   ===========   ============   ============   ============


The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

                                       Directors         Officers
                                      ----------        ---------

      2007                            $    1,750
      2008                                 7,035       $   27,592
      2009                                10,676           27,592
      2010                                24,389          177,592
      2011 to 2015                       341,981        1,501,140

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2005, 2004 and 2003


NOTE I--NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

Non-interest income is comprised of the following for the years ended December
31:

                                                                      2005                2004                 2003
                                                                 ----------------    ----------------    ----------------

Service charges on deposit accounts                              $      1,258,728    $      1,089,315    $      1,033,990
Other fee income                                                          364,157             305,847             323,780
Life insurance earnings                                                   326,303             297,536             342,888
Investment securities gains (losses)                                        5,094                   -                   -
Other (none exceeding 1% of revenues)                                      14,112              17,073              14,465
                                                                 ----------------    ----------------    ----------------
                                                                 $      1,968,394     $     1,709,771     $     1,715,123
                                                                 ================    ================    ================

Other non-interest expense is comprised of the following for the years ended
December 31:

                                                                      2005                2004                2003
                                                                 ---------------    ----------------    ----------------

Professional and consulting fees                                 $       952,681     $       750,846     $       679,460
Data processing                                                          478,991             462,709             473,932
Stationary and supplies                                                  122,578             168,496             160,992
Staff related                                                            173,777             167,026             175,801
Advertising and business development                                     245,063             201,409             165,142
Postage and telephone                                                    111,429             112,276             123,269
Assessments and insurance                                                150,049             152,172              30,948
Other (none exceeding 1% of revenues)                                    204,318             185,170             176,821
                                                                 ---------------    ----------------    ----------------
                                                                 $     2,438,886     $     2,200,104         $ 1,986,365
                                                                 ===============    ================    ================


                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2005, 2004 and 2003


NOTE J--INCOME TAXES

The provision for income taxes is comprised of the following:

                                2005                 2004                 2003
                          -----------------     ----------------    -----------------

Current
     Federal              $       1,589,736     $        475,585    $         779,365
     State                          594,732              283,965              384,330
                          -----------------     ----------------    -----------------
                                  2,184,468              759,550            1,163,695
Deferred
     Federal                       (382,682)             520,909              228,634
     State                          (90,630)             171,014               54,068
                          -----------------     ----------------    -----------------
                                   (473,312)             691,923              282,702
                          -----------------     ----------------    -----------------
Provision for income      $       1,711,156     $      1,451,473    $       1,446,397
 taxes                    =================     ================    =================

  The following is a reconciliation of income taxes computed at the Federal statutory income tax rate of 34% to the effective income tax rate used for the provision for income taxes:


                                                  2005                2004                  2003
                                            -----------------    -----------------     -----------------

 Income tax at Federal statutory rate       $       1,720,293    $       1,482,092     $       1,481,517

      State franchise tax, less Federal
            income tax benefit                        361,990              311,867               311,746
      Interest on municipal obligations exempt                                                                             )
            from Federal tax                         (247,467)            (269,872)             (217,541)
      Life insurance earnings                        (134,288)            (122,449)             (141,113)
      Incentive stock option expense                   42,669               42,669
      Meals and entertainment                           5,452                7,050                 8,175
      Other differences                               (37,493)                 116                 3,613
                                            -----------------    -----------------     -----------------
 Provision for income taxes                 $       1,711,156    $       1,451,473     $       1,446,397
                                            =================    =================     =================

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2005, 2004 and 2003


NOTE J--INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to the components of the net deferred tax asset recorded as an other asset as of December 31 were as follows:

                                                                          2005                 2004                 2003
                                                                    -----------------     ----------------    -----------------

     Deferred tax assets:
         Nonqualified benefit plans                                 $       1,427,237     $      1,244,196    $       1,125,765
         Allowance for loan losses                                            979,526              840,827              959,890
         Unrealized securities holding losses                                 217,076              100,407
         Accrued liabilities                                                  210,374              111,035               80,611
         State franchise taxes                                                202,481               96,810              130,672
         Other                                                                 64,389               21,038               13,773
                                                                    -----------------     ----------------    -----------------
                                      Total deferred tax assets             3,101,083            2,414,313            2,310,711

     Deferred tax liabilities:
         Depreciation                                                         128,231              143,513               74,347
         Unrealized securities holding gains                                                                             16,477
         Other                                                                 62,809               49,269               40,956
                                                                    -----------------     ----------------    -----------------
                                 Total deferred tax liabilities               191,040              192,782              131,780
                                                                    -----------------     ----------------    -----------------
                                        Net deferred tax assets     $       2,910,043     $      2,221,531    $       2,178,931
                                                                    =================     ================    =================

Amounts presented for the tax effects of temporary differences are based upon estimates and assumptions and could vary from amounts ultimately reflected on the Company's tax returns. Accordingly, the variances from amounts reported for prior years are primarily the result of adjustments to conform to the tax returns as filed.

Income tax receivable was $219,573 at December 31, 2005 and income tax payable was $4,006 at December 31, 2004.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2005, 2004 and 2003


NOTE K--EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share for the years ended December 31:

                                                      2005                 2004              2003
                                                  -----------           -----------        -----------
Basic:

Net income                                        $ 3,348,529           $ 2,907,621        $ 2,911,007
                                                  ===========           ===========        ===========
Weighted-average common shares outstanding          2,170,866             2,148,558          2,165,066
                                                  ===========           ===========        ===========
Earnings per share                                $      1.54           $      1.35        $      1.34
                                                  ===========           ===========        ===========

Diluted:

Net income                                        $ 3,348,529           $ 2,907,621        $ 2,911,007
                                                  ===========           ===========        ===========
Weighted-average common shares outstanding          2,170,866             2,148,558          2,165,066

Net effect of dilutive stock options - based
  on the treasury stock method using average
  market price                                        132,773               179,825            199,367
                                                  -----------           -----------        -----------

Weighted-average common shares outstanding
  and common stock equivalents                      2,303,639             2,328,383          2,364,433
                                                  ===========           ===========        ===========
Earnings per share - assuming dilution            $      1.45           $      1.25        $      1.23
                                                  ===========           ===========        ===========


NOTE L--STOCK OPTION PLAN

The Company has a stock option plan (the Plan), effective March 31, 1996 and terminated on May 14, 2002 under which incentive and nonstatutory stock options, as defined under the Internal Revenue Code, were granted. The Plan was administered by a Committee appointed by the Board. No additional options are available for granting under this plan. The options granted under this plan may have an exercise period of no more than 10 years, a portion of which are subject to a graded vesting schedule of 20% per year.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2005, 2004 and 2003


NOTE L--STOCK OPTION PLAN (Continued)

The Company approved an equity incentive plan (the Plan), effective May 14, 2002 and terminating May 14, 2012, under which stock options, restricted stock, stock appreciation rights and stock bonuses may be granted. The Plan is administered by a Committee appointed by the Board. Options representing 123,555 shares of the Company's authorized and unissued common stock may be granted under the Plan by the Committee to directors and employees of the Company at a price to be determined by the Committee but shall not be less than 100% of the fair market value of the shares on the date the incentive stock option is granted. The options may have an exercise period of no more than 10 years and vesting is at the discretion of the Committee. The number of options granted in January 2004 was 67,500. No options were granted in 2005 and 2003.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004: dividend yield of zero; expected volatility of 37.76 percent; risk-free interest rate of 4.39 percent and expected life of 10 years.

A summary of stock option activity, adjusted to give effect to stock dividends and stock splits follows for the years ended December 31:

                                                                 Incentive Stock Options
                            --------------------------------------------------------------------------------------------------
                                          2005                              2004                            2003
                            ------------------------------    ------------------------------    ------------------------------
                               Weighted-         Shares          Weighted-        Shares          Weighted-         Shares
                                Average                           Average                          Average
                            Exercise Price                    Exercise Price                    Exercise Price
                            ---------------    -----------    ---------------   ------------    --------------    ------------

Shares under option at
   beginning of year        $         12.94        179,730    $          8.27        147,269    $         8.24         170,435

Options granted                                                         20.71         67,500

Options exercised                      7.70        (45,295)              8.29        (35,039)             8.07         (23,166)

Options cancelled                     20.71         (1,350)
                                               -----------                      ------------                      ------------

Shares under option at
   end of year                        14.64        133,085              12.94        179,730              8.27         147,269
                                               ===========                      ============                      ============
Options exercisable at
   end of year                                      93,935                           125,730                           142,635

Weighted-average fair
 value of options
 granted during the
 year                                                                    7.68

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2005, 2004 and 2003


NOTE L--STOCK OPTION PLAN (Continued)

                                                                 Nonstatutory Stock Options
                                  ------------------------------------------------------------------------------------------
                                                2005                           2004                              2003
                                  --------------------------      --------------------------      --------------------------
                                    Weighted-                       Weighted-                       Weighted-
                                     Average                         Average                         Average
                                  Exercise Price     Shares       Exercise Price     Shares       Exercise Price      Shares
                                  --------------    --------      --------------    --------      --------------     --------

Shares under option at
 beginning of year                $         8.05     208,465      $         8.00     319,670      $         7.89      338,145
Options exercised                           7.94     (23,165)               7.90    (111,205)               6.09      (18,475)
                                                    --------                        --------                         --------
Shares under option at
 end of year                                8.07     185,300                8.05     208,465                8.00      319,670
                                                    ========                        ========                         ========

Options exercisable at
 end of year                                         185,300                         208,465                          273,341


The following table summarizes information about fixed stock options outstanding at December 31, 2005:

                                            Options Outstanding
                          ------------------------------------------------------------
                                            Weighted-Average
      Range of                  Number          Remaining           Weighted-Average
   Exercise Prices           Outstanding     Contractual Life        Exercise Price
------------------        --------------    -------------------    -----------------
$ 5.46  to  $ 6.53                 6,735             1.27 years    $            5.79
$ 7.83  to  $ 7.97               211,916             3.29 years                 7.96
$ 9.73  to  $10.77                31,930             2.18 years                10.17
$14.51  to  $20.71                67,804             8.02 years                20.56
                          --------------
                                 318,385             5.08 years                10.81
$ 5.46  to  $20.71        ==============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2005, 2004 and 2003


NOTE L--STOCK OPTION PLAN (Continued)

                              Options Exercisable
                      -----------------------------------
    Range of               Number        Weighted-Average
 Exercise Prices         Outstanding      Exercise Price
------------------    --------------   ------------------
$ 5.46  to  $ 6.53             6,735   $            5.79
$ 7.83  to  $ 7.97           211,916                7.96
$ 9.73  to  $10.77            31,930               10.17
$14.51  to   20.71            28,654               20.35
                      --------------

$5.46 to $20.71              279,235                9.43
                      ==============


NOTE M--RELATED PARTY TRANSACTIONS

The Company has entered into transactions with its directors, executive officers and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The following is a summary of the aggregate activity involving related party borrowers at December 31, 2005 and 2004:

                                                2005                 2004
                                          ----------------    ------------------
Loans outstanding at beginning of year    $      3,474,000    $        3,095,000
Loans disbursements                              1,730,000             1,040,000
Loan repayments                                 (2,547,000)             (661,000)
                                          ----------------    ------------------
      Loans outstanding at end of year    $      2,657,000    $        3,474,000
                                          ================    ==================


At December 31, 2005, commitments to related parties of approximately $2,220,000
were  undisbursed.   Deposits  received  from  directors  and  officers  totaled
$8,351,000 and $6,841,000 at December 31, 2005 and 2004, respectively.

The Company leases its Glen Ellen office from a director of the Company under a noncancellable operating lease. Lease expense for the years ended December 31, 2005 and 2004 was $14,140 and $13,596, respectively. The remaining lease commitment is approximately $33,860 through March 2008 including a

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2005, 2004 and 2003


NOTE M--RELATED PARTY TRANSACTIONS (Continued)

minimum inflationary increase of 4% per year. The monthly lease payments will be increased annually based upon the Consumer Price Index, but not less than 4% annually. The term of the lease is 5 years with an option to extend the lease term for two additional 5 year terms at the same Consumer Price Index limitations.


NOTE N--COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments: The Company leases its three Sonoma offices, the Glen Ellen office and the Banco de Sonoma office under noncancelable operating leases with remaining terms of approximately four years, five years, five years, three years and three years, respectively. All of the leases require adjustments to the base rent for changing price indices and two have a minimum annual increase of four percent. The Sonoma main office lease and the Sonoma Finance Center lease have the option to renew for two consecutive five-year terms and the Sonoma annex office has an option to renew for one five-year period and one four-year period. The Glen Ellen office and the Banco de Sonoma office lease each have an option to renew for two additional five-year terms. The following table summarizes future minimum commitments under the noncancelable operating leases.

  Year ended December 31:
                    2006           $   348,905
                    2007               360,842
                    2008               359,937
                    2009               205,687
                    2010                25,363
                                   -----------
                                   $ 1,300,734
                                   ===========


Rental expense was $347,000 in 2005, $318,000 in 2004 and $289,000 in 2003.

Financial Instruments with Off-Balance-Sheet Risk: The Company's financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Company's commitments and contingent liabilities at December 31 is as follows:

                                                Contractual Amounts
                                             2005               2004
                                         -------------     -------------

          Commitments to extend credit   $  48,643,000     $  34,574,000
          Standby letters of credit            348,000           360,000

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2005, 2004 and 2003


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

The Company has not incurred any losses on its commitments in 2005, 2004 or 2003.

As a guarantor of its customer's credit card accounts, the Company is contingently liable for credit card receivable balances held by another financial institution should the customers default. The total amount guaranteed as of December 31, 2005 and 2004 was $207,000 and $210,500, respectively.


NOTE O--CONCENTRATIONS OF CREDIT RISK

Most of the Company's business activity is with customers located within the State of California, primarily in Sonoma County. The economy of the Company's primary service area is heavily dependent on the area's major industries which are tourism and agriculture, especially wineries, dairies and cheese producers. General economic conditions or natural disasters affecting the primary service area or its major industries could affect the ability of customers to repay loans and the value of real property used as collateral. While the Company has a diversified loan portfolio, approximately 89% of these loans are secured by real estate in its service area.

The concentrations of credit by type of loan are set forth in Note D. The distribution of commitments to extend credit approximates the distribution of loans outstanding. In addition, the Company has loan commitments in the wine/agricultural industry, tourism industry and construction loans, representing 6%, 13% and 18%, of outstanding loans, respectively. Standby letters of credit were granted primarily to commercial

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2005, 2004 and 2003


NOTE O--CONCENTRATIONS OF CREDIT RISK (Continued)

borrowers. The Company, as a matter of policy, does not extend credit to any single borrower or group of related borrowers on a secured basis in excess of 25% of its unimpaired capital (shareholders' equity plus the allowance for credit losses) and on an unsecured basis in excess of 15% of its unimpaired capital.

The concentrations of investments are set forth in Note C. The Company places its investments primarily in financial instruments backed by the U.S. Government and its agencies or by high quality financial institutions, municipalities or corporations. The Company has significant funds deposited with four correspondent banks. In addition, deposits with two correspondent banks were in excess of the federally insured limit by $1,804,027 at December 31, 2005. While management recognizes the inherent risks involved in such concentrations, this concentration provides the Company with an effective and cost efficient means of managing its liquidity position and item processing needs. Management closely monitors the financial condition of their correspondent banks on a continuous basis. The Company also maintains additional deposit accounts with other correspondent banks should management determine that a change in its correspondent banking relationship would be appropriate.

At December 31, 2005, the Company had life insurance policies with cash surrender values of $2,404,926, $1,979,911, $1,796,550 and $1,782,142 with four insurance companies, which represented 11%, 9%, 8% and 8%, respectively, of the Company's net worth. Management closely monitors the financial condition and rating of these insurance companies on a regular basis.


NOTE P--REGULATORY MATTERS

Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank's regulatory agency. Cash dividends are limited to the lesser of retained earnings, if any, or net income for the last three years, net of the amount of any other distributions made to shareholders during such periods. As of December 31, 2005, $3,872,811 was available for cash dividend distribution without prior approval.

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Deposit Insurance Corporation (FDIC). Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2005, 2004 and 2003


NOTE P--REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category. The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                                To Be Well
                                                                                            Capitalized Under
                                                                      For Capital           Prompt Corrective
                                               Actual               Adequacy Purposes       Action Provisions
                                         Amount      Ratio       Amount       Ratio     Amount        Ratio
                                        --------     ------     --------     ------    -------        -----
                                                                        (in thousands)

As of December 31, 2005:
   Total Capital
      (to Risk Weighted Assets)         $ 24,514     11.4%     >$ 17,211     >8.0%     >$ 21,513     > 10.0%
                                                               -             -         -             -
   Tier I Capital
      (to Risk Weighted Assets)         $ 21,824     10.1%     >$  8,605     >4.0%     >$ 12,908     >  6.0%
                                                               -             -         -             -
   Tier I Capital
      (to Average Assets)               $ 21,824      9.1%     >$  9,576     >4.0%     >$ 11,970     >  5.0%
                                                               -             -         -             -

As of December 31, 2004:
   Total Capital
        (to Risk Weighted Assets)       $ 21,934     11.3%     >$ 15,468     >8.0%     >$ 19,335     > 10.0%
                                                               -             -         -             -
   Tier I Capital
        (to Risk Weighted Assets)       $ 19,517     10.1%     >$  7,734     >4.0%     >$ 11,601     >  6.0%
                                                               -             -         -             -
   Tier I Capital
        (to Average Assets)             $ 19,517      8.9%     >$  8,732     >4.0%     >$ 10,915     >  5.0%
                                                               -             -         -             -

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2005, 2004 and 2003


NOTE Q--CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

A condensed balance sheet as of December 31, 2005 and 2004 and the related condensed statement of operations and cash flows for the years ended December 31, 2005, 2004 and 2003 for Sonoma Valley Bancorp (parent company only) are presented as follows:

                            Condensed Balance Sheets
                           December 31, 2005 and 2004

                                                             2005             2004
                                                          -----------     -----------
Assets
     Cash                                                 $   911,439     $   662,310
     Other assets                                             289,877         706,597
     Investment in common stock of subsidiary              22,459,620      19,373,503
                                                          -----------     -----------
                                     Total assets         $23,660,936     $20,742,410
                                                          ===========     ===========
Liabilities
     Accrued expenses                                     $   221,143     $    61,250

Shareholders' equity
     Common stock                                          16,256,427      15,528,940
     Retained earnings and other equity                     7,183,366       5,152,220
                                                          -----------     -----------
        Total liabilities and shareholders' equity        $23,660,936     $20,742,410
                                                          ===========     ===========



                       Condensed Statements of Operations
              For the years ended December 31, 2005, 2004 and 2003

                                                        2005          2004           2003
                                                     ----------    ----------     ----------
Dividend from subsidiary                             $  500,000    $4,000,000     $1,500,000
Expenses                                                601,886       303,690        145,553
                                                     ----------    ----------     ----------
Income (loss) before income taxes and equity           (101,886)    3,696,310      1,354,447
     in undistributed income of subsidiary
Equity in undistributed net income of subsidiary      3,252,996      (877,370)     1,497,186
Income tax benefit                                      197,419        88,681         59,374
                                                     ----------    ----------     ----------
Net income                                           $3,348,529    $2,907,621     $2,911,007
                                                     ==========    ==========     ==========

                      SONOMA VALLEY BANCORP AND SUBSIDIARY

                        December 31, 2005, 2004 and 2003


NOTE Q--CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (Continued)

                          Condensed Statements of Cash
                  Flows For the years ended December 31, 2005,
                                  2004 and 2003

                                                             2005            2004             2003
                                                          -----------     -----------     -----------
Operating activities:
    Net income                                            $ 3,348,529     $ 2,907,621     $ 2,911,007
    Adjustments to reconcile net income to net cash
       Provided by operating activities:
       Equity in undistributed net income of                                                                          )
          subsidiary                                       (3,252,996)        877,370      (1,497,186)
       Stock options granted                                  103,680         103,680
       Net change in other assets                             549,057         169,526          20,292
       Net change in accrued expenses                         159,893         (14,210)         (8,707)
                                                          -----------     -----------     -----------
             Net cash provided by operating activities        908,163       4,043,987       1,425,406
                                                          -----------     -----------     -----------
Financing activities:
    Stock repurchases                                        (113,668)     (4,506,183)     (1,090,395)
    Stock options exercised                                   532,635       1,168,805         299,681
    Cash dividends paid                                    (1,078,001)       (906,732)
    Fractional shares purchased                                                (7,498)        (14,193)
                                                          -----------     -----------     -----------
                 Net cash used by financing activities       (659,034)     (4,251,608)       (804,907)
                                                          -----------     -----------     -----------
               Net change in cash and cash equivalents        249,129        (207,621)        620,499

        Cash and cash equivalents at beginning of year        662,310         869,931         249,432
                                                          -----------     -----------     -----------
              Cash and cash equivalents at end of year    $   911,439     $   662,310     $   869,931
                                                          ===========     ===========     ===========
Supplemental Disclosures of Noncash Activities:
    Stock Dividends                                                                       $ 1,997,422


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

                        December 31, 2005, 2004 and 2003


NOTE R--FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company as a whole.

The estimated fair values of the Company and Subsidiary's financial instruments are as follows at December 31:

                                                           2005                                   2004
                                             ---------------------------------     ----------------------------------
                                             Carrying Amount    Estimated Fair     Carrying Amount     Estimated Fair
                                                                    Value                                  Value
                                             ---------------    -------------      ---------------     --------------
Financial assets:
     Cash and due from banks                 $  6,988,820       $  6,988,820       $  5,471,669        $  5,471,669
     Federal funds sold                         2,050,000          2,050,000          9,840,000           9,840,000
     Interest-bearing due from  banks              39,521             39,521             35,551              35,551
     Investment securities
         available-for-sale                    33,917,094         33,917,094         20,253,490          20,253,490
     Investment securities held-
         to-maturity                           16,499,865         16,634,518         17,418,303          17,842,432
     Loans and lease financing
      receivable, net                         168,418,085        168,520,446        150,732,087         151,518,077
     Accrued interest receivable                1,400,255          1,400,255          1,138,607           1,138,607
     Cash surrender value of life
      insurance                                 9,239,439          9,239,439          8,913,136           8,913,136

Financial liabilities:
     Deposits                                 215,758,767        216,317,041        193,663,015         193,663,015
     Accrued interest payable                      90,664             90,664             55,586              55,586


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

                        December 31, 2005, 2004 and 2003


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

NOTE S--SUBSEQUENT EVENTS

On February 15, 2006, the Board of Directors declared a cash dividend of $0.25 per share to shareholders of record on March 1, 2006 and payable on March 15, 2006.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9B. OTHER INFORMATION.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements

     The following financial statements of the Company are filed as part of this Annual Report:

                                                                           Page
                                                                          Number
     1.  Independent Auditor's Report ........................................47


     2.  Consolidated Balance Sheets as of December 31, 2005 and 2004 ........48

     3.  Consolidated Statements of Operations for the three years ended
         December 31, 2005, 2004 and 2003.....................................49

     4.  Consolidated Statements of Changes in Shareholders' Equity
         for the three years ended December 31, 2005, 2004 and 2003....50 and 51

     5.  Consolidated Statements of Cash Flows for the three years ended
         December 31, 2005, 2004 and 2003..............................52 and 53

     6.  Notes to Consolidated Financial Statements ..........................54

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

SONOMA VALLEY BANCORP,
A California corporation


/s/ Mel Switzer, Jr.                                             March 15, 2006
---------------------------------------------
Mel Switzer, Jr.
President and
Chief Executive Officer
(Principal Executive Officer)



/s/ Mary Dieter Smith                                             March 15, 2006
---------------------------------------------
Mary Dieter Smith
Executive Vice President and
Chief Operating Officer
(Principal Finance and Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Suzanne Brangham                                              March 15, 2006
---------------------------------------------
Suzanne Brangham, Secretary
of the Board and Director



/s/ Dale T. Downing                                               March 15, 2006
---------------------------------------------
Dale T. Downing, Director



/s/ Frederick H. Harland                                          March 15, 2006
---------------------------------------------
Frederick H. Harland, Director



/s/ Robert B. Hitchcock                                           March 15, 2006
---------------------------------------------
Robert B. Hitchcock, Director

/s/ Gerald J. Marino                                              March 15, 2006
---------------------------------------------
Gerald J. Marino, Director



/s/ Gary D. Nelson                                                March 15, 2006
---------------------------------------------
Gary D. Nelson, Director



/s/ Robert J. Nicholas                                            March 15, 2006
---------------------------------------------
Robert J. Nicholas, Chairman
of the Board and Director



/s/ Angelo C. Sangiacomo                                          March 15, 2006
---------------------------------------------
Angelo C. Sangiacomo, Director



/s/ Jesse R. Stone                                                March 15, 2006
---------------------------------------------
Jesse R. Stone, Director



/s/ Mel Switzer, Jr.                                              March 15, 2006
---------------------------------------------
Mel Switzer, Jr., President, Chief
Executive Officer and Director
(Principal Executive Officer)



/s/ Harry Weise                                                   March 15, 2006
---------------------------------------------
Harry Weise, Director




/s/ Mary Dieter Smith                                             March 15, 2006
---------------------------------------------
Mary Dieter Smith, Executive Vice
President, Chief Operating Officer and
Chief Financial Officer (Principal
Finance and Accounting Officer)