Form 10-Q
period 2006-03-31
SONOMA VALLEY BANCORP
filed 2006-05-15
CIK 1120427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


      [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 2006


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large Accelerated filer Accelerated filer Non-accelerated filer x

The number of shares outstanding of the registrant's Common Stock, no par value, as of May 2, 2006 was 2,254,276.

INDEX

Part I Financial Information                                        Page Number
                                                                    -----------

Item 1.  Financial Statements (Unaudited):

     Consolidated Balance Sheets at March 31, 2006,
     December 31, 2005 and March 31, 2005.....................................3

     Consolidated Statements of Operations for the
     three months ended March 31, 2006 and 2005...............................4

     Consolidated Statements of Changes in Shareholders' Equity
     for the three months ended March 31, 2006,
     and the years ended December 31, 2005 and 2004...........................5

     Consolidated Statements of Cash Flows for the
     three months ended March 31, 2006 and 2005...............................7

     Notes to Consolidated Financial Statements...............................8

     Average Balances, Yields and Rates Paid
     for the three months ended March 31, 2006 and 2005......................10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...........24

Item 4.  Controls and Procedures.............................................24


Part II  Other Information

Item 1.  Legal Proceedings...................................................25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.........25

Item 3.  Defaults Upon Senior Securities.....................................25

Item 4.  Submission of Matters to a Vote of Security Holders.................25

Item 5.  Other Information...................................................25

Item 6.  Exhibits............................................................26

Signatures...................................................................27

Certifications...............................................................28

                                     Part I

Item 1. The information furnished in these interim statements reflects all adjustments and accruals which are, in the opinion of management, necessary for a fair statement of the results for such periods. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

                              FINANCIAL STATEMENTS
                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
             March 31, 2006 (Unaudited), December 31, 2005 (Audited)
                         and March 31, 2005 (Unaudited)

                                                                             March 31,       December 31,       March 31,
                                                                               2006             2005              2005
                                                                           ------------     ------------     -------------
ASSETS
    Cash and due from banks                                                $  6,650,468     $  6,988,820     $  5,921,096
    Federal funds sold                                                        3,900,000        2,050,000                0
    Interest-bearing due from banks                                              39,292           39,521           28,491
                                                                           ------------     ------------     ------------
                                       Total cash and cash equivalents       10,589,760        9,078,341        5,949,587
                                                                             26,856,363       33,917,094       34,893,820
    Investment securities available-for-sale at fair value
    Investment securities held-to-maturity (fair value
        of $16,584,803, $16,634,519 and $17,282,849,
         respectively)                                                       16,476,519       16,499,865       17,053,628
    Loans and lease financing receivables, net                              181,803,742      168,418,085      154,268,219
    Premises and equipment, net                                               1,145,540        1,178,666        1,299,879
    Accrued interest receivable                                               1,329,099        1,400,255        1,225,535
    Cash surrender value of life insurance                                    9,321,560        9,239,439        8,989,359
    Other assets                                                              4,050,794        4,331,172        3,108,467
                                                                           ------------     ------------     ------------
                                                          Total assets     $251,573,377     $244,062,917     $226,788,494
                                                                           ============     ============     ============
LIABILITIES
    Noninterest-bearing demand deposits                                    $ 55,181,969     $ 49,460,864     $ 43,438,855
    Interest-bearing transaction deposits                                    30,890,134       35,586,113       33,489,731
    Savings and money market deposits                                        73,355,289       74,218,076       72,910,910
    Time deposits, $100,000 and over                                         36,831,872       32,011,640       26,442,251
    Other time deposits                                                      26,306,510       24,482,074       18,621,134
                                                                           ------------     ------------     ------------
                                                        Total deposits      222,565,774      215,758,767      194,902,881
    Other borrowings                                                                  0                0        7,150,000
    Accrued interest payable and other liabilities                            4,679,252        4,864,357        3,915,337
                                                                           ------------     ------------     ------------
                                                     Total liabilities      227,245,026      220,623,124      205,968,218

SHAREHOLDERS' EQUITY
    Common stock, no par value; 10,000,000
     shares authorized; 2,261,444 shares at
     March 31, 2006, 2,204,949 shares at
     December 31, 2005 and 2,151,370 shares at
     March 31, 2005 issued and outstanding                                   16,914,230       16,256,427       15,686,097
    Retained earnings                                                         7,721,657        7,493,757        5,488,476
    Accumulated other comprehensive loss                                       (307,536)        (310,391)        (354,297)
                                                                           ------------     ------------     ------------
                                            Total shareholders' equity       24,328,351       23,439,793       20,820,276
                                                                           ------------     ------------     ------------

                            Total liabilities and shareholders' equity     $251,573,377     $244,062,917     $226,788,494
                                                                           ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

               For the three months ended March 31, 2006 and 2005


                                                                         2006             2005
                                                                      -----------     -----------
INTEREST INCOME
    Loans and leases                                                  $ 3,287,464     $ 2,738,037
    Taxable securities                                                    245,491         227,682
    Tax-exempt securities                                                 151,112         159,337
    Federal funds sold                                                     65,137          45,460
    Dividends                                                              10,221               0
                                                                      -----------     -----------
                                            Total interest income       3,759,425       3,170,516

INTEREST EXPENSE
    Interest-bearing transaction deposits                                  13,001          14,517
    Savings and money market deposits                                     244,259         162,736
    Time deposits, $100,000 and over                                      310,144         176,405
    Other time deposits                                                   212,956         106,740
    Other borrowings                                                          474           7,231
                                                                      -----------     -----------
                                           Total interest expense         780,834         467,629
                                                                      -----------     -----------
          NET INTEREST INCOME                                           2,978,591       2,702,887
    Provision for loan and lease losses                                    50,000          90,000
                                                                      -----------     -----------
                                        NET INTEREST INCOME AFTER
                                           PROVISION FOR LOAN AND
                                                     LEASE LOSSES       2,928,591       2,612,887
NON-INTEREST INCOME                                                       504,634         459,097
NON-INTEREST EXPENSE
    Salaries and employee benefits                                      1,136,694       1,107,431
    Premises and equipment                                                250,207         229,305
    Other                                                                 617,109         636,622
                                                                      -----------     -----------
                                       Total non-interest expense       2,004,010       1,973,358
                                                                      -----------     -----------
Income before provision for income taxes                                1,429,215       1,098,626
Provision for income taxes                                                507,162         368,040
                                                                      -----------     -----------

                                                       NET INCOME     $   922,053     $   730,586
                                                                      ===========     ===========

                                             NET INCOME PER SHARE     $       .41     $       .34
                                                                      ===========     ===========
                                             NET INCOME PER SHARE
                                                ASSUMING DILUTION     $       .40     $       .32
                                                                      ===========     ===========

                                       4
   The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

      For the three months ended March 31, 2006 (Unaudited), and the years ended December 31, 2005 (Audited) and 2004 (Audited)


                                                                                                     Accumulated
                                                                                                        Other
                                   Comprehensive             Common Stock             Retained       Comprehensive
                                      Income            Shares       Amount           Earnings          Income           Total
                                   -------------      ---------    ------------     ------------     -------------    ------------
BALANCE AT
  JANUARY 1, 2004                                     1,457,594    $15,061,636        $6,386,083     $     23,560     $ 21,471,279

Redemption and retirement
 of stock                                                  (601)         (6,218)         (11,839)                          (18,057)
Stock options exercised and
 related tax benefits                                    97,494       1,786,065                                          1,786,065
Redemption of stock
 under tender offer                                    (126,208)     (1,416,223)      (3,071,903)                       (4,488,126)
Cash dividends                                                                          (906,732)                         (906,732)
Stock options granted                                                   103,680                                            103,680
3 for 2 stock split                                     713,825
Fractional shares                                                                         (7,498)                           (7,498)
Net income for the year            $ 2,907,621                                         2,907,621                         2,907,621
Other comprehensive
 income, net of tax:
 Unrealized holding losses
  on securities available-
  for-sale arising during
  the year, net of taxes
  of $116,844                         (167,072)
Other comprehensive                -----------
income, net of taxes                  (167,072)                                                           (167,072)       (167,072)
                                   -----------        ---------    ------------     ------------     -------------    ------------

Total comprehensive income         $ 2,740,549
                                   ===========
BALANCE AT
 DECEMBER 31, 2004                                    2,142,104      15,528,940        5,295,732          (143,512)     20,681,160
Redemption and retirement
 of stock                                                (5,616)        (41,165)         (72,503)                         (113,668)
Stock options exercised and
 related tax benefits                                    68,461         664,972                                            664,972
Cash dividends                                                                        (1,078,001)                       (1,078,001)
Stock options granted                                                   103,680                                            103,680
Net income for the year            $   3,348,529                                       3,348,529                         3,348,529
Other comprehensive income,
 net of tax:
 Unrealized holding losses
  on securities available-
  for-sale arising during
  the year, net of taxes
  of $116,709                           (166,879)
                                   -------------
Other comprehensive income,
 net of taxes                           (166,879)                                                         (166,879)       (166,879)
                                   -------------      ---------    ------------     ------------     -------------    ------------
Total comprehensive income         $   3,181,650
                                   =============

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

      For the three months ended March 31, 2006 (Unaudited), and the years ended December 31, 2005 (Audited) and 2004 (Audited)

                                                                                                     Accumulated
                                                                                                        Other
                                   Comprehensive             Common Stock             Retained       Comprehensive
                                      Income            Shares       Amount           Earnings          Income           Total
                                   -------------      ---------    ------------     ------------     -------------    ------------
BALANCE AT
  DECEMBER 31, 2005                                   2,204,949     $16,256,427      $ 7,493,757       $  (310,391)   $ 23,439,793

Redemption and retirement                                (7,867)        (57,980)        (131,587)                         (189,567)
  of stock
Stock options exercised and
  related tax benefits                                   64,362         689,863                                            689,863
Cash dividend                                                                           (562,566)                         (562,566)
Stock options granted                                                    25,920                                             25,920
Net income for the year            $     922,053                                         922,053                           922,053
Other comprehensive income,
  net of tax:
  Unrealized holding gains
    on securities available-
    for-sale arising during
    the year, net of taxes
    of ($1,997)                            2,855
                                   -------------
Other comprehensive loss,
  net of taxes                             2,855                                                             2,855           2,855
                                   -------------      ---------    ------------     ------------     -------------    ------------
Total comprehensive income         $     924,908
                                   =============
BALANCE AT
 MARCH 31, 2006                                       2,261,444    $ 16,914,230     $  7,721,657     $    (307,536)   $ 24,328,351
                                                      =========    ============     ============     =============    ============

   The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

               For the three months ended March 31, 2006 and 2005



                                                                     2006              2005
                                                                 ------------     ------------

OPERATING ACTIVITIES
    Net income                                                   $    922,053     $    730,586
    Adjustments to reconcile net income
      to net cash provided by operating activities:
         Provision for loan and lease losses                           50,000           90,000
         Depreciation                                                  73,723           77,416
         Amortization and other                                        38,929           41,005
         Stock options granted                                         25,920           25,920
         Net change in interest receivable                             71,156          (86,928)
         Net change in cash surrender value
          of life insurance                                           (82,121)         (76,223)
         Net change in other assets                                   278,381          118,688
         Net change in interest payable and other liabilities        (185,105)          12,050
                                                                 ------------     ------------
                     NET CASH PROVIDED BY OPERATING ACTIVITIES      1,192,936          932,514

INVESTING ACTIVITIES
    Purchases of securities available-for-sale                              0      (15,014,860)
    Proceeds from maturing securities held-to-maturity              7,050,000          340,000
    Net change in loans and leases                                (13,435,657)      (3,626,132)
    Purchases of premises and equipment                               (40,597)         (12,416)
                                                                 ------------     ------------
                        NET CASH USED FOR INVESTING ACTIVITIES     (6,426,254)     (18,313,408)
FINANCING ACTIVITIES
    Net change in demand, interest-bearing
      transaction and savings deposits                                162,339          114,988
    Net change in time deposits                                     6,644,668        1,124,878
    Stock repurchases                                                (189,567)               0
    Cash dividend paid                                               (562,566)        (537,842)
    Net change in FHLB borrowings                                           0        7,150,000
    Stock options exercised                                           689,863          131,237
                                                                 ------------     ------------
                     NET CASH PROVIDED BY FINANCING ACTIVITIES      6,744,737        7,983,261
                                                                 ------------     ------------
                       NET CHANGE IN CASH AND CASH EQUIVALENTS      1,511,419       (9,397,633)
    Cash and cash equivalents at beginning of period                9,078,341       15,347,220
                                                                 ------------     ------------
                    CASH AND CASH EQUIVALENTS AT END OF PERIOD   $ 10,589,760     $  5,949,587
                                                                 ============     ============
SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION:

Cash paid during the year for:
    Interest expense                                             $    756,950     $    462,501
    Income taxes                                                 $     60,000     $    140,000

SUPPLEMENTAL DISCLOSURES OF
  NONCASH ACTIVITIES:
Net change in unrealized gains and losses on securities          $      4,852     $   (358,200)
Net change in deferred income taxes on unrealized
    gains and losses on securities                               $     (1,997)    $    147,415


   The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2006
                                   (Unaudited)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Sonoma Valley Bancorp and Subsidiary (the "Company") at March 31, 2006 and results of operations for the three months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results through December 31, 2006.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Sonoma Valley Bancorp and its wholly owned subsidiary, Sonoma Valley Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Commitments

The Company has no outstanding performance letters of credit at March 31, 2006 and March 31, 2005.

Note 4 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding. The weighted average number of common shares used in computing the net income per common share for the period ending March 31, 2006 was 2,226,317 and for the period ending March 31, 2005 was 2,150,804.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding. The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending March 31, 2006 was 2,333,134 and for the period ending March 31, 2005 was 2,300,299.

Note 5 - Stock Option Accounting

The Company has a stock-based employee and director compensation plan. Prior to January 1, 2003, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income for stock options granted prior to January 1, 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Options were granted in 2004 under the fair value method. Awards under the Company's plan vest over five years. The cost related to stock-based employee compensation is included in the determination of net income for the quarters ended March 31, 2006 and 2005.

Note 6 - Employee Benefit Plans

The Company provides retirement plans to its key officers and directors. The plans are unfunded and provide for the Company to pay the officers and directors specified amounts for specified periods after retirement. The amount of pension expense related to this plan, and the components of pension expense for the three months ended March 31, 2006 and 2005 are as follows:

                                                        Directors                   Officers
                                                  --------------------     ------------------------
                                                    2006         2005         2006            2005
                                                  --------    --------     ---------     ----------

Service cost                                      $  6,694    $  7,135     $  77,152     $   33,739

Interest cost on projected benefit obligation       10,373       8,327        (9,489)        (4,436)

Amortization of unrecognized liability at            4,901       1,864        56,696         22,515
                                                  --------     -------     ---------     ----------
transition
Net periodic pension cost recognized              $ 21,968    $ 17,326     $ 124,359     $   51,818
                                                  ========    ========     =========     ==========

                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
               For the three months ended March 31, 2006 and 2005

                                                                   2006                                        2005
                                                                   ----                                        ----
ASSETS                                        Average         Income/        Yield/       Average          Income/         Yield/
                                              Balance         Expense         Rate        Balance          Expense          Rate
                                           ------------     ------------     -----      ------------     ------------      -----

Interest-earning assets:
Loans(2):
  Commercial                               $119,227,389     $  2,262,077      7.69%     $103,846,235     $  1,873,299      7.32%
  Consumer                                   22,549,704          432,975      7.79%       17,207,074          290,873      6.86%
  Real estate construction                   17,155,745          316,559      7.48%       22,388,984          407,638      7.38%
  Real estate mortgage                       14,404,792          242,309      6.82%        7,291,775          124,945      6.95%
  Tax exempt loans (1)                        2,413,275           48,888      8.22%        2,964,915           61,156      8.37%
  Leases                                         41,910            1,279     12.38%           45,772              919      8.14%
  Unearned loan fees                           (471,460)                                    (481,186)
                                           ------------     ------------                ------------     ------------
          Total loans                       175,321,355        3,304,087      7.64%      153,263,569        2,758,830      7.30%
Investment securities
  Available for sale:
          Taxable                            29,931,856          242,622      3.29%       29,357,909          224,905      3.11%
  Hold to maturity:
          Taxable                               358,082            2,606      2.95%          378,051            2,606      2.80%
          Tax exempt (1)                     16,133,313          228,958      5.76%       16,851,691          241,419      5.81%
                                           ------------     ------------                ------------     ------------
          Total investment securities        46,423,251          474,186      4.14%       46,587,651          468,930      4.08%
Federal funds sold                            5,964,278           65,137      4.43%        7,814,044           45,460      2.36%
FHLB stock                                      875,000           10,221      4.74%          711,400                0      0.00%
Total due from banks/interest-bearing            39,258              263      2.72%           35,137              171      1.97%
                                           ------------     ------------                ------------     ------------
  Total interest-earning assets             228,623,142     $  3,853,894      6.84%      208,411,801     $  3,273,391      6.37%
                                                            ============                                 ============
Noninterest-bearing assets:
  Reserve for loan losses                    (2,795,419)                                  (2,518,248)
  Cash and due from banks                     6,757,160                                    6,124,570
  Premises and equipment                      1,165,004                                    1,341,021
  Other assets                               14,005,681                                   12,388,308
                                           ------------                                 ------------
          Total assets                     $247,755,568                                 $225,747,452
                                           ============                                 ============
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest- bearing deposits
          Interest-bearing transaction     $ 31,606,947     $     13,001      0.17%     $ 34,686,629     $     14,518      0.17%
          Savings deposits                   75,134,509          244,259      1.32%       75,711,503          162,736      0.87%
          Time deposits over $100,000        34,579,760          310,144      3.64%       25,877,781          176,405      2.76%
          Other time deposits                25,486,632          212,955      3.39%       18,646,261          106,740      2.32%
                                           ------------     ------------                ------------     ------------
  Total interest-bearing deposits           166,807,848          780,359      1.90%      154,922,174          460,399      1.21%
  Other borrowings                               44,444              474      4.33%        1,106,222            7,231      2.65%
                                           ------------     ------------                ------------     ------------
          Total interest-bearing
             liabilities                    166,852,292     $    780,833      1.90%      156,028,396     $    467,630      1.22%
                                                            ============                                 ============
Non interest-bearing liabilities:
  Non interest-bearing demand deposits       52,088,272                                   44,760,794
  Other liabilities                           4,691,730                                    3,829,625
  Shareholders' equity                       24,123,274                                   21,128,637
                                           ------------                                 ------------
          Total liabilities and
           shareholders' equity            $247,755,568                                 $225,747,452
                                           ============                                 ============
Interest rate spread                                                          4.94%                                        5.15%
                                                                              ====                                         ====
Interest income                                             $  3,853,894      6.84%                      $  3,273,391      6.37%
Interest expense                                                 780,833      1.39%                           467,630      0.91%
                                                            ------------      ----                       ------------      ----
Net interest income/margin                                  $  3,073,061      5.45%                      $  2,805,761      5.46%
                                                            ============      ====                       ============      ====


(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2006 and 2005.
(2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $74,144 and $76,108 for the three months ended March 31, 2006 and 2005, respectively, were amortized to the appropriate interest income categories.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


With the exception of historical facts stated herein, the matters discussed in this Form 10-Q are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such forward looking statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operation of Sonoma Valley Bancorp's (the "Company") wholly owned subsidiary, Sonoma Valley Bank (the "Bank"), projected costs and expenses related to operations of the bank's liquidity, capital resources, and the availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors discussed in Sonoma Valley Bancorp's Form 10-K for the year ended December 31, 2005, and subsequent periodic reports, the following; (i) increased competition from other banks, savings and loan associations, thrift and loan associations, finance companies, credit unions, offerors of money market funds, and other financial institutions; (ii) the risks and uncertainties relating to general economic and political conditions, both domestically and internationally, including, but not limited to, inflation, or natural disasters affecting the primary service area of the Bank or its major industries; or (iii) changes in the laws and regulations governing the Bank's activities at either the state or federal level. Readers of this Form 10-Q are cautioned not to put undue reliance on forward looking statements which, by their nature, are uncertain as reliable indicators of future performance. Sonoma Valley Bancorp disclaims any obligation to publicly update these forward looking statements, whether as a result of new information, future events, or otherwise.

For the Three Month Periods
Ended March 31, 2006 and 2005

Overview

The Company reported net income of $922,053 for the first three months of 2006 compared with $730,586 for the first three months of 2005. The $191,467 increase in net income is largely attributable to loan growth outpacing deposit growth which generated an increase in net interest income of $275,704. On a per share basis, net income equaled $.41 compared with $.34 per share during the same period in 2005.

Return on average total assets on an annualized basis for the three-month period was 1.51% in 2006 and 1.31% in 2005. The increase in the return on assets is the result of the 26.21% growth in net income compared to the 9.75% growth in average assets from $225.7 million in 2005 to $247.8 million as of March 31, 2006. Return on average shareholders' equity on an annualized basis at the end of the first quarter 2006 and 2005 was 15.50% and 14.02%, respectively. The higher return on equity is again the result of stronger growth in income compared to 14.2% growth in average equity from $21.1 million to $24.1 million in 2006.

At March 31, 2006, total assets were $251.6 million, a 3.1% increase over $244.1 million as of December 31, 2005 and a 10.9% increase over $226.8 million as of March 31, 2005. The Company showed loans of $184.6 million at March 31, 2006 compared with $171.2 million and $156.8 million as of December 31, 2005 and March 31, 2005, increases of 7.9% and 17.7%, respectively. Deposits increased 3.2%, from $215.8 million and 14.2% from $194.9 million as of year end 2005 and March 31, 2005, respectively, to $222.6 million as of March 31, 2006. The loan-to-deposit ratio increased to 83.0% at March 31, 2006 from 79.3% at December 31, 2005 and 80.5% at March 31, 2005. With the increase in interest rates, loans could experience slower growth.

The Company continues to experience loan and deposit growth at the Banco de Sonoma Office from $11.6 million in deposits and $2.7 million in loans as of December 31, 2005 to $12.4 million in deposits and $4.4 million in loans as of March 31, 2006. For the quarter ending March 31, 2006, the office showed a profit of $7,234 compared with a loss of $40,180 as of March 31, 2005. This profitability is a result of the growth in interest income due to the increase in loan volume. This office is offering services to the Latino community in our market place. Management identified this as a niche which was underserved and an opportunity for future growth and profitability. The majority of the employees at the branch are bilingual and able to offer full service banking. An additional product which has been added is the ability for the customer to effect an immediate transfer of funds to Mexico. Management anticipates that the growth in the branch will continue to be slow and steady.

Total shareholders' equity increased by $888,558 or 3.79% during the quarter. At March 31, 2006, the Company reported net income of $922,053. In March the Company paid out $562,566 for cash dividends declared in February, 2006. In 2004 stock options were granted to senior employees with a fifth of the options vesting each year over a five year period. In 2006, 13,500 options vested which increased equity by $25,920 year to date. The net income figure of $922,053 reflects an expense for the stock options of $25,920, therefore the net effect of the stock option transaction relative to equity was zero. Directors exercised 27,798 options which added $220,220 to the capital accounts. The tax benefit of these options was $176,018, which also increased equity. Officers exercised 36,564 options which added $293,625 to the capital accounts. During the first quarter the company repurchased 7,867 shares which lowered equity by $189,567. The net effect of this activity results in capital of $24,328,351 as of March 31, 2006, compared to capital of $23,439,793 as of December 31, 2005. See page 5 for detail of "Changes in Shareholders' Equity."

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between total interest income and total interest expense. Net interest income, adjusted to a fully taxable equivalent basis, as shown on the table- Average Balances, Yields and Rates Paid, on page 10, is higher than net interest income on the statement of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($94,466 in 2006 and $102,875 in 2005, based on a 34% federal income tax rate).

The improvement in net interest income for the three months ended March 31, 2006 (stated on a fully taxable equivalent basis) is a result of the net effect of a $580,000 increase in interest income offset by a smaller increase in interest expense of $313,000, showing a net increase of $267,000. This increase is a result of the 200 basis point increase in the fed funds and prime lending rates since March 31, 2005. The Fed Funds rate increased from 2.75% as of March 31, 2005, to 4.75% as of March 31, 2006 and the prime lending rate increased from 5.75% as of March 31, 2005 to 7.75% as of March 31, 2006. Also contributing to the increase in net interest income is the strong loan growth experienced during the first quarter.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. In 2006, the Company's net interest margin decreased one basis point to 5.45%, from 5.46% for the same period in 2005. The decline in the net interest margin is the result of pressure to increase the interest rates paid on deposit accounts.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) increased by $580,000 to $3.9 million in the three months of 2006, a 17.73% increase over the $3.3 million realized during the same period in 2005.

The $580,000 increase was the result of the 47 basis point increase in the yield on earning assets to 6.84% for the three months ended March 31, 2006 from 6.37% for the same time period of 2005. Contributing to this increase was the $20.2 million or 9.7% increase in average earning assets to $228.6 million for the first quarter of 2006.

The gain in volume of average earning assets was responsible for a $382,000 increase in interest income, and the increase in interest rates contributed $198,000, for a total increase in interest income of $580,000.

Interest Expense

Total interest expense for the first three months of 2006 increased by $313,000 to $781,000 from $468,000 for the same period of 2005. The average rate paid on all interest-bearing liabilities increased from 1.22% in 2005 to 1.90% in 2006, an increase of 68 basis points. Average balances of interest-bearing liabilities increased from $156.0 million to $166.9 million, a 6.9% gain in interest-bearing liabilities.

The gain in volume of average balances was responsible for a $121,000 increase in interest expense and the higher interest rates paid were responsible for a $192,000 increase in interest expense for a total increase of $313,000.

Individual components of interest income and interest expense are provided in the table-Average Balances, Yields and Rates Paid on page 10.

Provision for Loan Losses

The provision for loan losses charged to operations as of March 31, 2006 was $50,000 compared to $90,000 for the same time period in 2005. The provision for loan losses charged to operations is based on the Company's monthly evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding. The Company's analysis indicates a sufficient amount is being accrued to cover any potential loan losses, but as loans continue to grow additional provisions will be made to the allowance for loan losses as needed.

The economic climate continues to improve and the non-performing assets ratio (non-performing assets/total loans) was .57% as of March 31, 2006, compared to ..71% at March 31, 2005. There have been no loans charged off and recoveries were $6,238 as of March 31, 2006, compared with $5,683 in charge offs and $47,909 in recoveries for the same period in 2005.

Non-interest Income

Non-interest income of $505,000 increased 9.92% or $46,000 over the $459,000 recorded in the comparable period in 2005. Of the increase, 48.2% was due to increases in service charges on deposit accounts. Year to date income from service charges on deposit accounts has increased 7.25% or $22,000 from $303,000 in 2005 to $325,000 in 2006. This increase was predominantly a result of the growth in new accounts.

Other fee income has shown an increase at March 31, 2006 of 23.3% or $18,000 from $76,000 as of March 31, 2005 to $94,000 in 2006 and comprised 39.2% of the total increase of $46,000. The higher income is a result of an increase of $13,000 in income the bank earns from loan referral income, which increased from $5,000 as of March 31, 2005 to $18,000 for the same period of 2006. Also contributing to the increase was an increase of $4,000 or 77.8% in wire transfer income from $5,000 in 2005 to $9,000 in 2006.

Other non-interest income showed a 7.2% increase, or $6,000, from $80,000 in 2005 to $86,000 in 2006. This is largely a result of an increase in the income generated by bank owned life insurance policies. Income on the policies was $76,000 as of March 31, 2005 compared to $82,000 as of March 31, 2006. The earnings on the policies will increase as the balances increase and if market rates increase, the income produced by these policies should also increase.

Non-interest Expense

Total non-interest expense remained constant at $2.0 million for the three months ended March 31, 2006 and 2005. Non-interest expense on an annualized basis represented 3.28% of average total assets in 2006 compared with 3.55% in the comparable period in 2005.

Salaries and benefits remained constant at $1.1 million for the first three months of 2006 and 2005. At March 31, 2006 and 2005 total full time equivalent employees were 49 and 52, respectively. As of March 31, 2006, assets per employee were $5.1 million compared with $4.4 million as of March 31, 2005. Management tries to utilize efficiencies to stabilize the growth in full time equivalent employees.

Expense related to premises and equipment increased 9.12% to $250,000 in 2006 from $229,000 for the same period of 2005. The increase of $21,000 in expense in 2006 is the result of a 9.01% increase in lease expense of $7,000 from $82,000 in 2005 to $89,000 in 2006. This is a result of the addition of the Finance Center facility beginning in mid-March, 2005 as well as normal increases in lease expense on the remaining leased properties. Additionally, there was a 46.3% or $8,000 increase in janitorial and landscape expense from $17,000 in 2005 to $25,000 in 2006. This is the result of the addition of janitorial service for the new facility and improvements that have been made in the landscaping.

Other operating expenses decreased 3.07% in 2006 to $617,000 from $637,000 in 2005, a decrease of $20,000. The decline is a result of lower professional fees because of a postponement in the implementation of Sarbanes Oxley, Rule 404 and pending a resolution by the Securities and Exchange Commission regarding the depth of the analysis for small public companies.

Provision for Income Taxes

The provision for income taxes increased to an effective tax rate of 35.49% for the three months of 2006 compared with 33.50% for the three months of 2005. The higher effective tax rate is a reflection of the lower ratio of municipal securities in the investment portfolio and stronger earnings. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

BALANCE SHEET ANALYSIS

Investments

Investment securities were $43.3 million at March 31, 2006, a 14.1% decrease from the $50.4 million at December 31, 2005 and a 16.6% decrease from $51.9 million at March 31, 2005. The decline in the portfolio is a result of strong loan demand and the need to utilize maturing and called investments to fund loans. The Company will usually maintain an investment portfolio of securities rated A or higher by Standard and Poor's and or Moody's Investors Service. Local tax-exempt bonds are occasionally purchased without an A rating.

Securities are classified as held to maturity (HTM) if the Company has both the intent and the ability to hold these securities to maturity. As of March 31, 2006, the Company had securities totaling $16.5 million with a market value of $16.6 million categorized as HTM. Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.

Securities are classified as available for sale (AFS) if the Company intends to hold these debt securities for an indefinite period of time, but not necessarily to maturity. Investment securities which are categorized as AFS are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity. Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy. Securities held in the AFS category are recorded at market value, which is $26.9 million compared to an amortized cost of $27.4 million as of March 31, 2006.

There were twenty two Federal Farm Credit Bank, Federal Home Loan Bank, Federal Home Loan Mortgage Corporation or Federal National Mortgage Association securities of $21.5 million and six U.S. Treasury securities of $5.4 million in the AFS portfolio and thirty municipal securities of $8.7 million in the HTM portfolio that were temporarily impaired as of March 31, 2006. Of the above, there were twenty one Federal Farm Credit Bank, Federal Home Loan Bank, Federal Home Loan Mortgage Corporation or Federal National Mortgage Association securities of $20.5 million and six U. S. Treasury securities of $5.4 million in the AFS portfolio and fifteen municipal securities of $4.9 million in the HTM portfolio that have been in a continuous loss position for twelve months or more as of March 31, 2006. The primary cause of the impairment of these securities is interest rate volatility inherent in a rising rate environment which causes the market value of the security to decline. Management understood the potential market risks at the time of acquisition and determined the benefit to the Company of the higher interest rates received at the time of purchase more than offset the potential deterioration in value. It is the Company's intent to carry the securities to maturity date, at which time the Company will receive face value for the securities at no loss.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses to the income statement are recognized upon sale, or at such time as management determines that a permanent decline in value exists. In the opinion of management, there was no investment in securities at March 31, 2006 that constituted a material credit risk to the Company. The lower market value to amortized costs was a result of the increase in market interest rates and not an indication of lower credit quality.

Loans

The Company's loan portfolio was $184.6 million at March 31, 2006, or 83.0% of total deposits. This compares with $171.2 million, or 79.3% of total deposits, at December 31, 2005 and $156.8 million, or 80.5% of total deposits, at March 31, 2005. A comparative schedule of average loan balances is presented in the table on page 10; period end and year-end balances are presented in the following table.


                                March 31,     Percentage   December 31,    Percentage     March 31,      Percentage
                                  2006         of Total       2005          of Total        2005          of Total
                             -------------    ----------  -------------    ----------   -------------    ----------

Commercial                   $ 127,641,802      68.9%     $ 118,590,731      69.1%     $ 108,068,054       68.7%
Consumer                        23,487,299      12.7%        21,804,507      12.7%        18,253,222       11.6%
Real estate construction        18,797,449      10.2%        18,004,805      10.5%        23,081,948       14.7%
Real estate mortgage            15,158,886       8.2%        13,251,137       7.7%         7,872,218        5.0%
Leases                              55,407       0.0%            25,822       0.0%            42,243        0.0%
                             -------------     -----      -------------     -----      -------------      -----
                              185,140,843      100.0%       171,677,002     100.0%       157,317,685      100.0%
                                               =====                        =====                         =====
Deferred loan fees
 and costs, net                  (504,356)                     (482,410)                    (488,668)
Allowance for loan
 and lease losses              (2,832,745)                   (2,776,507)                  (2,560,798)
                             ------------                 -------------                -------------
                             $181,803,742                 $ 168,418,085                $ 154,268,219
                             ============                 =============                =============


Risk Elements

The majority of the Company's loan activity is with customers located within Sonoma County. Approximately 89.4% of the total loan portfolio is secured by real estate located in the Company's service area. Significant concentrations of credit risk may exist if a number of loan customers are engaged in similar activities and have similar economic characteristics. The Company believes it has policies in place to identify problem loans and to monitor concentrations of credits.

Based on its risk management review and a review of its loan portfolio, management believes that its allowance for loan losses for the quarter ending March 31, 2006, is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgment. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision, but is subject to periodic review, and could be susceptible to significant change in future periods.

Non-Performing Assets

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

There were $971,000 non-accrual loans and no loans 90 days or more past due and still accruing at March 31, 2006 down from $1.0 million non-accrual loans and no loans 90 days or more past due and still accruing at March 31, 2005. There was $164,000 in non-accrual loans 90 days or more past due at March 31, 2006 and $1,021,000 loans in non-accrual status and 90 days or more past due as of March 31, 2005.

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

Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated. However, as of March 31, 2006 the Company believes its overall allowance for loan losses is adequate based on its analysis of conditions at that time.

At March 31, 2006, the allowance for loan losses was $2.8 million, or 1.53% of period-end loans, compared with $2.8 million, or 1.62% at December 31, 2005 and $2.6 million, or 1.63% at March 31, 2005.

An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.


                                          For the Three       For the Year        For the Three
                                           Months Ended          Ended             Months Ended
                                             3/31/06            12/31/05             3/31/05
                                         ---------------     --------------      ---------------

Balance beginning of year                $     2,776,507     $     2,428,572     $     2,428,572
Charge-offs:

  Commercial                                           0             (53,337)                  0

  Consumer                                             0             (16,976)             (5,683)
                                         ---------------     ---------------     ---------------
        Total charge-offs                              0             (70,313)             (5,683)

Recoveries:

  Commercial                                       6,082              55,055              47,909

  Consumer                                           156               3,193                   0
                                         ---------------     ---------------     ---------------

         Total recoveries                          6,238              58,248              47,909

Net recoveries (charge-offs)                       6,238             (12,065)             42,226

Provision charged to operation                    50,000             360,000              90,000
                                         ---------------     ---------------     ---------------
Balance end of period                    $     2,832,745     $     2,776,507     $     2,560,798
                                         ===============     ===============     ===============

Ratio of net charge-offs
 annualized to average loans                       -0.01%               0.01%              -0.11%

Balance in allowance as a percentage
  of loans outstanding at period end                1.53%               1.62%               1.63%

Deposits

A comparative schedule of average deposit balances is presented in the table on page 10; period end and year-end deposit balances are presented in the following table.


                              March 31,     Percentage    December 31,   Percentage       March 31,     Percentage
                                2006         of Total        2005         of Total          2005         of Total
                            ------------    ----------    ------------    ----------    ------------     ----------

Interest-bearing
 transaction deposits       $ 30,890,134      13.9%       $ 35,586,113      16.6%       $ 33,489,731      17.2%

Savings deposits              73,355,289      33.0%         74,218,076      34.4%         72,910,910      37.4%

Time deposits,
$100,000 and over             36,831,872      16.5%         32,011,640      14.8%         26,442,251      13.6%

Other time deposits           26,306,510      11.8%         24,482,074      11.3%         18,621,134       9.5%
                            ------------     -----        ------------     -----        ------------     -----

Total interest-bearing
  deposits                   167,383,805      75.2%        166,297,903      77.1%        151,464,026      77.7%

Demand deposits               55,181,969      24.8%         49,460,864      22.9%         43,438,855      22.3%
                            ------------     -----        ------------     -----        ------------     -----
Total deposits              $222,565,774     100.0%       $215,758,767     100.0%       $194,902,881     100.0%
                            ============     =====        ============     =====        ============     =====

Total deposits increased by $6.8 million (3.15%) during the 3 months of 2006 to $222.6 million from $215.8 million at December 31, 2005 and increased by 14.2% from $194.9 million as of March 31, 2005. Demand deposits, time deposits greater than $100,000 and other time deposits showed an increase over year end 2005. Demand deposits increased $5.7 million or 11.6% during the first three months of 2006. Time deposits greater than $100,000 increased by $4.8 million or 15.1% to $36.8 million during the first three months of 2006. Other time deposits showed growth of 7.5% or $1.8 million to $26.3 million, during the three months of 2006.

Interest bearing deposits showed a decline of $4.7 million (13.2%) from $35.6 million as of December 31, 2005 to $30.9 million as of March 31, 2006. Savings deposits were $73.4 million as of March 31, 2006 compared to $74.2 as of year end 2005, a decline of $863,000 or 1.16%. The decline could be, in part, investors moving funds from these accounts into higher yielding time deposits discussed above.

Capital

The Bank is subject to Federal Deposit Insurance Corporation (FDIC) regulations governing capital adequacy. The FDIC has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. Under current guidelines, as of March 31, 2006, the Bank was required to have minimum Tier I and total risk-based capital ratios of 4% and 8%, respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios of 6% and 10%, respectively.

The FDIC has also adopted minimum leverage ratio guidelines for compliance by banking organizations. The guidelines require a minimum leverage ratio of 4% of Tier 1 capital to total average assets. Banks experiencing high growth rates are expected to maintain capital positions well above the minimum levels. The leverage ratio in conjunction with the risk-based capital ratio constitutes the basis for determining the capital adequacy of banking organizations.

Based on the FDIC's guidelines, the Bank's total risk-based capital ratio at March 31, 2006 was 11.14% and its Tier 1 risk-based capital ratio was 9.90%. The Bank's leverage ratio was 9.09%. All the ratios exceed the minimum guidelines of 8.00%, 4.00% and 4.00%, respectively.

In January 2001, the Company approved a program to repurchase Sonoma Valley Bancorp stock up to $1.0 million; in August 2002 the Company approved the repurchase of an additional $1.0 million of Sonoma Valley Bancorp stock; and in February 2006 the Company approved the repurchase of an additional $1.1 million of Sonoma Valley Bancorp stock. As of March 31, 2006, $1,769,730 had been repurchased and retired, net of options which were exercised and then subsequently repurchased and retired. Refer to page 5, for the table of "Changes in Shareholders' Equity."

Off Balance Sheet Commitments

The Company's off balance sheet commitments consist of commitments to extend credit and standby letters of credit. These commitments are extended to customers in the normal course of business. Unfunded loan commitments were $50.8 million at March 31, 2006 and $35.2 million at March 31, 2005. Standby letters of credit outstanding were $338,000 at March 31, 2006 and $340,000 at March 31, 2005. The Company also has contractual obligations consisting of operating leases for various facilities and payments to participants under the Company's supplemental executive retirement plan and deferred compensation plan.

Liquidity Management

The Company's liquidity is determined by the level of assets (such as cash, federal funds sold and available-for-sale securities) that are readily convertible to cash to meet customer withdrawal and borrowing needs. Deposit growth also contributes to the Company's liquidity. The Company's liquidity position is reviewed by management on a regular basis to verify that it is adequate to meet projected loan funding and potential withdrawal of deposits. The Company has a comprehensive Asset and Liability Policy which it uses to monitor and determine adequate levels of liquidity. At March 31, 2006, the Company's total liquidity ratio (adjusted liquid assets to deposits and short term liabilities) was 21.5% compared to 24.4% and 25.5% at December 31, 2005 and March 31, 2005, respectively. Management expects that liquidity will remain adequate throughout 2006, with deposit growth, security maturities and borrowing capacity offsetting the strong loan growth the Company is experiencing. Any excess funds will be invested in quality liquid assets, such as U.S. Treasury and Agency securities.

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

Asset/Liability Management. Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits and investing in securities. Interest rate risk is the primary market risk associated with asset/liability management. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. When interest rates increase, the market value of securities held in the investment portfolio declines. Generally, this decline is offset by an increase in earnings. When interest rates decline, the market value of securities increases while earnings decrease due to the bank's asset sensitivity caused by the variable rate loans. Usually the Company is able to mitigate its risk from changes in interest rates with this balance sheet structure. At the present time, the market is experiencing an anomaly from historical norms. While short term rates have increased over the past year as a result of the Federal Open Market Committee increasing the Fed Funds target rate from 2.75% to 4.75%, a 200 basis point increase, the long term interest rates have only increased about 38 basis points when compared to March 2005. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin and market value of equity under changing interest environments. The Bank uses simulation models to forecast earnings, net interest margin and market value of equity.

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, the Company is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against five interest rate scenarios. The scenarios include 100 and 200 basis point rising rate forecasts, a flat rate forecast and 100 and 200 basis point falling rate forecasts which take place within a one year time frame. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon. The Company's 2005 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from March 31, 2006 balances. The following table summarizes the effect on net interest income (NII) of +/-100 and +/-200 basis point changes in interest rates as measured against a constant rate (no change) scenario.

Interest Rate Risk Simulation of Net Interest Income as of March 31, 2006 (In thousands)

Variation from a constant rate scenario            $ Change in NII
                  +200bp                                      ($591)
                  +100bp                                      ($295)
                  -100bp                                      ($279)
                  -200bp                                      ($574)

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

A positive cumulative gap may be equated to an asset sensitive position. An asset sensitive position in a rising interest rate environment will cause a bank's interest rate margin to expand. This results as floating or variable rate loans reprice more rapidly than fixed rate certificates of deposit that reprice as they mature over time. Conversely, a declining interest rate environment will cause the opposite effect. A negative cumulative gap may be equated to a liability sensitive position. A liability sensitive position in a rising interest rate environment will cause a bank's interest rate margin to contract, while a declining interest rate environment will have the opposite effect. The table above shows net interest income declining both when rates increase and when rates decline. Although the Company is usually asset sensitive which would cause the Bank's net interest margin to expand, the negative change in net interest income shows both in a rising and declining rate environment. The decline in the rising rate environment is a result of management's conservative evaluation of the pressure to increase rates on deposits, which temporarily causes the decline in the net interest margin.

The following table sets forth the dollar amounts of maturing and/or repricing assets and liabilities for various periods. This does not include the impact of prepayments or other forms of convexity caused by changing interest rates. Historically, this has been immaterial and estimates for them are not included.

The Company has more liabilities than assets repricing during the next year. Usually because the Company's asset rates change more than deposit rates, the Company's interest income will change more than the cost of funds when rates change. For the current quarter, the Company is making a more conservative assumption. Historically, the Company has been able to raise deposit rates with a lag to loan rate increases, however loan rates have remained flat and market demands are creating pressure to raise interest rates on deposits. Therefore, for a period of time, the Company has chosen to use the simulation to forecast deposits rates rising quite rapidly. This causes the net interest margin to shrink and net interest income to decline in both a rising and falling rate environment. The table below indicates that the Company is liability sensitive throughout the next year. At the end of the twelve month cycle, the rate sensitive gap shows $87.8 million more in liabilities than assets repricing.

The Company controls its long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than its long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of March 31, 2006 for the Company's interest-bearing assets and interest-bearing liabilities, and the Company's interest rate sensitivity gap as a percentage of total interest-earning assets. Of the $150.9 million in fixed rate assets over 12 months, shown in the table below, $34.3 million are long term assets over five years. This $34.3 million compares favorably to the $79.4 million in demand and core deposits and equity.

    MARCH 31, 2006                       Immediate       Up to 3         4 to 6       7 to 12        Over
                                          Reprice         Months         Months        Months      12 Months       Total
                                         ---------     -----------     ---------     ---------     ----------    ---------
    FFS + overnight IBB                  $   3,939                                                               $   3,939
    Securities + Other IBB                       0     $     3,755     $   3,089     $   6,178     $   30,311       43,333
    Loans                                   37,967           5,780         6,071        11,396        120,590      181,804
                                         ---------     -----------     ---------     ---------     ----------    ---------
    Total RSA                            $  41,906     $     9,535     $   9,160     $  17,574     $  150,901    $ 229,076
                                         ---------     -----------     ---------     ---------     ----------    ---------

    MMDA/NOW/SAV                         $ 104,245                                                               $ 104,245
    CD's <$100k                                  0     $     8,972     $   6,567     $   6,567     $    4,199       26,305
    CD's >$100k                                  0          11,641        15,807         3,952          5,432       36,832
    Borrowings                                   0               0             0             0              0            0
                                         ---------     -----------     ---------     ---------     ----------    ---------
    Total RSL                            $ 104,245     $    20,613     $  22,374     $  10,519     $    9,631    $ 167,382
                                         ---------     -----------     ---------     ---------     ----------    ---------
    GAP                                  $ (62,339)    $   (11,078)    $ (13,214)    $   7,055     $  141,270    $  61,694
    Cumulative                           $ (62,339)    $   (73,417)    $ (86,631)    $ (79,576)    $   61,694
    % Assets                                 -24.8%          -29.2%        -34.5%        -31.7%          24.6%


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

The Bank has only moderate market risk in investments because the average maturity in the portfolio is not very long, except for municipals, which are held to maturity (see page 15 for discussion of investments). The portfolio should decline in value only about 1.7% or $758,000 for a 1% increase in rates. The gain in value if rates fall would be somewhat less, because there are some callable bonds. Marking-to-market available for sale securities when rates change would add only modest volatility to a strong level of equity. This market risk acts to offset the interest rate risk (i.e. if rates decline and NIM is squeezed, there would be a concurrent gain in the value of securities).

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information regarding Quantitative and Qualitative Disclosures about Market Risk appears on page 21 through 24 under the caption "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Market Risk Management" and is incorporated herein by reference.

Item 4.  CONTROLS AND PROCEDURES

Our management, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e) or 15d-15(e)), as of the end of the fiscal quarter covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of such period, our disclosure controls and procedures are effective to ensure that we record, process, summarize and report information required to be disclosed in the reports we filed or submitted under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission's rules and regulations.

During the quarter ended March 31, 2006, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or, are reasonably likely to materially affect our internal controls over financial reporting.

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


                                          (a)                     (b)                    (c)                       (d)
                                                                                                              Maximum Number
                                                                                                             (or Approximate
                                                                                    Total Number of           Dollar Value) of
                                                                                    Shares (or Units)         Shares (or Units)
                                                                                    Purchased as Part         that May Yet be
                                      Total Number of                                 of Publicly             Purchased Under
                                      Shares (or Units)      Average Price paid     Announced Plans or         the Plans or
               Period                   Purchased            per Share (or Unit)       Programs                  Programs
           --------------------------------------------------------------------------------------------------------------------
           Month #1:                        0                       0                      0                  $ 419,832(1)
           1/1/06 - 1/31/06

           Month #2:                       17                  $22.50                     17                 $1,519,456(2)
           2/1/06 - 2/28/06

           Month #3:                    7,850                  $24.10                  7,850                 $1,330,271
           3/1/06 - 3/31/06

           Total                        7,867                  $24.10                  7,867
           -------------------- --------------------- ---------------------- ----------------------- ---------------------

     (1)  On  January  17,  2001  a  repurchase   program  was  approved  up  to
          $1,000,000. On August 21, 2002 an additional $1,000,000 was approved. No expiration.

     (2) On February 15, 2006 an additional $1,100,000 was approved to repurchase Company stock. No expiration.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

    None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

Item 5.   OTHER INFORMATION

    None

Item 6.  EXHIBITS

Exhibits

     31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     31.2 Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     32   Certification   of  CEO  and  CFO  pursuant  to  Section  906  of  the
          Sarbanes-Oxley Act

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          SONOMA VALLEY BANCORP
                                          (Registrant)



Date:  May 11, 2006                       /s/ Mel Switzer, Jr.
       ------------                       -------------------------------------
                                          Mel Switzer, Jr.
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)




Date:  May 11, 2006                       /s/ Mary Dieter Smith
       ------------                       -------------------------------------
                                          Mary Dieter Smith
                                          Executive Vice President and
                                          Chief Operating Officer and
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)