Form 10-Q
period 2006-06-30
SONOMA VALLEY BANCORP
filed 2006-08-11
CIK 1120427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  For the quarterly period ended: June 30, 2006


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large  Accelerated filer __  Accelerated  filer __  Non-accelerated filer X


The number of shares outstanding of the registrant's Common Stock, no par value, as of August 1, 2006 was 2,240,659.

INDEX

Part 1    Financial Information                                     Page Number
                                                                    -----------

Item 1.   Financial Statements (Unaudited):

          Consolidated Balance Sheets at June 30, 2006,
          December 31, 2005 and June 30, 2005.................................3

          Consolidated Statements of Operations for the
          three months and six months ended June 30, 2006 and 2005............4

          Consolidated Statements of Changes in Shareholders' Equity
          for the six months ended June 30, 2006,
          and the years ended December 31, 2005 and 2004......................5

          Consolidated Statements of Cash Flows for the
          six months ended June 30, 2006 and 2005.............................7

          Notes to Consolidated Financial Statements..........................8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operation.......................10

          Average Balances, Yields and Rates Paid
          for the six months ended June 30, 2006 and 2005....................12

          Average Balances, Yields and Rates Paid
          for the three months ended June 30, 2006 and 2005..................28

Item 3.   Quantitative and Qualitative Disclosure About Market Risk..........29


Item 4.   Controls and Procedures............................................29


Part II   Other Information

Item 1.   Legal Proceedings..................................................29

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds........30

Item 3.   Defaults Upon Senior Securities....................................30

Item 4.   Submission of Matters to a Vote of Security Holders................31

Item 5.   Other Information..................................................31

Item 6.   Exhibits...........................................................31

Signatures...................................................................32

Certifications...............................................................33

                                     Part I

Item 1. The information furnished in these interim statements reflects all adjustments and accruals which are, in the opinion of management, necessary for a fair statement of the results for such periods. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.


                              FINANCIAL STATEMENTS
                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
              June 30, 2006(Unaudited), December 31, 2005(Audited)
                          and June 30, 2005(Unaudited)

                                                                             June 30,      December 31,       June 30,
                                                                              2006             2005             2005
                                                                          ------------     ------------     ------------
ASSETS
  Cash and due from banks                                                 $  6,058,585     $  6,988,820     $  6,227,692
  Federal funds sold                                                                 0        2,050,000                0
  Interest-bearing due from banks                                               28,262           39,521           30,543
                                                                          ------------     ------------     ------------
                                    Total cash and cash equivalents          6,086,847        9,078,341        6,258,235
  Investment securities available-for-sale, at fair value                   24,821,542       33,917,094       35,160,974
  Investment securities held-to-maturity (fair value
    of $15,603,131, $16,634,519 and $17,480,701
    respectively)                                                           15,703,809       16,499,865       17,028,712
  Loans and lease financing receivables, net                               203,120,698      168,418,085      158,250,210
  Premises and equipment, net                                                1,082,621        1,178,666        1,283,598
  Accrued interest receivable                                                1,523,958        1,400,255        1,318,879
  Cash surrender value of life insurance                                     9,405,245        9,239,439        9,070,168
  Other assets                                                               4,636,920        4,331,172        3,365,893
                                                                          ------------     ------------     ------------
                                                       Total assets       $266,381,640     $244,062,917     $231,736,669
                                                                          ============     ============     ============
LIABILITIES
  Noninterest-bearing demand deposits                                     $ 54,729,699     $ 49,460,864     $ 46,921,796
  Interest-bearing transaction deposits                                     30,941,130       35,586,113       32,399,866
  Savings and money market deposits                                         68,693,834       74,218,076       72,881,168
  Time deposits, $100,000 and over                                          37,745,335       32,011,640       27,637,667
  Other time deposits                                                       26,450,208       24,482,074       20,286,030
                                                                          ------------     ------------     ------------
                                                     Total deposits        218,560,206      215,758,767      200,126,527
  Other borrowings                                                          17,800,000                0        5,500,000
  Accrued interest payable and other liabilities                             5,140,304        4,864,357        4,203,772
                                                                          ------------     ------------     ------------
                                                  Total liabilities        241,500,510      220,623,124      209,830,299

SHAREHOLDERS' EQUITY
  Common stock, no par value; 10,000,000 shares
    authorized; 2,245,611 shares at June 30, 2006
    2,204,949 shares at December 31, 2005 and
    2,160,636 shares at June 30, 2005 issued and
    Outstanding                                                             16,850,709       16,256,427       15,834,326
  Retained earnings                                                          8,374,521        7,493,757        6,259,127
  Accumulated other comprehensive loss                                        (344,100)        (310,391)        (187,083)
                                                                          ------------     ------------     ------------
                                         Total shareholders' equity         24,881,130       23,439,793       21,906,370
                                                                          ------------     ------------     ------------
                         Total liabilities and shareholders' equity       $266,381,640     $244,062,917     $231,736,669
                                                                          ============     ============     ============


   The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 For the Three Months              For the Six Months
                                                                    Ended June 30,                   Ended June 30,
                                                                2006             2005            2006            2005
                                                             -----------     -----------     -----------    -----------
INTEREST INCOME
 Loans and leases                                            $ 3,848,073     $ 2,928,221     $ 7,135,537     $ 5,666,258
 Taxable securities                                              217,616         277,125         463,107         504,807
 Tax-exempt securities                                           149,749         157,531         300,861         316,868
 Federal funds sold                                                8,965               0          74,102          45,460
 Dividends                                                        10,978          14,520          21,199          14,520
                                                             -----------     -----------     -----------     -----------
                                   Total interest income       4,235,381       3,377,397       7,994,806       6,547,913
INTEREST EXPENSE
 Interest-bearing transaction deposits                            12,835          14,299          25,836          28,816
 Savings and money market deposits                               305,025         192,366         549,284         355,102
 Time deposits, $100,000 and over                                352,250         202,991         662,394         379,396
 Other time deposits                                             237,869         128,799         450,825         235,539
 Other borrowings                                                123,431          54,571         123,905          61,802
                                                             -----------     -----------     -----------     -----------
                                  Total interest expense       1,031,410         593,026       1,812,244       1,060,655
                                                             -----------     -----------     -----------     -----------
NET INTEREST INCOME                                            3,203,971       2,784,371       6,182,562       5,487,258
 Provision for loan and lease losses                             240,000         160,000         290,000         250,000
                                                             -----------     -----------     -----------     -----------
                                     NET INTEREST INCOME
                                     AFTER PROVISION FOR
                                   LOAN AND LEASE LOSSES       2,963,971       2,624,371       5,892,562       5,237,258
NON-INTEREST INCOME                                              519,752         486,592       1,024,386         945,689
NON-INTEREST EXPENSE
 Salaries and employee benefits                                1,156,326       1,118,813       2,293,020       2,226,244
 Premises and equipment                                          253,496         247,719         503,703         477,024
 Other                                                           562,975         577,651       1,180,084       1,214,273
                                                             -----------     -----------     -----------     -----------
                              Total non-interest expense       1,972,797       1,944,183       3,976,807       3,917,541
                                                             -----------     -----------     -----------     -----------
                                 Income before provision
                                        for income taxes       1,510,926       1,166,780       2,940,141       2,265,406
 Provision for income taxes                                      541,665         396,129       1,048,827         764,169
                                                             -----------     -----------     -----------     -----------

                                              NET INCOME     $   969,261     $   770,651     $ 1,891,314     $ 1,501,237
                                                             ===========     ===========     ===========     ===========
NET INCOME PER SHARE                                         $       .43     $       .36     $       .84     $       .70
                                                             ===========     ===========     ===========     ===========
NET INCOME PER SHARE-
ASSUMING DILUTION                                            $       .41     $       .34     $       .81     $       .65
                                                             ===========     ===========     ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                     For the six months ended June 30, 2006
                    (Unaudited), and the years ended December
                      31, 2005 (Audited) and 2004 (Audited)

                                                                                                  Accumulated
                                                       Common Stock                                  Other
                               Comprehensive           ------------                Retained       Comprehensive
                                  Income            Shares          Amount         Earnings          Income            Total
                               -------------      ---------      -----------      -----------     ------------      -----------
BALANCE AT
 JANUARY 1, 2004                                  1,457,594      $15,061,636      $ 6,386,083      $    23,560      $21,471,279

Redemption and retirement
 of stock                                              (601)          (6,218)         (11,839)                          (18,057)
Stock options exercised and
 Related tax benefits                                97,494        1,786,065                                          1,786,065
Redemption of stock
 under tender offer                                (126,208)      (1,416,223)      (3,071,903)                       (4,488,126)
Cash dividend                                                                        (906,732)                         (906,732)
Stock options granted                                                103,680                                            103,680
3 for 2 stock split                                 713,825
Fractional shares                                                                      (7,498)                           (7,498)
Net income for the year        $ 2,907,621                                          2,907,621                         2,907,621

Other comprehensive
 income, net of tax:
 Unrealized holding losses
  on securities available-
  for-sale arising during
  the year, net of taxes
  of $116,844                     (167,072)
                               -----------
Other comprehensive
 loss, net of taxes               (167,072)                                                           (167,072)        (167,072)
                               -----------        ---------      -----------      -----------      -----------      -----------
Total comprehensive income     $ 2,740,549
                               ===========

BALANCE AT
 DECEMBER 31, 2004                                2,142,104       15,528,940        5,295,732         (143,512)      20,681,160

Redemption and retirement                            (5,616)         (41,165)         (72,503)                         (113,668)
 of stock
Stock options exercised and
 Related tax benefits                                68,461          664,972                                            664,972
Cash dividend                                                                      (1,078,001)                       (1,078,001)
Stock options granted                                                103,680                                            103,680
Net income for the year        $ 3,348,529                                          3,348,529                         3,348,529
Other comprehensive
 income, net of tax:
 Unrealized holding losses
  on securities available-
  for-sale arising during
  the year, net of taxes
  of $116,709                     (166,879)
                               -----------
Other comprehensive
 loss, net of taxes               (166,879)                                                           (166,879)        (166,879)
                               -----------      -----------      -----------      -----------      -----------      -----------
Total comprehensive income     $ 3,181,650
                               ===========

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)

                     For the six months ended June 30, 2006
                    (Unaudited), and the years ended December
                      31, 2005 (Audited) and 2004 (Audited)

                                                                                                  Accumulated
                                                       Common Stock                                  Other
                               Comprehensive           ------------                Retained       Comprehensive
                                  Income            Shares          Amount         Earnings          Income            Total
                               -------------      ---------      -----------      -----------     ------------    ------------
BALANCE AT
  DECEMBER 31, 2005                               2,204,949      $16,256,427      $ 7,493,757     $  (310,391)    $ 23,439,793

Redemption and retirement                           (25,500)        (187,935)        (447,984)                        (635,919)
  of stock
Stock options exercised and
  related tax benefits                               66,162          730,871                                           730,871
Cash dividend                                                                        (562,566)                        (562,566)
Stock options granted                                                 51,346                                            51,346
Net income for the year        $  1,891,314                                         1,891,314                        1,891,314
Other comprehensive income,
  net of tax:
  Unrealized holding losses
    on securities available-
    for-sale arising during
    the year, net of taxes
    of $23,575                      (33,709)
                               ------------
Other comprehensive loss,
  net of taxes                      (33,709)                                                          (33,709)         (33,709)
                               ------------       ---------      -----------      -----------     -----------     ------------
Total comprehensive income     $ 1,857,605
                               ===========

BALANCE AT
 JUNE 30, 2006                                    2,245,611      $16,850,709      $ 8,374,521     $  (344,100)    $ 24,881,130
                                                ===========      ===========      ===========     ===========     ============

   The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                For the six months ended June 30, 2006 and 2005

                                                                                      2006              2005
                                                                                   -----------      -----------
OPERATING ACTIVITIES
    Net income                                                                     $ 1,891,314      $ 1,501,237
    Adjustments to reconcile net income
        to net cash provided by operating activities:
            Provision for loan and lease losses                                        290,000          250,000
            Depreciation                                                               146,011          182,149
            Amortization and other                                                      73,247           82,924
            Stock options granted                                                       51,346           51,840
            Net change in interest receivable                                         (123,703)        (180,272)
            Net change in cash surrender value
               of life insurance                                                      (165,806)        (157,032)
            Net change in other assets                                                (282,173)        (255,681)
            Net change in interest payable and other liabilities                       275,947          300,485
                                                                                   -----------      -----------
                                       NET CASH PROVIDED BY OPERATING ACTIVITIES     2,156,183        1,775,650
INVESTING ACTIVITIES
    Purchases of securities available-for-sale                                         (38,923)     (15,014,860)
    Proceeds from maturing securities held-to-maturity                                 750,000          340,000
    Proceeds from maturing securities available-for-sale                             9,050,000                0
    Net change in loans and leases                                                 (34,992,613)      (7,768,123)
    Purchases of premises and equipment                                                (49,966)        (100,868)
                                                                                   -----------      -----------
                                           NET CASH USED BY INVESTING ACTIVITIES   (25,281,502)     (22,543,851)
FINANCING ACTIVITIES
    Net change in demand, interest-bearing
        transaction and savings deposits                                           $(4,900,390)     $ 2,478,322
    Net change in time deposits                                                      7,701,829        3,985,190
    Cash dividend paid                                                                (562,566)        (537,842)
    Net change in FHLB borrowings                                                   17,800,000        5,500,000
    Stock repurchases                                                                 (635,919)               0
    Stock options exercised                                                            730,871          253,546
                                                                                   -----------      -----------
                                       NET CASH PROVIDED BY FINANCING ACTIVITIES    20,133,825       11,679,216
                                                                                   -----------      -----------
                                         NET CHANGE IN CASH AND CASH EQUIVALENTS    (2,991,494)      (9,088,985)
    Cash and cash equivalents at beginning of period                                 9,078,341       15,347,220
                                                                                   -----------      -----------
                                      CASH AND CASH EQUIVALENTS AT END OF PERIOD   $ 6,086,847      $ 6,258,235
                                                                                   ===========      ===========

SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION:

Cash paid during the year for:
     Interest expense                                                              $ 1,790,205      $ 1,049,089
     Income taxes                                                                  $   855,000      $   715,000

SUPPLEMENTAL DISCLOSURES OF
     NONCASH ACTIVITIES:
Net change in unrealized gains and losses on securities available for sale         $   (57,284)     $   (74,043)
Net change in deferred income taxes on unrealized
 gains and losses on securities                                                    $    23,575      $    30,472

   The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2006
                                   (Unaudited)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Sonoma Valley Bancorp and Subsidiary (the "Company") at June 30, 2006 and results of operations for the three and six months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results through December 31, 2006.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Sonoma Valley Bancorp and its wholly owned subsidiary Sonoma Valley Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Commitments

The Company has no outstanding performance letters of credit at June 30, 2006 and June 30, 2005.

Note 4 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding. The weighted average number of common shares used in computing the net income per common share for the period ending June 30, 2006 was 2,244,308 and for the period ending June 30, 2005 was 2,153,533.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding. The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending June 30, 2006 was 2,345,551 and for the period ending June 30, 2005 was 2,295,942.

Note 5 - Stock Option Accounting

The Company has a stock-based employee and director compensation plan. Prior to January 1, 2003, the Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income for stock options granted prior to January 1, 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Options were granted in 2005 under the fair value method. Awards under the Company's plan vest over five years. The cost related to stock-based employee compensation is included in the determination of net income for the periods ended June 30, 2006 and 2005.

Note 6 - Employee Benefit Plans

The Bancorp provides retirement plans to its key officers and directors. The plans are unfunded and provide for the Bancorp to pay the officers and directors specified amounts for specified periods after retirement. The amount of pension expense related to this plan, and the components of pension expense for the six months ended June 30, 2006 and 2005 are as follows:


                                                 Directors                 Officers
                                         -----------------------     -----------------------

                                            2006          2005         2006           2005
                                         ---------     ---------     ---------     ---------
Service cost                             $  13,387     $  14,270     $ 154,301     $  67,477

Interest cost on projected benefit
 obligation                                 20,747        16,654       (18,973)       (8,871)

Amortization of unrecognized
 liability at transition                     9,802         3,728       113,390        45,030
                                         ---------     ---------     ---------     ---------
Net periodic pension cost recognized     $  43,936     $  34,652     $ 248,718     $ 103,636
                                         =========     =========     =========     =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements With the exception of historical facts stated herein, the matters discussed in this Form 10-Q are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operation of Sonoma Valley Bancorp's (the "Company") wholly owned subsidiary, Sonoma Valley Bank (the "Bank"), projected costs and expenses related to operations of the bank, liquidity, capital resources, and the availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors discussed in Sonoma Valley Bancorp's Form 10-K for the year ended December 31, 2005, and subsequent periodic reports, the following; (i) increased competition from other banks, savings and loan associations, thrift and loan associations, finance companies, credit unions, offerors of money market funds, and other financial institutions; (ii) the risks and uncertainties relating to general economic and political conditions, both domestically and internationally, including, but not limited to, inflation, or natural disasters affecting the primary service area of the Bank or its major industries; or (iii) changes in the laws and regulations governing the Bank's activities at either the state or federal level. Readers of this Form 10-Q are cautioned not to put undue reliance on "forward looking" statements which, by their nature, are uncertain as reliable indicators of future performance. PlaceNameplaceSonoma PlaceTypeValley Bancorp disclaims any obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

For the Six Month Periods
Ended June 30, 2006 and 2005

Overview

The Company reported net income of $1,891,314 for the six months ended June 30, 2006 compared with $1,501,237 for the six months ended June 30, 2005. The 26.0% or $390,077 increase in net income is largely attributable to loan growth out pacing deposit growth which generated an increase in net interest income of $681,688. On a per share basis, net income equaled $.84 compared with $.70 per share during the same period in 2005.

Return on average total assets on an annualized basis for the six-month period was 1.51% in 2006 and 1.32% in 2005. The increase in the return on assets is the result of the 26.0% growth in net income compared to the 11.01% growth in average assets from $228.0 million in 2005 to $253.1 million as of June 30, 2006. Return on average shareholders' equity on an annualized basis at the end of the second quarter 2006 and 2005 was 15.61% and 14.14%, respectively. The higher return on equity is again the result of stronger growth in income compared to 14.8% growth in average equity from $21.3 million in 2005 to $24.4 million in 2006.

At June 30, 2006, total assets were $266.4 million a 9.1% increase over $244.1 million as of December 31, 2005 and a 15.0% increase over $231.7 million as of June 30, 2005. The Company showed loans of $206.2 million at June 30, 2006 compared with $171.2 million and $160.9 million as of December 31, 2005 and June 30, 2005, increases of 20.4% and 28.1%, respectively. Deposits increased 1.3%, from $215.8 million and 9.2% from $200.1 million as of year end 2005 and June 30, 2005, respectively, to $218.6 million as of June 30, 2006. The loan-to-deposit ratio increased to 94.3% as of June 30, 2006 from 79.3% at December 31, 2005 and 80.4% at June 30, 2005. Although slower loan growth was anticipated due to the increase in interest rates, loan demand in 2006 has been strong.

The Company continues to experience loan and deposit growth at the Banco de Sonoma Office from $11.6 million in deposits and $2.7 million in loans as of December 31, 2005 to $12.6 million in deposits and $5.7 million in loans as of June 30, 2006. For the six months ending June 30, 2006, the office showed a profit of $24,640 compared with a loss of $71,347 as of June 30, 2005. This profitability is a result of the growth in interest income due to the increase in loan volume. This office is offering services to the Latino community in our market place. Management identified this as a niche which was underserved and an opportunity for future growth and profitability. The majority of the employees at the branch are bilingual and able to offer full service banking. An additional product which has been added is the ability for the customer to make an immediate transfer of funds to country-regionplaceMexico. Management anticipates that the growth in the branch will continue to be slow and steady.

Total shareholders' equity increased by $1.4 million or 6.15% during the six months ended June 30, 2006. At June 30, 2006, the Company reported net income of $1.9 million. In March the Company paid out $562,566 for cash dividends declared in February, 2006. In 2004 stock options were granted to senior employees with a fifth of the options vesting each year over a five year period. In 2006, 13,500 options vested which increased equity by $51,346 year to date. The net income figure of $1.9 million reflects an expense for the stock options of $51,346, therefore the net effect of the stock option transaction relative to equity was zero. Directors exercised 27,798 options which added $220,220 to the capital accounts. The tax benefit as a result of a disqualifying disposition of these grants was $176,018, which also increased equity. Officers exercised 38,364 options which added $330,897 to the capital accounts. The tax benefit on one of these options was $3,736. During the six months ended June 30, 2006 the company repurchased 25,500 shares which lowered equity by $635,919. The net effect of this activity results in capital of $24,881,130 as of June 30, 2006, compared to capital of $23,439,793 as of December 31, 2005. See page 6 for detail of "Changes in Shareholders' Equity."

Section 404 of Sarbanes-Oxley requires the SEC to prescribe rules requiring the establishment, maintenance and evaluation of an issuer's internal control of financial reporting. Accordingly, in the annual report for December 31, 2006, management was going to be required to include an assessment on the effectiveness of the Company's internal controls over financial reporting in accordance with standards set by the Public Company Accounting Oversight Board. On September 21, 2005, the SEC extended for another year the deadline for non-accelerated filers to first certify compliance with Section 404. This means that the Company will not have to certify compliance until December 31, 2007. The Company's external independent auditors are required to attest to and report on management's assessment of internal control over financial reporting. The Company's management and staff are working diligently toward evaluating and documenting the internal control systems in order to allow management to report on, and the Company's independent auditors to attest to, the Company's internal control over financial reporting. The Company has retained the services of a consulting firm to assist management and staff with this process and to address any material weaknesses and plan accordingly to maintain adequate processes. Even so, there can be no assurances that the evaluation required by Sarbanes-Oxley will not result in the identification of significant control deficiencies or that the Company's auditors will be able to attest to the effectiveness of our internal controls over financial reporting.

The table on the following page sets forth the average balances/yields and rates paid for the six months ended June 30, 2006 and 2005.

                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
                 For the six months ended June 30, 2006 and 2005

                                                              2006                                       2005
                                                              ----                                       ----
ASSETS                                       Average         Income/       Yield/       Average         Income/        Yield/
                                             Balance         Expense        Rate        Balance         Expense         Rate
                                          -------------   -------------    -----    -------------    -------------     -----
Interest-earning assets:
Loans(2):
 Commercial                               $ 129,506,682   $   4,998,637     7.78%   $ 105,752,059    $   3,873,043     7.39%
 Consumer                                    23,504,565         939,155     8.06%      18,246,067          643,315     7.11%
 Real estate construction                    16,329,109         628,164     7.76%      21,628,638          805,136     7.51%
 Real estate mortgage                        14,727,531         501,955     6.87%       7,896,328          267,620     6.83%
 Tax exempt loans (1)                         2,413,275          98,315     8.22%       2,770,405          114,100     8.31%
 Leases                                          47,055           2,737    11.73%          43,021            1,839     8.62%
 Tax exempt leases (1)                                0               0     0.00%               0                0     0.00%
 Unearned loan fees                            (521,845)                                 (478,556)
                                          -------------   -------------             -------------    -------------
         Total loans                        186,006,372       7,168,963     7.77%     155,857,962        5,705,053     7.38%
Investment securities
 Available for sale:
         Taxable                             27,711,292         457,128     3.33%      32,213,007          499,333     3.13%
 Hold to maturity:
         Taxable                                353,649           5,128     2.92%         375,557            5,157     2.77%
         Tax exempt (1)                      15,989,264         455,850     5.75%      16,760,954          480,105     5.78%
                                          -------------   -------------             -------------    -------------
         Total investment securities         44,054,205         918,106     4.20%      49,349,518          984,595     4.02%
Federal funds sold                            3,324,613          74,102     4.49%       3,885,437           45,460     2.36%
         FHLB Stock                             965,649          21,074     4.40%         765,530           14,520     3.82%
Total due from banks/Interest bearing            44,826             977     4.40%          30,794              318     2.08%
                                          -------------   -------------             -------------    -------------
 Total interest earning assets              234,395,665   $   8,183,222     7.04%     209,889,241    $   6,749,946     6.49%
                                                          =============                              =============
Noninterest-earning assets:
 Reserve for loan losses                     (2,852,545)                               (2,572,964)
 Cash and due from banks                      6,231,577                                 6,816,494
 Premises and equipment                       1,143,444                                 1,317,076
 Other assets                                14,171,854                                12,533,982
                                          -------------                             -------------
         Total assets                     $ 253,089,995                             $ 227,983,829
                                          =============                             =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Interest bearing deposits
         Interest bearing transaction     $  31,270,100   $      25,836     0.17%   $  34,261,979    $      28,816     0.17%
         Savings deposits                    72,933,759         549,284     1.52%      73,314,994          355,102     0.98%
         Time deposits over $100,000         35,408,931         662,394     3.77%      26,538,659          379,396     2.88%
         Other time deposits                 25,936,927         450,825     3.51%      19,233,274          235,539     2.47%
                                          -------------   -------------             -------------    -------------
Total interest bearing  deposits            165,549,717       1,688,339     2.06%     153,348,906          998,853     1.31%
Federal funds purchased                               0               0     0.00%               0                0     0.00%
 Long term debt & other borrowings            5,028,729         123,905     4.97%       4,171,508           61,802     2.99%
                                          -------------   -------------             -------------    -------------
         Total interest bearing
          liabilities                       170,578,446   $   1,812,244     2.14%     157,520,414    $   1,060,655     1.36%
                                                          =============                              =============
Non interest bearing liabilities:
  Non interest bearing demand deposits       53,275,437                                45,198,415
  Other liabilities                           4,801,067                                 3,971,922
  Shareholders' equity                       24,435,045                                21,293,078
                                          -------------                             -------------
         Total liabilities and
          shareholders' equity            $ 253,089,995                             $ 227,983,829
                                          =============                             =============

Interest rate spread                                                        4.90%                                      5.13%
                                                                            ====                                       ====
Interest income                                           $   8,183,222     7.04%                    $   6,749,946     6.49%
Interest expense                                              1,812,244     1.56%                        1,060,655     1.02%
                                                          -------------     -----                    -------------     ----
Net interest income/margin                                $   6,370,978     5.48%                    $   5,689,291     5.47%
                                                          =============     ====                     =============     ====

(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2006 and 2005.
(2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $173,613 and $165,379 for the six months ended June 30, 2006 and 2005, respectively, were amortized to the appropriate interest income categories.

RESULTS OF OPERATIONS

Net interest Income

Net interest income is the difference between total interest income and total interest expense. Net interest income, adjusted to a fully taxable equivalent basis, as shown on the table- Average Balance, Yields and Rates Paid, on page 12, is higher than net interest income on the statement of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($188,416 in 2006 and $202,030 in 2005, based on a 34% federal income tax rate).

The improvement in net interest income for the six months ended June 30, 2006 (stated on a fully taxable equivalent basis) is a result of the net effect of a $1.4 million increase in interest income offset by a smaller increase in interest expense of $681,688, showing a net increase of $681,691. This increase is a result of the 225 basis point increase in the fed funds and prime lending rates since June 30, 2005. The Fed Funds rate increased from 3.25% as of June 30, 2005, to 5.25% as of June 30, 2006 and the prime lending rate increased from 6.25% as of June 30, 2005 to 8.25% as of June 30, 2006. Also contributing to the increase in net interest income is the strong loan growth experienced during the first quarter.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. In 2006, the Company's net interest margin has increased one basis point to 5.48%, from 5.47% for the same period in 2005. The increase in the net interest margin is the result of strong loan growth offset by the pressure to increase the interest rates paid on deposit accounts.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) increased by $1.4 million to $8.2 million in the six months of 2006, a 21.2% increase over the $6.7 million realized during the same period in 2005.

The $1.4 million increase was the result of the 56 basis point increase in the yield on earning assets to 7.04% for the six months ended June 30, 2006 from 6.48% for the same time period of 2005. Contributing to this increase was the $24.5 million or 11.7% increase in average earning assets to $234.4 million for the first six months of 2006.

The gain in volume of average earning assets was responsible for a $1.0 million increase in interest income, and the increase in interest rates contributed $396,000, for a total increase in interest income of $1.4 million.

Interest Expense

Total interest expense for the six months of 2006 increased by $751,588 to $1.8 million from $1.1 million an increase of 70.9%. The average rate paid on all interest-bearing liabilities increased from 1.36% in 2005 to 2.14% in 2006. Average balances of interest bearing liabilities increased from $157.5 million to $170.6 million, an 8.3% gain in earning liabilities.

The gain in volume of average balances was responsible for a $298,000 increase in interest expense and the higher interest rates paid were responsible for a $454,000 increase in interest expense for a total increase of $752,000.

Individual components of interest income and interest expense are provided in the table-Average Balances, Yields and Rates Paid on page 12.

Provision for Loan Losses

The provision for loan losses charged as of June 30, 2006 was $290,000 compared to $250,000 for the same period of 2005. The provision for loan losses charged to operations is based on the Company's monthly evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding. The Company experienced strong loan growth during the first six months of 2006 and management anticipates that loan growth will continue, requiring that additional provisions may be made for loan losses. Additionally, there are regulatory concerns about concentrations of commercial real estate loans among many financial institutions. The Company does have a concentration of commercial real estate loans and although the loans are adequately collateralized, management determined that it would be prudent to increase the provision.

The economic climate continues to improve and the non-performing assets to total loans ratio continues to be below 1%. Loans charged-off were $9,559 and recoveries were $9,504 for the six months of 2006 compared with $36,939 in charge-offs and $48,109 in recoveries for the same period in 2005.

Non-interest Income

Non-interest income of $1.1 million increased 8.32% or $79,000 over the $946,000 recorded in the comparable period in 2005. Of the increase, 52.9% was due to increases in service charges on deposit accounts. Year to date income from service charges on deposit accounts has increased 6.72% or $42,000 from $620,000 in 2005 to $662,000 in 2006. This increase was predominantly a result of the growth in new accounts.

Other fee income has shown an increase at June 30, 2006 of 17.6% or $28,000 from $162,000 as of June 30, 2005 to $190,000 in 2006 and comprised 36.3% of the total $79,000 increase in non interest income. The higher income is a result of an increase of $22,000 in income the bank earned from loan referrals, which increased from $8,000 as of June 30, 2005 to $30,000 for the same period of 2006. Also contributing to the increase was an increase of $7,000 or 65.0% in wire transfer income from $11,000 in 2005 to $18,000 in 2006.

Other non-interest income showed a 5.2% increase, or $9,000, from $164,000 in 2005 to $173,000 in 2006. This is largely a result of an increase in the income generated by bank owned life insurance policies. Income on the policies was $157,000 as of June 30, 2005 compared to $166,000 as of June 30, 2006. The earnings on these policies should increase as the balances increase and if market rates increase, the income produced by these policies should also increase.

Non-interest Expense

Total non-interest expense increased $59,000 or 1.51% from $3.9 million as of June 30, 2005 to $4.0 million for six months ended June 30, 2006 and 2005. Non-interest expense on an annualized basis represented 3.17% of average total assets in 2006 compared with 3.47% in the comparable period in 2005.

Salaries and benefits increased $67,000 or 3.0% from $2.2 million for the six months ended June 30, 2005 to $2.3 million for the six months ended June 30, 2006. The increases are largely the result of normal merit and incentive increases. At June 30, 2006 and 2005 total full time equivalent employees were 44 and 52, respectively. As of June 30, 2006, assets per employee were $6.1 million compared with $4.5 million as of June 30, 2005. Management tries to utilize efficiencies to stabilize the growth in full time equivalent employees.

Expense related to premises and equipment increased 5.59% to $504,000 in 2006 from $477,000 for the same period of 2005. The increase of $27,000 in expense in 2006 is the result of a 31.6% or $14,000 increase in expenses related to maintenance and repairs for fixed assets from $43,000 in 2005 to $57,000 in 2006. There was a 25.4% or $9,000 increase in janitorial service to $43,000. This is the result of the addition of janitorial service for the new facility and improvements that have been made in the landscaping. Additionally, lease expense increased 7.4% or $13,000 to $183,000. This is a result of the addition of the placeplaceplaceplaceFinance placeplaceCenter facility beginning in mid-March, 2005 as well as normal increases in lease expense on the remaining leased properties.

Other operating expenses declined by 2.8% in 2006 to $1.180 million from $1.214 million in 2005, a decrease of $34,000. The decline is a result of lower professional fees a result of a postponement in the implementation of Sarbanes Oxley, Rule 404 and pending a resolution by the Securities and Exchange Commission regarding the depth of the analysis for small public companies.

Provision for Income Taxes

The provision for income taxes declined to an effective tax rate of 35.67% for the six months of 2006 compared with 33.73% for the six months of 2005. The higher effective tax rate is a reflection of the increase in taxable income when compared with income derived from tax exempt investments. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.


BALANCE SHEET ANALYSIS

Investments

Investment securities were $40.5 million at June 30, 2006, a 19.6% decrease from the $50.4 million at December 31, 2005 and a 22.3% decrease from $52.2 million at June 30, 2005. The decline in the portfolio is a result of strong loan demand and the need to utilize maturing and called investments to fund loans. The Company will usually maintain an investment portfolio of securities rated A or higher by Standard and Poor's and or Moody's Investors Service. Local tax-exempt bonds are occasionally purchased without an A rating.

Securities are classified as held to maturity (HTM) if the Company has both the intent and the ability to hold these securities to maturity. As of June 30, 2006, the Company had securities totaling $15.7 million with a market value of $15.6 million categorized as HTM. Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.

Securities are classified as available for sale (AFS) if the Company intends to hold these debt securities for an indefinite period of time, but not necessarily to maturity. Investment securities which are categorized as AFS are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity. Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy. Securities held in the AFS category are recorded at market value, which is $24.8 million compared to an amortized cost of $25.4 million as of June 30, 2006.

There were twenty Federal Farm Credit Bank, Federal Home Loan Bank, Federal Home Loan Mortgage Corporation or Federal National Mortgage Association securities of $19.4 million and six U.S. Treasury securities of $5.4 million in the AFS portfolio and forty municipal securities of $10.2 million in the HTM portfolio that were temporarily impaired as of June 30, 2006. Of the above, there were nineteen Federal Farm Credit Bank, Federal Home Loan Bank, Federal Home Loan Mortgage Corporation or Federal National Mortgage Association securities of $18.4 million and six U. S. Treasury securities of $5.4 million in the AFS portfolio and twenty municipal securities of $6.0 million in the HTM portfolio that have been in a continuous loss position for twelve months or more as of June 30, 2006. The primary cause of the impairment of these securities is interest rate volatility inherent in a rising rate environment which causes the market value of the security to decline. Management understood the potential market risks at the time of acquisition and determined the benefit to the Company of the higher interest rates received at the time of purchase more than offset the potential deterioration in value. It is the Company's intent to carry the securities to maturity date, at which time the Company will receive face value for the securities at no loss.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses to the income statement are recognized upon sale, or at such time as management determines that a permanent decline in value exists. In the opinion of management, there was no investment in securities at June 30, 2006 that constituted a material credit risk to the Company. The lower market value to amortized costs was a result of the increase in market interest rates and not an indication of lower credit quality.

As of June 30, 2006, hold to maturity securities with a carrying amount of $7.3 million and an approximate fair value of $7.4 million were pledged, in accordance with federal and state requirements, as collateral for public deposits. Available for sale investment securities with a fair value of $5.2 million and an amortized cost of $5.4 million at June 30, 2006 were pledged to meet the requirements of the Federal Reserve and the U.S. Department of Justice.

Loans

The Company's loan portfolio was $206.2 million at June 30, 2006, or 94.3% of total deposits. This compares with $171.2 million, or 79.3% of total deposits, at December 31, 2005 and $160.9 million, or 80.4% of total deposits, at June 30, 2005. A comparative schedule of average loan balances is presented in the table on page 12; period-end and year-end balances are presented in the following table.






                                      June 30,     Percentage      December 31,    Percentage        June 30,      Percentage
                                       2006         of Total          2005          of Total           2005          of Total
                                   ------------    ----------      ------------    ----------      ------------    ----------

Commercial                         $149,036,419          72.1%     $118,590,731          69.1%     $110,303,513         68.3%

Consumer                             25,384,234          12.3%       21,804,507          12.7%       19,621,946         12.2%

Real estate construction             16,162,913           7.8%       18,004,805          10.5%       19,696,683         12.2%

Real estate mortgage                 16,187,234           7.8%       13,251,137           7.7%       11,761,509          7.3%

Leases                                   49,358           0.0%           25,822           0.0%           37,694          0.0%
                                   ------------         -----      ------------         -----      ------------        -----
Gross loans and leases              206,820,158         100.0%      171,677,002         100.0%      161,421,345        100.0%
                                                        =====                           =====                          =====
Deferred loan fees                     (633,008)                       (482,410)                       (481,390)
                                   ------------                    ------------                    ------------

Total loans and leases, net of
 unearned fees                      206,187,150                     171,194,592                     160,939,955

Allowance for loan
 and lease losses                    (3,066,452)                     (2,776,507)                     (2,689,745)
                                   ------------                    ------------                    ------------


                                   $203,120,698                    $168,418,085                    $158,250,210
                                   ============                    ============                    ============


As of June 30, 2006, $73.5 million in loans were pledged at the Federal Home Loan Bank as collateral for up to $59.3 million in borrowings. As of June 30, 2006, the Company borrowed $17.8 million. The Company is currently borrowing because loans are growing faster than deposits.

Risk Elements

The majority of the Company's loan activity is with customers located within placeplaceplaceplaceSonoma placeplaceCounty. Approximately 90% of the total loan portfolio is secured by real estate located in the Company's service area.

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

There were $961,000 non-accrual loans and no loans 90 days or more past due and still accruing at June 30, 2006 which is down slightly from $1.0 million as of June 30, 2005. Of which there were $263,000 non accrual loans that were 90 days or more past due at June 30, 2006 compared to $1.0 million loans last year. As of June 30, 2006, there were $89,403 in loans classified as restructured and as of June 30, 2005 there were $89,552 in loans classified as restructured.

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

Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated. However, as of June 30, 2006 the Company believes its overall allowance for loan losses is adequate based on its analysis of conditions at that time.

At June 30, 2006, the allowance for loan losses was $3.1 million, or 1.49% of period-end loans, compared with $2.8 million, or 1.62% at December 31, 2005 and $2.7 million, or 1.67% at June 30, 2005.

An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.

                                                  For the Six Months     For the Year     For the Six Months
                                                         Ended               Ended              Ended
                                                        6/30/06            12/31/05            6/30/05

Balance beginning of year                          $  2,776,507        $  2,428,572       $  2,428,572

Charge-offs:

Commercial                                               (6,594)            (53,337)           (20,198)

Consumer                                                 (2,965)            (16,976)           (16,738)
                                                   ------------        ------------       ------------

                    Total charge-offs                    (9,559)            (70,313)           (36,936)
                                                   ------------        ------------       ------------

Recoveries:

Commercial                                                9,077              55,055             48,109

Consumer                                                    427               3,193                  0
                                                   ------------        ------------       ------------
                    Total recoveries                      9,504              58,248             48,109
                                                   ------------        ------------       ------------


Net (charge-offs) recoveries                                (55)            (12,065)            11,173

Provision charged to operations                         290,000             360,000            250,000
                                                   ------------        ------------       ------------
Balance end of period                              $  3,066,452        $  2,776,507       $  2,689,745
                                                   ============        ============       ============
Ratio of net charge-offs/(recoveries)
 annualized to average loans                               0.00%               0.01%             -0.01%

Balance in allowance as a percentage
 of loans outstanding at period end                        1.49%               1.62%              1.67%



Deposits

A comparative schedule of average deposit balances is presented in the table on page 12; period end and year-end deposit balances are presented in the following table.

                               June 30,      Percentage      December 31,     Percentage         June 30,       Percentage
                                2006          of Total           2005          of Total           2005           of Total
                            ------------     ----------      -----------      ----------      ------------     ----------


Interest bearing
 transaction deposits       $ 30,941,130           14.2%     $ 35,586,113           16.6%     $ 32,399,866           16.2%

Savings deposits              68,693,834           31.4%       74,218,076           34.4%       72,881,168           36.4%

Time deposits,
 $100,000 and over            37,745,335           17.3%       32,011,640           14.8%       27,637,667           13.8%

Other time deposits           26,450,208           12.1%       24,482,074           11.3%       20,286,030           10.2%
                            ------------          -----      ------------          -----      ------------           ----

Total interest bearing
 deposits                    163,830,507           75.0%      166,297,903           77.1%      153,204,731           76.6%

Demand deposits               54,729,699           25.0%       49,460,864           22.9%       46,921,796           23.4%
                            ------------          -----      ------------          -----      ------------          -----

Total deposits              $218,560,206          100.0%     $215,758,767          100.0%     $200,126,527          100.0%
                            ============          =====      ============          =====      ============          =====

Total deposits increased by $2.8 million (1.3%), during the six months of 2006, to $218.6 million from $215.8 million at December 31, 2005, and increased by 9.2% or $18.4 million from $200.1 million as of June 30, 2005. Demand deposits, time deposits greater than $100,000 and other time deposits showed an increase over year end 2005. Demand deposits increased $5.3 million or 10.7% during the first six months of 2006. Time deposits greater than $100,000 increased by $5.7 million or 17.9% to $37.7 million during the first six months of 2006. Other time deposits showed growth of 8.0% or $2.0 million to $26.5 million, during the first six months of 2006.

Interest bearing deposits showed a decline of $4.6 million (13.1%) from $35.6 million as of December 31, 2005 to $30.9 million as of June 30, 2006. Savings deposits were $68.7 million as of June 30, 2006 compared to $74.2 as of year end 2005, a decline of $5.5 million or 7.4%. The decline could be, in part, investors moving funds from these accounts into higher yielding time deposits discussed above.

With the future of interest rates uncertain, the Company cannot predict how quickly rates may change on deposit accounts which could cause the net interest margin to decline, resulting in lower net income. The Company has seen an increase in the yield on deposits from 1.31% as of June 30, 2005 to 2.06% as of June 30, 2006, a 75 basis point increase.

Although the Company has experienced deposit growth this year, loan demand has far out paced deposit growth, therefore the Company has taken advantage of its ability to borrow at the Federal Home Loan Bank. These short-term borrowings are responsible for a three basis point increase in the yield of interest bearing liabilities when compared to the prior year. The Federal Home Loan Bank borrowings are also responsible for an eight basis point increase in the yield paid on all interest bearing liabilities of 2.14%. Refer to the table-Average Balance, Yields and Rates Paid, on page 12. The decision was made by management that it was more cost effective to borrow instead of paying higher rates of interest on time deposits.

Capital

The Bank is subject to Federal Deposit Insurance Corporation (FDIC) regulations governing capital adequacy. The FDIC has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. Under current guidelines, as of June 30, 2006, the Bank was required to have minimum Tier I and total risk-based capital ratios of 4% and 8%, respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios of 6% and 10%, respectively.

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

Based on the FDIC's guidelines, the Bank's total risk-based capital ratio at June 30, 2006 was 10.71% and its Tier 1 risk-based capital ratio was 9.47%. The Bank's leverage ratio was 9.09%. All the ratios exceed the minimum guidelines of 8.00%, 4.00% and 4.00%, respectively.

In January 2001, the Company approved a program to repurchase Sonoma Valley Bancorp stock up to $1.0 million; in August 2002 the Company approved the repurchase of an additional $1.0 million of Sonoma Valley Bancorp stock; and in February 2006 the Company approved the repurchase of an additional $1.1 million of Sonoma Valley Bancorp stock, for a cumulative total of $3.1 million authorized for repurchase. As of June 30, 2006, $635,919 had been repurchased and retired in 2006 with $883,919 available to repurchase additional shares. Refer to page 6 for the table of "Changes in Shareholders' Equity."

Off Balance Sheet Commitments

The Company's off balance sheet commitments as of June 30, 2006 consist of commitments to extend credit of $55.6 million and standby letters of credit of $348,000 compared to commitments to extend credit of $32.9 million and standby letter of credit of $290,000 as of June 30, 2005. These commitments are extended to customers in the normal course of business. The Company also has contractual obligations consisting of operating leases for various facilities and payments to participants under the Company's supplemental executive retirement plan and deferred compensation plan.

Liquidity Management

The Company's liquidity is determined by the level of assets (such as cash, federal funds sold and available-for-sale securities) that are readily convertible to cash to meet customer withdrawal and borrowing needs. Deposit growth also contributes to the Company's liquidity. The Company's liquidity position is reviewed by management on a regular basis to verify that it is adequate to meet projected loan funding and potential withdrawal of deposits. The Company has a comprehensive Asset and Liability Policy which it uses to monitor and determine adequate levels of liquidity. At June 30, 2006, the Company's total liquidity ratio (adjusted liquid assets to deposits and short term liabilities) was 13.3% compared to 20.1% and 20.3% at December 31, 2005 and June 30, 2005, respectively. Management expects that liquidity will remain adequate throughout 2006, with deposit growth, security maturities and borrowing capacity offsetting the strong loan growth the Company is experiencing. Any excess funds will be invested in quality liquid assets, such as U.S. Treasury and Agency securities.

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

Asset/Liability Management. Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits and investing in securities. Interest rate risk is the primary market risk associated with asset/liability management. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. When interest rates increase, the market value of securities held in the investment portfolio declines. Generally, this decline is offset by an increase in earnings. When interest rates decline, the market value of securities increases while earnings decrease due to the bank's asset sensitivity which is caused by the variable rate loans. Usually the Bank is able to mitigate its risk from changes in interest rates with this balance sheet structure. At the present time, the market is experiencing an anomaly from historical norms. While short term rates have increased over the past year as a result of the Federal Open Market Committee increasing the Fed Funds target rate from 3.25% to 5.25%, a 200 basis point increase, the long term interest rates have only increased about 103 basis points when compared to June 2005. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin and market value of equity under changing interest environments. The Bank uses simulation models to forecast earnings, net interest margin and market value of equity.

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, the Bank is able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against five interest rate scenarios. The scenarios include 100 and 200 basis point rising rate forecasts, a flat rate forecast and 100 and 200 basis point falling rate forecasts which take place within a one year time frame. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon. The Bank's 2006-2007 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from June 30, 2006 balances. The following table summarizes the effect on net interest income
(NII) of +/-100 and +/-200 basis point changes in interest rates as measured against a constant rate (no change) scenario.

Interest Rate Risk Simulation of Net Interest Income as of June 30, 2006 (In thousands)

   Variation from a constant rate scenario            $ Change in NII
             +200bp                                        ($804)
             +100bp                                        ($402)
             -100bp                                        ($132)
             -200bp                                        ($212)


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

A positive cumulative gap may be equated to an asset sensitive position. An asset sensitive position in a rising interest rate environment will cause a bank's interest rate margin to expand. This results as floating or variable rate loans reprice more rapidly than fixed rate certificates of deposit that reprice as they mature over time. Conversely, a declining interest rate environment will cause the opposite effect. A negative cumulative gap may be equated to a liability sensitive position. A liability sensitive position in a rising interest rate environment will cause a bank's interest rate margin to contract, while a declining interest rate environment will have the opposite effect. The table above shows net interest income declining both when rates increase and when rates decline. Although the Company is usually asset sensitive, which would cause the Bank's net interest margin to expand when rates increase, the simulation is showing a negative change in net interest income both in a rising and declining rate environment due to the need to rapidly increase deposit rates. The decline in net interest income in the rising rate environment is a result of management's conservative evaluation of the market pressure to increase rates on deposits, which causes a decline in the net interest margin.

The following table sets forth the dollar amounts of maturing and/or repricing assets and liabilities for various periods. This does not include the impact of prepayments or other forms of convexity caused by changing interest rates. Historically, this has been immaterial and estimates for them are not included.

The Bank has more liabilities than assets repricing during the next year. Usually because the Bank's asset rates change more than deposit rates, the Bank's interest income will change more than the cost of funds when rates change. For the current quarter, the Bank is making a more conservative assumption. Historically, the Bank has been able to raise deposit rates with a lag to loan rate increases, however loan rates have remained fairly flat and market demands are creating pressure to raise interest rates on deposits. Therefore, for a period of time, the Bank has chosen to use the simulation to forecast deposits rates rising quite rapidly. This causes the net interest margin to shrink and net interest income to decline in both a rising and falling rate environment. The table below indicates that the Bank is liability sensitive throughout the next year. At the end of the twelve month cycle, the rate sensitive gap shows $78.7 million more in liabilities than assets with a repricing opportunity.

The Bank controls its long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than its long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of June 30, 2006 for the Bank's interest-bearing assets and interest-bearing liabilities, and the Bank's interest rate sensitivity gap as a percentage of total interest-earning assets. Of the $150.0 million in fixed rate assets repricing in the over 12 months category, shown in the table below, $32.0 million are long term assets over five years. This $32.0 million compares favorably to the $78.2 million in demand and core deposits and equity.






June 30, 2006                         Immediate        Up to 3      4 to 6       7 to 12        Over 12
                                       Reprice          Months      Months        Months        Months         Totals
(in thousands)                        ---------      ---------     ---------     ---------     ---------     ---------

Fed Funds Sold                        $       0      $       0     $       0     $       0     $       0     $       0
Securities + IBB                              0          1,595         4,208         8,417        26,333        40,553
Loans                                    38,378          9,828        10,881        20,416       123,618       203,121
                                      ---------      ---------     ---------      --------     ---------     ---------
                 Total RSA            $  38,378      $  11,423     $  15,089     $  28,833     $ 149,951     $ 243,674


MMDA/NOW/SAV
                                        100,909              0             0             0             0       100,909
CDs < $100k                                   0          8,636         6,488         6,488         4,838        26,450
CDs > $100k                                   0         17,414        11,719         2,930         5,682        37,745
Borrowings                               17,800              0             0             0             0        17,800
                                      ---------      ---------     ---------     ---------     ---------     ---------
                 Total RSL            $ 100,909      $  43,850     $  18,207     $   9,418     $  10,520     $ 182,904

Gap                                     (80,331)       (14,627)       (3,118)       19,415       139,431        60,770
Cumulative                              (80,331)       (94,958)      (98,076)      (78,661)       60,770

% of Assets
                                         -30.20%        -35.70%       -36.90%       -29.60%        22.80%






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

The Bank has only moderate market risk in investments because the average maturity in the portfolio is not very long, except for municipals, which are held to maturity (see page 15 for discussion of investments). The portfolio should decline in value only about 2.0% or $790,000 for a 1% increase in rates. The gain in value if rates fall would be somewhat less, because there are some callable bonds. Marking-to-market available for sale securities when rates change would add only modest volatility to a strong level of equity. This market risk acts to offset the interest rate risk (i.e. if rates decline and NIM is squeezed, there would be a concurrent gain in the value of securities).

For the Three Month Periods
Ended June 30, 2005 and 2005

Overview

The Company reported net income of $969,261 for the second quarter of 2006 compared with $770,651 for the second quarter of 2005. On a per share basis, net income for the three months ended June 30, 2006 equaled $.43 per share compared with $.36 per share during the same period in 2005, see page 4 for the comparative detail.

Return on average total assets on an annualized basis for the three months ended June 30, 2006 and 2005 was 1.50% and 1.34%, respectively. Return on average shareholders' equity on an annualized basis for the three months ended June 30, 2006 and 2005 was 15.7% and 14.4%, respectively. The increase in the return on equity is a result of the strong growth in earnings experienced in the second quarter of 2006 when compared to 2005. Net income showed an increase of 25.8% or $198,610 from $770,651 to $969,261 as of June 30, 2005 and 2006, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, adjusted to a fully taxable equivalent basis, increased $414,000 to $3.3 million for the three months ended June 30, 2006, from $2.97 million during the comparable period of 2005. Net interest income on a fully taxable equivalent basis, as shown on the table -Average Balances, Yields and Rates Paid on page 28, is higher than net interest income on the statements of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($94,000 in 2006 and $99,000 in 2005, based on a 34% federal income tax rate).

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. The Company's net interest margin for the second quarter of 2006 increased slightly to 5.51% from 5.47% for the quarter ending June 30, 2005. The increase in the net interest margin is the result of the Company's strong loan growth. For the three months ended June 30, 2006, the yield on interest bearing liabilities increased 87 basis points from 1.50% for the three months of 2005 to 2.37% for the three months period ended June 30, 2006. Although the prime lending rate has increased 200 basis points since June 30, 2005, the long term lending rates in the marketplace have not increased as quickly and the Company has had pressure to increase rates paid on liabilities. This has had some effect on the net interest margin, but the strong loan growth has offset some of the effect of the increase in interest expense on liabilities.

Interest Income

Interest income for the three months ended June 30, 2006 increased by $853,000 to $4.3 million, a 24.5% increase over the $3.5 million realized during the same period in 2005. The gain in volume of average balances was responsible for a $657,000 increase in interest income and a

$196,000 increase in income was related to higher interest rates, resulting in a total increase in interest income of $853,000.

Interest Expense

Total interest expense for the three months ended June 30, 2006 increased by $438,000 to $1.0 million compared with $593,000 in the same period of 2005. The average rate paid on all interest-bearing liabilities for the second quarter of 2006 increased to 2.37% from 1.50% in the second quarter of 2005, and average balances for the second quarter of 2006 increased to $174.3 million from $159.0 million in the same period of 2005, a 9.59% gain.

The gain in volume of average balances accounted for a $179,000 increase in interest expense while an increase of $259,000 was related to higher interest rates paid, resulting in a $438,000 increase in interest expense for the second quarter of 2006.

Individual components of interest income and interest expense are provided in the table - Average Balances, Yields and Rates Paid on page 28.

Provision for Loan Losses

The provision for loan losses was $240,000 during the second quarter of 2006 compared to the $160,000 provision for the second quarter of 2005. The increase in the provision is the result of managements' evaluation and assessment of the loan portfolio and the loan growth the Company has experienced.

Non-interest Income

Non-interest income of $519,752 for the second quarter of 2006 represented an increase of $33,160, or 6.8%, from the $486,592 for the comparable period in 2005. Income from service charges on deposit accounts and loan referral income were major contributors to the growth in income over 2005.

Non-interest Expense

For the second quarter of 2006, non-interest expense was $1.973 million compared with $1.944 million for the same period in 2005, representing an increase of $29,000, or 1.5%. The largest increase of non interest expense was salaries and benefits expense of $1.156 million, which increased $38,000, or 3.4% compared with $1.118 million for the three months ended June 30, 2005. The $38,000 increase in 2006 is largely the result of normal merit and incentive increases and increases in employee benefit costs. At June 30, 2006, total full time equivalent employees were 44 compared to 49 in 2005.

The expenses for premises and equipment increased 2.3% from $248,000 for the second quarter of 2005 to $254,000 in 2006. The $6,000 increase in expense in 2006 is a result of increased expenses related to maintenance and repairs for fixed assets, increases in real property tax and increases in utility costs.

Other non interest expense for the three months ended June 30, 2006 decreased 2.5% or $15,000 to $563,000 compared to $578,000 for the same period of 2005. All categories of other operating expense remained level or declined from the prior year.

Provision for Income Taxes

The provision for income taxes increased to an effective tax rate of 35.8% in the second quarter of 2006 compared with 34.0% for the comparable period in 2005. Income taxes reported in the financial statement include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
                For the three months ended June 30, 2006 and 2005


                                                              2006                                       2005
                                                              ----                                       ----
ASSETS                                       Average         Income/       Yield/      Average          Income/        Yield/
                                             Balance         Expense        Rate       Balance          Expense         Rate
                                          -------------   -------------    -----    -------------    -------------     -----
Interest-earning assets:
Loans(2):
 Commercial                               $ 139,650,217   $   2,736,560     7.86%   $ 107,637,506    $   1,999,744      7.45%
 Consumer                                    24,455,537         506,180     8.30%      19,274,262          352,442      7.33%
 Real estate construction                    15,514,942         311,605     8.06%      20,872,556          397,498      7.64%
 Real estate mortgage                        15,046,811         259,646     6.92%       8,502,518          142,675      6.73%
 Tax exempt loans (1)                         2,413,275          49,427     8.22%       2,578,814           52,943      8.23%
 Leases                                          52,144           1,458    11.22%          40,302              920      9.16%
 Unearned loan fees                            (571,521)                                 (476,005)
                                          -------------    ------------             -------------    -------------
         Total loans                        196,561,405       3,864,876     7.89%     158,429,953        2,946,222      7.46%
Investment securities
  Available for sale:
         Taxable                             25,517,542         214,506     3.37%      35,036,366          274,428      3.14%
  Hold to maturity:
         Taxable                                349,221           2,522     2.90%         373,093            2,551      2.74%
         Tax exempt (1)                      15,848,262         226,892     5.74%      16,671,217          238,686      5.74%
                                          -------------    ------------             -------------    -------------
         Total investment securities         41,715,025         443,920     4.27%      52,080,676          515,665      3.97%
Federal funds sold                              721,889           8,965     0.00%               0                0      0.00%
FHLB Stock                                    1,054,780          10,853     4.13%         819,451           14,520      7.11%
Total due from banks/interest bearing            50,032             714     5.72%          27,687              147      2.13%
                                          -------------    ------------             -------------    -------------
   Total interest-earning assets          $ 240,103,131    $  4,329,328     7.23%   $ 211,357,767    $   3,476,554      6.60%
                                                           ============                              =============
Non interest-earning assets:
  Reserve for loan losses                    (2,909,044)                               (2,627,044)
  Cash and due from banks                     5,714,977                                 7,506,650
  Premises and equipment                      1,122,134                                 1,293,459
  Other assets                               14,339,485                                12,679,073
                                          -------------                             -------------
                        Total assets       $258,370,683                             $ 230,209,905
                                          =============                             =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits
         Interest-bearing transaction     $  30,947,763    $     12,835     0.17%   $  33,848,999    $      14,299      0.17%
         Savings deposits                    70,765,110         305,025     1.73%      70,951,813          192,366      1.09%
         Time deposits over $100,000         36,232,799         352,250     3.90%      27,189,942          202,991      2.99%
         Other time deposits                 26,381,272         237,870     3.62%      19,811,949          128,799      2.61%
                                          -------------    ------------             -------------    -------------
     Total interest-bearing deposits        164,326,944         907,980     2.22%     151,802,703          538,455      1.42%
Federal funds purchased                               0               0     0.00%               0                0
  Other short-term borrowings                 9,923,154         123,431     4.99%       7,196,273           54,571      3.07%
                                          -------------    ------------             -------------    -------------
  Total interest-bearing liabilities        174,250,098    $  1,031,411     2.37%     158,998,976    $     593,026      1.50%
                                                           ============                              =============

Non interest-bearing liabilities:
  Non interest-bearing demand deposits       54,462,745                                45,642,472
  Other liabilities                           4,909,656                                 4,112,583
           Shareholders' equity              24,748,184                                21,455,874
                                          -------------                             -------------
               Total liabilities and
                shareholders' equity      $ 258,370,683                             $ 230,209,905
                                          =============                             =============
Interest rate spread                                                        4.86%                                       5.10%
                                                                           =====                                       =====
Interest income                                            $  4,329,328     7.23%                    $   3,476,554      6.60%
Interest expense                                              1,031,411     1.72%                          593,026      1.13%
                                                           ------------    -----                     -------------     -----
Net interest income/margin                                 $  3,297,917     5.51%                    $   2,883,528      5.47%
                                                           ============    =====                     =============     =====


(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2006 and 2005.

(2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $99,469 and $89,271 for the three months ended June 30, 2006 and June 30, 2005, respectively, were amortized to the appropriate interest income categories.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information regarding Quantitative and Qualitative Disclosures about Market Risk appears on page 15 under "Investments" and on pages 21 through 24 under the
caption  "Management's   Discussion  and  Analysis  of  Consolidated   Financial
Condition and Results of Operations - Market Risk Management" and is incorporated herein by reference.

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

During the quarter ended June 30, 2006, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or, are reasonable likely to materially affect our internal controls over financial reporting.

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


                                     (a)                       (b)                 (c)                         (d)
                                                                                                         Maximum Number
                                                                                                         (or Approzimate
                                                                                  Total Number Of        Dollar Value) of
                                                                                  Shares (or Units)      Shares (or Units)
                                                                                 Purchased as Part       that May Yet be
                                  Total Number of                                  of Publicly           Purchased Under
                                  Shares (or Units)       Average Price paid    Announced Plans or          the Plans or
             Period                 Purchased             per Share (or Unit)        Programs                Programs
           -----------            ----------------        ------------------    ------------------       ----------------

           Month #1:                         7,168                    $24.45                 7,168             $1,155,046(1)
           4/1/06 - 4/30/06

           Month #2:                             0                         0                     0             $1,155,046
           5/1/06 - 5/31/06

           Month #3:                        10,465                    $25.91                10,465             $  883,919
           6/1/06 - 6/30/06

           Total                            17,633                    $25.31                17,633


(1) On January 17, 2001 a repurchase program was approved up to $1,000,000. On August 21, 2002 an additional $1,000,000 was approved. No expiration. On February 15, 2006 an additional $1,100,000 was approved to repurchase Company stock. No expiration.


Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held the annual meeting of shareholders on May 17, 2006. The following table sets forth the proposals and outcome from the voting.

Proposal Number 1                                    Election of Directors; and


        Nominees               Shares Voted For           Shares Withholding
                                                        Authority/Voted Against
  --------------------        -----------------         -----------------------
  Suzanne Brangham                    1,815,966                         27,661
  Dale T. Downing                     1,819,235                         24,292
  Fred H. Harland                     1,816,849                         26,779
  Robert B. Hitchcock                 1,819,279                         24,348
  Robert J. Nicholas                  1,781,477                         62,151
  Angelo C. Sangiacomo                1,819,130                         24,497
  J. Robert Stone                     1,818,410                         25,217
  Mel Switzer, Jr.                    1,781,017                         62,611
  Harry Weise                         1,781,369                         62,258


Proposal Number 2                        Ratification of Richardson and Company

Total shares voted:       For           Against      Abstain/Broker Non-Votes
                       ---------        -------      ------------------------
                       1,829,967          7,554                         6,106

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

(a)  Exhibits

               3.(ii) Amendment to Bylaws of Sonoma Valley Bancorp

               31.1 Certification  of Principal  Executive  Officer  pursuant to
                    Section 302 of the Sarbanes-Oxley Act

               31.2 Certification  of Principal  Financial  Officer  pursuant to
                    Section 302 of the Sarbanes-Oxley Act

               32 Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SONOMA VALLEY BANCORP



Date:  August 9, 2006              /s/ Mel Switzer, Jr.
       --------------              --------------------------------------------
                                   Mel Switzer, Jr.
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)




Date:  August 9, 2006              /s/ Mary Dieter Smith
       --------------              --------------------------------------------
                                   Mary Dieter Smith
                                   Executive Vice President and
                                   Chief Operating Officer and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)