Form 10-Q
period 2006-09-30
SONOMA VALLEY BANCORP
filed 2006-11-13
CIK 1120427

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended: September 30, 2006


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    X Yes No

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer     Accelerated filer    Non-accelerated filer X


The number of shares outstanding of the registrant's Common Stock, no par value, as of November, 1, 2006 was 2,283,047

                                      INDEX
                                                                           Page
PART I  FINANCIAL INFORMATION.................................................3

  Item 1. Financial Statements................................................3

          Consolidated Balance Sheets at September 30, 2006,
          December 31, 2005 and September 30, 2005............................3

          Consolidated Statements of Operations for the
          three months and nine months ended September 30, 2006 and 2005......4

          Consolidated Statements of Changes in Shareholders' Equity
          for the nine months ended September 30, 2006,
          and the years ended December 31, 2005 and 2004......................5

          Consolidated Statements of Cash Flows for the
          nine months ended September 30, 2006 and 2005.......................7

          Notes to Consolidated Financial Statements..........................8

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operation.......................10

          Average Balances, Yields and Rates Paid
          for the nine months ended September 30, 2006 and 2005..............11

          Average Balances, Yields and Rates Paid
          for the three months ended September 30, 2006 and 2005.............27

  Item 3. Quantitative and Qualitative Disclosure About Market Risk..........28

  Item 4. Controls and Procedures............................................28

 PART II   OTHER INFORMATION.................................................28

  Item 1. Legal Proceedings..................................................28

  Item 1A.Risk Factors.......................................................28

  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds........29

  Item 3. Defaults Upon Senior Securities....................................29

  Item 4. Submission of Matters to a Vote of Security Holders................29

  Item 5. Other Information..................................................29

  Item 6. Exhibits...........................................................29

 SIGNATURES..................................................................30

 CERTIFICATIONS..............................................................31

                          Part I FINANCIAL INFORMATION
Item 1. Financial Statements
The information furnished in these interim statements reflects all adjustments and accruals which are, in the opinion of management, necessary for a fair statement of the results for such periods. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

                              FINANCIAL STATEMENTS
                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
         September 30, 2006 (Unaudited) and December 31, 2005 (Audited)
                       and September 30, 2005 (Unaudited)

                                                            September 30,     December 31,    September 30,
                                                                2006             2005             2005
ASSETS                                                      ------------     ------------     ------------
Cash and due from banks                                     $  5,780,940     $  6,988,820     $  6,172,079
Federal funds sold                                                     0        2,050,000                0
Interest-bearing due from banks                                   61,044           39,521           55,267
                                                            ------------     ------------     ------------
                        total cash and cash equivalents        5,841,984        9,078,341        6,227,346
Investment securities available-for-sale, at fair value       23,724,471       33,917,094       34,977,162
Investment securities held-to-maturity (fair
  value of $16,063,118, $16,634,519 and
 $17,065,719, respectively)                                   15,819,063       16,499,865       16,789,147
Loans and lease financing receivables, net                   206,519,540      168,418,085      159,344,237
Premises and equipment, net                                    1,010,581        1,178,666        1,250,525
Accrued interest receivable                                    1,529,675        1,400,255        1,294,295
Cash surrender value of life insurance                         9,485,945        9,239,439        9,147,268
Other assets                                                   5,075,402        4,331,172        3,596,711
                                                            ------------     ------------     ------------
                                           Total assets     $269,006,661     $244,062,917     $232,626,691
                                                            ============     ============     ============
LIABILITIES
Non interest-bearing demand deposits                        $ 53,221,766     $ 49,460,864     $ 48,746,030
Interest-bearing transaction deposits                         29,508,898       35,586,113       34,139,432
Savings and money market deposits                             74,083,499       74,218,076       73,459,066
Time deposits, $100,000 and over                              43,738,653       32,011,640       26,890,840
Other time deposits                                           27,382,790       24,482,074       21,791,961
                                                            ------------     ------------     ------------
                                         Total deposits      227,935,606      215,758,767      205,027,329
Other borrowings                                              10,000,000                0          650,000
Accrued interest payable and other liabilities                 5,541,541        4,864,357          509,919
                                                            ------------     ------------     ------------
                                      Total liabilities      243,477,147      220,623,124      210,187,248
SHAREHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized;
2,264,192 shares at September 30, 2006, 2,204,949 shares at
December 31, 2005 and 2,204,949 shares at September 30, 2005 issued & outstanding
                                                              17,404,765       16,256,427       16,230,507
Retained earnings                                              8,321,212        7,493,757        6,494,016
Accumulated other comprehensive loss                            (196,463)        (310,391)        (285,080)
                                                            ------------     ------------     ------------
                             Total shareholders' equity       25,529,514       23,439,793       22,439,443
                                                            ------------     ------------     ------------
             Total liabilities and shareholders' equity     $269,006,661     $244,062,917     $232,626,691
                                                            ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 For the Three Months         For the Nine Months
                                                                  Ended September 30,          Ended September 30,
INTEREST INCOME                                                2006            2005           2006              2005
                                                           -----------     -----------     -----------     -----------
  Loans and leases                                         $ 4,183,272     $ 3,060,940     $11,318,809     $ 8,727,198
  Taxable securities                                           206,996         277,469         669,251         781,959
  Tax-exempt securities                                        151,933         155,884         452,794         472,752
  Federal funds sold & other                                     1,378             724          76,457          46,501
  Dividends                                                     13,734           8,609          34,808          23,129
                                                           -----------     -----------     -----------     -----------
                                 Total interest income       4,557,313       3,503,626      12,552,119      10,051,539
INTEREST EXPENSE
  Interest-bearing transaction deposits                         12,396          14,183          38,232          42,999
  Savings and money market deposits                            406,518         231,021         955,802         586,123
  Time deposits, $100,000 and over                             425,347         221,459       1,087,741         600,855
  Other time deposits                                          267,484         151,829         718,309         387,368
  Other borrowings                                             146,886          20,019         270,791          81,821
                                                           -----------     -----------     -----------     -----------
                                Total interest expense       1,258,631         638,511       3,070,875       1,699,166
                                                           -----------     -----------     -----------     -----------
                                   NET INTEREST INCOME       3,298,682       2,865,115       9,481,244       8,352,373
  Provision for loan and lease losses                           30,000          95,000         320,000         345,000
                                                           -----------     -----------     -----------     -----------
                                   NET INTEREST INCOME
                                   AFTER PROVISION FOR
                                        LOAN AND LEASE
                                                LOSSES       3,268,682       2,770,115       9,161,244       8,007,373

NON-INTEREST INCOME                                            533,752         497,931       1,558,138       1,443,620
NON-INTEREST EXPENSE
  Salaries and employee benefits                             1,401,805       1,120,639       3,694,825       3,346,883
  Premises and equipment                                       251,209         268,641         754,912         745,665
  Other                                                        577,509         578,003       1,757,593       1,792,276
                                                           -----------     -----------     -----------     -----------
                            Total non-interest expense       2,230,523       1,967,283       6,207,330       5,884,824
                                                           -----------     -----------     -----------     -----------
                               Income before provision
                                      for income taxes       1,571,911       1,300,763       4,512,052       3,566,169
  Provision for income taxes                                   560,004         453,212       1,608,831       1,217,381
                                                           -----------     -----------     -----------     -----------

                                            NET INCOME     $ 1,011,907     $   847,551     $ 2,903,221     $ 2,348,788
                                                           ===========     ===========     ===========     ===========
NET INCOME PER SHARE                                       $       .45     $       .39     $      1.29     $      1.09
                                                           ===========     ===========     ===========     ===========
NET INCOME PER SHARE-
ASSUMING DILUTION                                          $       .43     $       .37     $      1.23     $      1.02
                                                           ===========     ===========     ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

  For the nine months ended September 30, 2006 (Unaudited), and the years ended
                 December 31, 2005 (Audited) and 2004 (Audited)

                                                                                                Accumulated
                                                          Common Stock                             Other
                                    Comprehensive      -----------------         Retained      Comprehensive
                                       Income         Shares       Amount        Earnings          Income            Total
                                    -------------    ---------   -----------    ----------      -------------     -----------

BALANCE AT
 JANUARY 1, 2004                                     1,457,594   $15,061,636    $6,386,083      $    23,560       $21,471,279
Redemption and retirement
 of stock                                                 (601)       (6,218)      (11,839)                           (18,057)
Stock options exercised and
 related tax benefits                                   97,494     1,786,065                                        1,786,065
Redemption of stock
 under tender offer                                   (126,208)   (1,416,223)   (3,071,903)                        (4,488,126)
Cash dividend                                                                     (906,732)                          (906,732)
 Stock options granted                                               103,680                                          103,680
3 for 2 stock split                                    713,825
Fractional shares                                                                   (7,498)                            (7,498)
Net income for the year             $ 2,907,621                                  2,907,621                          2,907,621
Other comprehensive
 income, net of tax:
 Unrealized holding losses
  on securities available-
  for-sale arising during
  the year, net of taxes
  of $116,844                          (167,072)
Other comprehensive                 -----------
 loss, net of taxes                    (167,072)                                                   (167,072)         (167,072)
                                    -----------      ---------   -----------    ----------      -----------       -----------
Total comprehensive income          $ 2,740,549
                                    ===========
BALANCE AT
 DECEMBER 31, 2004                                   2,142,104    15,528,940     5,295,732         (143,512)       20,681,160
Redemption and retirement                               (5,616)      (41,165)      (72,503)                          (113,668)
 of stock
Stock options exercised and
 related tax benefits                                   68,461       664,972                                          664,972
Cash dividend                                                                   (1,078,001)                        (1,078,001)
Stock options granted                                                103,680                                          103,680
Net income for the year             $ 3,348,529                                  3,348,529                          3,348,529
Other comprehensive
 income, net of tax:
 Unrealized holding losses
  on securities available-
  for-sale arising during
  the year, net of taxes
  of $116,709                          (166,879)
                                    -----------
Other comprehensive
 loss, net of taxes                    (166,879)                                                   (166,879)         (166,879)
                                    -----------      ---------   -----------    ----------      -----------        ----------
Total comprehensive income          $ 3,181,650
                                    ===========

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

  For the nine months ended September 30, 2006 (Unaudited), and the years ended
                 December 31, 2005 (Audited) and 2004 (Audited)

                                                                                                  Accumulated
                                                          Common Stock                              Other
                                 Comprehensive         -----------------          Retained       Comprehensive
                                 Income Amount        Shares           Amount     Earnings          Income           Total
                                 -------------     --------------------------    -----------     -------------    -----------

BALANCE AT
 DECEMBER 31, 2005                                 2,204,949      $16,256,427    $ 7,493,757     $    (310,391)   $23,439,793

Redemption and retirement
 of stock                                            (44,883)        (333,308)      (822,809)                      (1,156,117)
Cash dividend                                                                     (1,252,957)                      (1,252,957)
Stock options granted                                                  75,785                                          75,785
Restricted stock granted                                               81,375                                          81,375
Stock options exercised and
 related tax benefits                                104,126        1,324,486                                       1,324,486
Net income for the period        $ 2,903,221                                       2,903,221                        2,903,221
Other comprehensive loss,
 net of tax:
 Unrealized holding gains
  on securities available-
  for-sale arising during
  the year, net of taxes
  of $76,677                        (113,928)
Other comprehensive              -----------
 loss, net of taxes                 (113,928)                                                         (113,928)      (113,928)
                                 -----------       ---------      -----------    -----------     -------------    -----------
Total comprehensive              $ 3,017,149
income                           ===========
BALANCE AT
 September 30, 2006                                2,264,192      $17,404,765    $ 8,321,212     $    (196,463)   $25,529,514
                                                   =========      ===========    ===========     =============    ===========

   The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
              For the nine months ended September 30, 2006 and 2005


OPERATING ACTIVITIES                                                               2006              2005
                                                                                -----------      -----------
 Net income                                                                     $ 2,903,221      $ 2,348,788
 Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for loan losses                                                      320,000          345,000
     Depreciation                                                                   488,681          230,659
     Gain on sale of securities                                                           0           (5,094)
     Amortization and other                                                          97,443          124,933
     Stock options granted                                                          157,160           77,760
     Net change in interest receivable                                             (129,420)        (155,688)
     Net change in cash surrender value of life insurance                          (246,506)        (234,132)
     Net change in other assets                                                    (823,907)        (417,964)
     Net change in interest payable and other liabilities                           677,184          606,632
                                                                                -----------      -----------
                             NET CASH PROVIDED BY OPERATING ACTIVITIES            3,443,856        2,920,894
INVESTING ACTIVITIES
     Purchases of securities held-to-maturity                                      (438,272)        (399,570)
     Purchases of securities available-for sale                                     (42,141)     (15,014,860)
     Proceeds from maturing securities held-to-maturity                           1,055,000          959,500
     Proceeds from maturing securities available-for sale                        10,395,000                0
     Net change in loans                                                        (38,421,455)      (8,957,150)
     Purchases of premises and equipment                                           (320,596)        (116,305)
                                                                                -----------      -----------
                                NET CASH USED FOR INVESTING ACTIVITIES          (27,772,464)     (23,528,385)
FINANCING ACTIVITIES
     Net change in demand, interest-bearing transaction and savings deposits     (2,450,890)       6,620,020
     Net change in time deposits                                                 14,627,729        4,744,294
     Cash dividend paid                                                          (1,252,957)      (1,078,001)
     Net change in FHLB borrowings                                               10,000,000          650,000
     Exercise of stock options                                                    1,324,486          664,972
     Stock repurchases                                                           (1,156,117)        (113,668)
                                                                                -----------      -----------
                             NET CASH PROVIDED BY FINANCING ACTIVITIES           21,092,251       11,487,617
                                                                                -----------      -----------
                               NET CHANGE IN CASH AND CASH EQUIVALENTS           (3,236,357)      (9,119,874)
     Cash and cash equivalents at beginning of period                             9,078,341       15,347,220
                                                                                -----------      -----------
                            CASH AND CASH EQUIVALENTS AT END OF PERIOD          $ 5,841,984     $  6,227,346
                                                                                ===========     ============
SUPPLEMENTAL DISCLOSURES:
     Cash paid during the period for:
      Interest                                                                  $ 3,031,172      $ 1,678,070
      Income taxes                                                                1,745,000        1,273,047
     Change in unrealized gains and losses
      on securities available-for-sale                                              193,605         (240,575)
     Change in deferred income taxes on
      unrealized holding gains and losses on securities                             (79,677)          99,007


   The accompanying notes are an integral part of these financial statements.

                      SONOMA VALLEY BANCORP AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (Unaudited)

Note 1 - Basis of Presentation

In the opinion of the management of Sonoma Valley Bancorp and our wholly-owned subsidiary Sonoma Valley Bank ("Bank"), the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly our financial condition at September 30, 2006 and results of operations for the three and nine months then ended.

Certain information and footnote disclosures presented in the Company's annual financial statements are not included in these interim financial statements. Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results through December 31, 2006.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Sonoma Valley Bancorp and its wholly owned subsidiary Sonoma Valley Bank. All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Commitments

We have no outstanding performance letters of credit at September 30, 2006 and September 30, 2005.

Note 4 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding. The weighted average number of common shares used in computing the net income per common share for the period ending September 30, 2006 was 2,244,887 and for the period ending September 30, 2005 was 2,159,380.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding. The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending September 30, 2006 was 2,369,077 and for the period ending September 30, 2005 was 2,299,258.

Note 5 - Share-Based Compensation Awards

We have a stock-based employee and director compensation plan. Prior to January 1, 2003, we accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations. No stock-based compensation cost is reflected in net income for stock options granted prior to January 1, 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Options were granted in 2004 under the fair value method. Awards under our plan vest over five years. Restricted stock was granted in July 2006 that vest over five years beginning July 2007. The cost related to stock-based employee compensation is included in the determination of net income for the periods ended September 30, 2006 and 2005.


Note 6 - Employee Benefit Plans

We provide retirement plans to its key officers and directors. The plans are unfunded and provide for us to pay the officers and directors specified amounts for specified periods after retirement. The amount of pension expense related to this plan, and the components of pension expense for the nine months ended September 30, 2006 and 2005 are as follows:

                                                        Directors                Officers
                                                        ---------                --------
                                                    2006         2005         2006         2005
                                                  --------     --------     --------     --------

Service cost                                      $ 29,221     $ 21,405     $234,553     $101,216

Interest cost on projected benefit obligation       45,288       24,981      172,365       67,544

Amortization of unrecognized liability at           21,395        5,593      (28,841)     (13,307)
 transition                                       --------     --------     --------      -------

Net periodic pension cost recognized              $ 95,904     $ 51,979     $378,077     $155,453
                                                  ========     ========     ========     ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

With the exception of historical facts stated herein, the matters discussed in this Form 10-Q are "forward looking" statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such "forward looking" statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operation of Sonoma Valley Bancorp's wholly owned subsidiary, Sonoma Valley Bank ("Bank"), projected costs and expenses related to operations of our liquidity, capital resources, and the availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors discussed in our Form 10-K for the year ended December 31, 2005, and subsequent periodic reports, the following; (i) increased competition from other banks, savings and loan associations, thrift and loan associations, finance companies, credit unions, offerors of money market funds, and other financial institutions; (ii) the risks and uncertainties relating to general economic and political conditions, both domestically and internationally, including, but not limited to, inflation, or natural disasters affecting the primary service area of our major industries; or (iii) changes in the laws and regulations governing the Bank's activities at either the state or federal level. Readers of this Form
10-Q are cautioned not to put undue reliance on "forward looking" statements which, by their nature, are uncertain as reliable indicators of future performance. We disclaim any obligation to publicly update these "forward looking" statements, whether as a result of new information, future events, or otherwise.

For the Nine Month Periods
Ended September 30, 2006 and 2005


Overview

We reported net income of $2,903,221 as of September 30, 2006 an increase of $554,433 from $2,348,788 reported as of September 30, 2005. The 23.6% or
$554,433 increase in net income is largely attributable to loan growth out pacing deposit growth which generated an increase in net interest income of $1.1 million. On a per share basis, net income equaled $1.29 compared with $1.09 per share during the same period in 2005.

Return on average total assets on an annualized basis for the nine-month period was 1.51% in 2006 and 1.37% in 2005. The increase in the return on assets is the result of the 23.61% growth in net income compared to the 12.08% growth in average assets from $230.0 million in 2005 to $257.8 million as of September 30, 2006. Return on average shareholders' equity on an annualized basis at the end of the third quarter 2006 and 2005 was 15.64% and 14.56%, respectively. The higher return on equity is again the result of stronger growth in income compared to 15.1% growth in average equity from $21.6 million in 2005 to $24.8 million in 2006.

                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
              For the nine months ended September 30, 2006 and 2005

                                                                     2006                                      2005
                                                                     ----                                      ----
                                                   Average          Income/       Yield/       Average        Income/      Yield/
ASSETS                                             Balance          Expense        Rate        Balance        Expense       Rate

Interest-earning assets:
Loans(2):
  Commercial                                   $ 134,652,288     $  7,906,220    7.85%    $ 107,098,464     $  5,968,483     7.45%
  Consumer                                        24,263,606        1,492,709    8.23%       18,654,492          981,252     7.03%
  Real estate construction                        17,154,596        1,030,129    8.03%       20,648,462        1,166,398     7.55%
  Real estate mortgage                            15,225,617          788,217    6.92%        9,688,980          499,248     6.89%
  Tax exempt loans (1)                             2,401,975          147,609    8.22%        2,669,420          165,242     8.28%
  Leases                                              46,263            4,113   11.89%           40,268            2,758     9.16%
  Tax exempt leases (1)                                    0                0    0.00%                0                0     0.00%
  Unearned loan fees                                (552,097)                                  (477,560)
                                               -------------     ------------             -------------     ------------
         Total loans                             193,192,248       11,368,997    7.87%      158,322,526        8,783,381     7.42%
Investment securities
  Available for sale:
         Taxable                                  26,537,347          664,124    3.35%       33,163,279          774,306     3.12%
         Tax exempt(1)                                     0                0    0.00%                0                0     0.00%
  Hold to maturity:
         Taxable                                     234,471            5,128    2.92%          373,045            7,652     2.74%
         Tax exempt (1)                           15,925,240          686,052    5.76%       16,697,603          716,292     5.74%
                                               -------------     ------------             -------------     ------------
         Total investment securities              42,697,058        1,355,304    4.24%       50,233,927        1,498,250     3.99%
Federal funds sold                                 2,204,231           74,102    4.49%        2,589,245           45,791     2.36%
Federal Home Loan Bank stock                       1,016,714           34,808    4.58%          796,622           23,129     3.88%
Total due from banks/Interest-bearing                 65,460            2,355    4.81%           55,637              710     1.71%
                                               -------------     ------------             -------------     ------------
  Total interest-earning assets                  239,175,711     $ 12,835,566    7.18%      211,997,957     $ 10,351,261     6.53%
                                                                 ============                               ============
Noninterest-bearing assets:
  Reserve for loan losses                         (2,930,833)                                (2,634,249)
  Cash and due from banks                          6,155,797                                  6,680,842
  Premises and equipment                           1,110,291                                  1,302,903
  Other assets                                    14,295,742                                 12,673,007
                                               -------------                              -------------
                                Total assets   $ 257,806,708                              $ 230,020,460
                                               =============                              =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits
         Interest-bearing transaction          $  30,845,406     $     38,232    0.17%    $  33,959,362     $     42,999     0.17%
         Savings deposits                         73,509,732          955,802    1.74%       74,005,285          586,122     1.06%
         Time deposits over $100,000              36,644,587        1,087,741    3.97%       26,812,131          600,855     3.00%
         Other time deposits                      26,251,045          718,309    3.66%       19,829,702          387,368     2.61%
                                               -------------     ------------             -------------     ------------
           Total interest-bearing deposits       167,250,770        2,800,084    2.24%      154,606,480        1,617,344     1.40%
  Federal Funds purchased                                  0                0    0.00%                0                0     0.00%
  Other borrowings                                 6,972,125          270,791    5.19%        3,479,004           81,822     3.14%
                                               -------------     ------------             -------------     ------------
           Total interest-bearing liabilities    174,222,895     $  3,070,875    2.36%      158,085,484     $  1,699,166     1.44%
                                                                 ============                               ============
Non interest-bearing liabilities:
  Non interest-bearing demand deposits            53,774,350                                 46,256,797
  Other liabilities                                4,986,832                                  4,107,577
   Shareholders' equity                           24,822,631                                 21,570,602
                                               -------------                              -------------
  Total liabilities and shareholders' equity   $ 257,806,708                              $ 230,020,460
                                               =============                              =============
Interest rate spread                                                             4.82%                                       5.09%
                                                                                =====                                       =====
Interest income                                                  $ 12,835,566    7.18%                      $ 10,351,261     6.53%
Interest expense                                                    3,070,875    1.72%                         1,699,166     1.07%
                                                                 ------------   -----                       ------------    -----
Net interest income/margin                                       $  9,764,691    5.46%                      $  8,652,095     5.46%
                                                                 ============   =====                       ============    =====

(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2006 and 2005
(2) Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of $285,235 and $259,262 for the nine months ended September 30, 2006 and September 30, 2005, respectively, were amortized to the appropriate interest income categories.

At September 30, 2006, total assets were $269.0 million a 10.2% increase over $244.1 million as of December 31, 2005 and a 15.6% increase over $232.6 million as of September 30, 2005. We showed loans of $209.6 million at September 30, 2006 compared with $171.2 million and $162.1 million as of December 31, 2005 and September 30, 2005, increases of 22.4% and 29.3%, respectively. Deposits increased 5.6%, from $215.8 million as of year end 2005 and 11.2% from $205.0 million as of September 30, 2005 to $227.9 million as of September 30, 2006. The loan-to-deposit ratio increased to 92.0% as of September 30, 2006 from 79.3% at December 31, 2005 and 79.1% at September 30, 2005. Although slower loan growth had been anticipated due to the increase in interest rates, loan demand in 2006 has been strong.

We continue to experience loan and deposit growth at the Banco de Sonoma Office from $11.6 million in deposits and $2.7 million in loans as of December 31, 2005 to $12.7 million in deposits and $5.7 million in loans as of September 30, 2006. For the nine months ending September 30, 2006, the office showed a profit of $41,616 compared with a loss of $81,747 as of September 30, 2005. This profitability is a result of the growth in interest income due to the increase in loan volume. This office is offering services to the Latino community in our market place. Our management identified this as a niche which was underserved and an opportunity for future growth and profitability. The majority of the employees at the branch are bilingual and able to offer full service banking. An additional product which has been added is the ability for the customer to make an immediate transfer of funds to Mexico. Our management anticipates that the growth in the branch will continue to be slow and steady.

Total shareholders' equity increased by $2.1 million or 8.9% during the nine months ended September 30, 2006. At September 30, 2006, we reported net income of $2.9 million. In March, we paid out $562,566 for cash dividends declared in February 2006 and in September 2006, we paid out $690,391 for cash dividends declared in August 2006. In 2004, stock options were granted to senior employees with a fifth of the options vesting each year over a five-year period. In 2006, 13,050 options vested which increased equity by $75,785 year to date. In July 2006, 26,000 restricted stock options were granted to senior employees with a fifth of the options vesting each year over a five-year period and 3,000 restricted stock options were granted to a senior employee with a third of the options vesting over a three-year period. In 2006, equity was increased by $81,375 to reflect the expense for these options. The net income figure of $2.9 million reflects an expense for the stock options of $75,785 and restricted stock options of $81,375, therefore the net effect of the stock option transactions relative to equity was zero. Directors exercised 64,862 options which added $515,460 to the capital accounts. The tax benefit of these options was $459,493, which also increased equity. Officers exercised 39,264 options which added $349,533 to the capital accounts. During the nine months ended September 30, 2006 we repurchased 44,883 shares which lowered equity by $1,156,117. The net effect of this activity results in capital of $25,529,514 as of September 30, 2006, compared to capital of $23,439,793 as of December 31, 2005. See page 6 for detail of "Changes in Shareholders' Equity".

Section  404  of  Sarbanes-Oxley  Act  of  2002  ("Section  404")  requires  the
Securities and Exchange Commission ("SEC") to prescribe rules requiring the establishment, maintenance and evaluation of an issuer's internal control of financial reporting. Accordingly, in the annual report for December 31, 2006, our management was going to be required to include an assessment on the effectiveness of our internal controls over financial reporting in accordance with standards set by the Public Company Accounting Oversight Board. On September 21, 2005, the SEC extended for another year the deadline for non-accelerated filers to first certify compliance with Section 404. This means that we will not have to certify compliance until December 31, 2007. Our external independent auditors are required to attest to and report on management's assessment of internal control over financial reporting. Our management and staff are working diligently toward evaluating and documenting the internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal control over financial reporting. We have retained the services of a consulting firm to assist management and staff with this process and to address any material weaknesses and plan accordingly to maintain adequate processes. Even so, there can be no assurances that the evaluation required by Section 404 will not result in the identification of significant control deficiencies or that our auditors will be able to attest to the effectiveness of our internal controls over financial reporting.

RESULTS OF OPERATIONS

Net interest Income

Net interest income is the difference between total interest income and total interest expense. Net interest income, adjusted to a fully taxable equivalent basis, as shown on the table- Average Balance, Yields and Rates Paid on page 11, is higher than net interest income on the statement of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($283,447in 2006 and $299,722 in 2005, based on a 34% federal income tax rate).

The improvement in net interest income for the nine months ended September 30, 2006 (stated on a fully taxable equivalent basis) is a result of the net effect of a $2.5 million increase in interest income offset by an increase in interest expense of $1.4 million, the net effect being an increase of $1.1 million. This increase is a result of the 150 basis point increase in the federal funds and prime lending rates since September 30, 2005. The federal funds rate increased from 3.75% as of September 30, 2005, to 5.75% as of September 30, 2006 and the prime lending rate increased from 6.75% as of September 30, 2005 to 8.25% as of September 30, 2006. Also contributing to the increase in net interest income is the strong loan growth experienced during the year.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. Our net interest margin for 2006 remained the same as 2005 at 5.46%. The continuing strong net interest margin is a result of strong loan growth offset by the pressure to raise interest rates on deposit accounts.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) increased by $2.5 million to $12.8 million in the nine months of 2006, an increase of 24.0% increase over the $10.4 million realized during the same period in 2005.

The $2.5 million increase in interest income was the result of a $1.8 million increase due to the growth in volume of average balances, together with a $664,000 increase in income related to higher interest rates paid. The yield on earning assets was 7.18% as of September 2006 compared to 6.53% as of the same period in 2005, a 65 basis point increase. The increase is primarily the result of the $27.2 million or 12.8% growth in average earning assets from $212.0 million as of September 2005 to $239.2 million in 2006.

Interest Expense

Total interest expense increased by $1.4 million to $3.1 million in September 2006 compared to $1.7 million during the same period of 2005. The average rate paid on all interest-bearing liabilities increased from 1.44% in 2005 to 2.36% in 2006, a 92 basis point increase. Average balances increased from $158.1 million to $174.2 million, a 10.2% gain in earning liabilities. Of the increase in average interest-bearing liabilities, $7.0 million was borrowings at the Federal Home Loan Bank. We continue to experience stronger loan growth than deposit growth, so we determined it is more cost effective to satisfy its liquidity needs by borrowing at the Federal Home Loan Bank.

The gain in volume of average balances was responsible for a $593,000 increase in interest expense while higher rates paid were responsible for a $779,000 increase in interest expense resulting in higher interest expense of $1.4 million. The higher interest rates we have paid on deposits and borrowings is the primary cause for the increase in interest expense.

Individual components of interest income and interest expense are provided in the table-Average Balances, Yields and Rates Paid on page 11.

Provision for Loan Losses

The provision for loan losses charged as of September 30, 2006 was $320,000 compared to $345,000 for the same period of 2005. The provision for loan losses charged to operations is based on our monthly evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding. We have experienced strong loan growth during the nine months of 2006 and management anticipates loan growth will continue, which could require additional provisions for loan losses. Additionally, there are regulatory concerns about concentrations of commercial real estate loans among many financial institutions. We have a concentration of commercial real estate loans and although the loans are adequately collateralized, management determined that it is prudent to continue making a provision for loan losses.

The economic climate continues to improve and the non-performing assets to total loans ratio continues to be below 1% at 0.44% as of September 30, 2006 compared to 0.67% as of September 30, 2005. Loans charged-off were $9,559 and recoveries were $14,109 for the nine months of 2006 compared with $36,936 in charge-offs and $50,643 in recoveries for the same period in 2005. See page 19 for an analysis in the changes in allowance for loan losses including charge offs and recoveries.

Non-interest Income

Non-interest income of $1.6 million increased 7.9% or $115,000 over the $1.4 million recorded in the comparable period in 2005. Of the increase, 63.6% was due to increases in service charges on deposit accounts. Year to date income from service charges on deposit accounts has increased 7.8% or $73,000 from $937,000 in 2005 to $1.01 million in 2006.

Other fee income has shown an increase at September 30, 2006 of 13.6% or $35,000 from $257,000 as of September 30, 2005 to $292,000 in 2006 and comprised 30.4% of the total $115,000 increase in non-interest income. The higher income is a result of an increase of $30,000 in income we earned from loan referrals, which increased from $13,000 as of September 30, 2005 to $43,000 for the same period of 2006. Also contributing to the increase was an increase of $7,000 or 40.9% in wire transfer income from $19,000 in 2005 to $26,000 in 2006.

Other non-interest income showed a 4.9% increase, or $12,000, from $245,000 in 2005 to $257,000 in 2006. This is largely a result of an increase in the income generated by bank owned life insurance policies. Income on the policies was $234,000 as of September 30, 2005 compared to $247,000 as of September 30, 2006. The earnings on these policies should increase as the balances increase and if market rates increase, the income produced by these policies should also increase.

Non-interest Expense

Total non-interest expense increased $323,000 or 5.5% from $5.9 million as of September 30, 2005 to $6.2 million for the nine months ended September 30, 2006. Non-interest expense on an annualized basis represented 3.22% of average total assets in 2006 compared with 3.42% in the comparable period in 2005.

Salaries and benefits increased $348,000 or 10.4% from $3.3 million for the nine months ended September 30, 2005 to $3.7 million for the nine months ended September 30, 2006. The increase is the result of accruals for employee incentives and the expense of restricted stock granted in July 2006. At September 30, 2006 and 2005 total full time equivalent employees were 50 and 49 respectively. As of September 30, 2006, assets per employee were $5.4 million compared with $4.8 million as of September 30, 2005. Management tries to utilize efficiencies to stabilize the growth in full time equivalent employees.

Expense related to premises and equipment increased 1.2% to $755,000 in 2006 from $746,000 for the same period of 2005. The increase of $9,000 in expense in 2006 is the result of a 5.4% or $14,000 increase in expenses related to normal lease expense increases from $258,000 in 2005 to $272,000 in 2006. There was a 22.2% or $12,000 increase in janitorial service to $64,000. This is the result of the addition of janitorial service for the new facility and improvements that have been made in the landscaping. Fixed asset expense showed a decline of $11,000 or 3.8% from $308,000 to $297,000 in 2006.

Other operating expenses declined 1.9% in 2006 to $1.758 million from $1.792 million in 2005, a decrease of $34,000. The decline is a result of lower professional fees, a result of a postponement in the implementation of Section 404 and pending a resolution by the SEC regarding the depth of the analysis for small public companies.

Provision for Income Taxes

The provision for income taxes increased to an effective tax rate of 35.7% for the nine months of 2006 compared with 34.1% for the nine months of 2005. The higher effective tax rate is a reflection of the increase in taxable income when compared with income derived from tax exempt investments. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

BALANCE SHEET ANALYSIS

Investments

Investment securities were $39.5 million at September 30, 2006, a 21.6% decline from the $50.4 million at December 31, 2005 and a 23.6% decline from $51.8 million at September 30, 2005. The decline in the portfolio is a result of strong loan demand and the need to utilize funds from maturing and called investments to fund loans. We purchase securities rated A or higher by Standard and Poor's and or Moody's Investors Service. In the event a security is downgraded, we will monitor the investment more closely or sell if appropriate. Local tax-exempt bonds are occasionally purchased without an A rating.

Securities are classified as held to maturity ("HTM"), if we have both the intent and the ability to hold these securities to maturity. As of September 30, 2006, the Company had securities totaling $15.8 million with a market value of $16.1 million categorized as held to maturity. Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs, pledge requirements and earnings.

Securities are classified as available for sale ("AFS") if we intend to hold these debt securities for an indefinite period of time, but not necessarily to maturity. Investment securities which are categorized as AFS are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity. Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy. Securities held in the AFS category are recorded at market value, which is $23.7 million compared to an amortized cost of $24.0 million as of September 30, 2006.

There were eighteen Federal Farm Credit Bank, Federal Home Loan Bank, Federal Home Loan Mortgage Corporation or Federal National Mortgage Association securities with a fair value of $17.3 million and six U.S. Treasury securities of with a fair value of $5.4 million in the AFS portfolio and sixteen municipal securities with a fair market value of $5.0 million in the HTM portfolio that are temporarily impaired as of September 30, 2006. Of the above, there were eighteen Federal Farm Credit Bank, Federal Home Loan Bank, Federal Home Loan Mortgage Corporation or Federal National Mortgage Association securities with a fair value of $17.3 million and six U.S. Treasury securities with a fair value of $5.4 million in the AFS portfolio and fifteen municipal securities with a fair value of $4.9 million in the HTM portfolio that have been in a continuous loss position for 12 months or more as of September 30, 2006. The primary cause of the impairment of these securities is interest rate volatility inherent in a rising rate environment which causes the market value of the security to decline. Our management understood the potential market risks at the time of acquisition and determined that the benefit of the higher interest rates received at the time of purchase offset the potential deterioration in value. It is our intent to carry the securities to maturity date, at which time we will receive face value for the securities at no loss.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses are recognized in the accounts upon sale, or at such time as management determines that a permanent decline in value exists. In the opinion of our management, there was no investment in securities at September 30, 2006 that constituted a material credit risk to us. The lower market value to amortized costs was a result of the increase in market interest rates and not an indication of lower credit quality.

Loans

Our loan portfolio was $209.6 million at September 30, 2006, or 92.0% of total deposits. This compares with $171.2 million, or 79.3% of total deposits, at December 31, 2005 and $162.1 million, or 79.1% of total deposits, at September 30, 2005. A comparative schedule of average loan balances is presented in the table on page 11; period-end and year-end balances are presented in the following table.

                             September 30,    Percentage      December 31,     Percentage     September 30,    Percentage
                                 2006          of Total           2005          of Total          2005          of Total
                             ------------     ----------      ------------     ----------     ------------    ----------

Commercial                   $145,754,691           69.3%     $118,590,731           69.1%    $114,451,600          70.4%
Consumer                       26,105,680           12.4%       21,804,507           12.7%      19,670,435          12.1%
Real estate                    21,961,749           10.5%       18,004,805           10.5%      15,279,749           9.4%
Real estate mortgage           16,342,424            7.8%       13,251,137            7.7%      13,148,765           8.1%
Leases                             40,896            0.0%           25,822            0.0%          31,296           0.0%
                             ------------     ----------      ------------     ----------     ------------    ----------
Gross loans & lease           210,205,440          100.0%      171,677,002          100.0%     162,581,845         100.0%
                                              ==========                       ==========                      =========
Deferred loan fees               (584,843)                        (482,410)                       (450,329)
                             ------------                     ------------                    ------------
Total loans and leases,
net of unearned fees          209,620,597                      171,194,592                     162,131,516
Allowance for loan
 and lease losses              (3,101,057)                      (2,776,507)                     (2,787,279)
                             ------------                     ------------                    ------------

                             $206,519,540                     $168,418,085                    $159,344,237
                             ============                     ============                    ============

Risk Elements

The majority of our loan activity is with customers located within Sonoma County. Approximately 90.3% of the total loan portfolio is secured by real estate located in our service area. Significant concentrations of credit risk may exist if a number of loan customers are engaged in similar activities and have similar economic characteristics. We believe it has policies in place to identify problem loans and to monitor concentrations of credits.

Non Performing Assets

Our management classifies all loans as non-accrual loans when they become more than 90 days past due as to principal or interest, or when the timely collection of interest or principal becomes uncertain, if earlier, unless they are adequately secured and in the process of collection.

A loan remains in a non-accrual status until both principal and interest have been current for six months and meets cash flow or collateral criteria or when the loan is determined to be uncollectible and is charged off against the allowance for loan losses, or, in the case of real estate loans, is transferred to other real estate owned. A loan is classified as a restructured loan when the interest rate is materially reduced, when the term is extended beyond the original maturity date or other concessions are made by us because of the inability of the borrower to repay the loan under the original terms. As of September 30, 2006 there was $71,000 in restructured loans.

There were $849,000 of non-accrual loans and no loans 90 days or more past due and still accruing at September 30, 2006. There were $1.1 million of non-accrual loans and no loans 90 days or more past due and still accruing at September 30, 2005. The decline in non-accrual loans is our management's attempt to recognize and handle problems early.

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

Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated. Based on our management's risk management review and a review of our loan portfolio, we believe that our allowance for losses for the quarter ending September 30, 2006, is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgment. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.

At September 30, 2006, the allowance for loan losses was $3.1 million, or 1.48% of period-end loans, compared with $2.8 million, or 1.62% at December 31, 2005 and $2.8 million, or 1.72% at September 30, 2005.

An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.

                                  For the Nine      For the Year    For the Nine
                                  Months Ended         Ended        Months Ended
                                    9/30/06          12/31/05          9/30/05

Balance beginning of year         $ 2,776,507      $ 2,428,572      $ 2,428,572

Charge-offs:
  Commercial                           (6,594)         (53,337)         (20,198)
  Consumer                             (2,965)         (16,976)         (16,738)
                                  -----------      -----------      -----------
              Total charge-offs        (9,559)         (70,313)         (36,936)
Recoveries:

  Commercial                           13,357           55,055           50,543
  Consumer                                752            3,193              100
                                  -----------      -----------      -----------

               Total recoveries        14,109           58,248           50,643

Net (charge-offs) recoveries            4,550          (12,065)          13,707

Provision charged to operations       320,000          360,000          345,000
                                  -----------      -----------      -----------
Balance end of period             $ 3,101,057      $ 2,776,507      $ 2,787,279
                                  ===========      ===========      ===========

Ratio of net charge-offs(annualized)
 to average loans                        0.00%            0.01%           -0.01%

Balance in allowance as a percentage
  of loans outstanding at period end     1.48%            1.62%            1.72%

Deposits

A comparative schedule of average deposit balances is presented in the table on page 11; period end and year-end deposit balances are presented in the following table.

                             September 30,    Percentage      December 31,    Percentage     September 30,     Percentage
                                 2006          of Total          2005          of Total          2005           of Total
                             ------------     ----------      -----------     ----------     ------------      ----------


Interest-bearing
 transaction deposits        $ 29,508,898           13.0%     $ 35,586,113          16.6%    $ 34,139,432            16.7%

Savings deposits               74,083,499           32.5%       74,218,076          34.4%      73,459,066            35.8%
Time deposits, $100,000
and over                       43,738,653           19.2%       32,011,640          14.8%      26,890,840            13.1%

Other time deposits            27,382,790           12.0%       24,482,074          11.3%      21,791,961            10.6%
                             ------------         ------      ---  -------        ------     ------------            ----

Total interest-bearing
 deposits                     174,713,840           76.7%      166,297,903          77.1%     156,281,299            76.2%

Noninterest-bearing            53,221,766           23.3%       49,460,864          22.9%      48,746,030            23.8%
                             ------------         ------      ------------        ------     ------------            ----

Total deposits               $227,935,606          100.0%     $215,758,767         100.0%    $205,027,329           100.0%
                             ============         ======      ============        ======     ============           =====


Total deposits increased by $12.2 million (5.6%), during the nine months of 2006, to $227.9 million from $215.8 million at December 31, 2005 and increased by 11.2% or $22.9 million from $205.0 million as of September 30, 2005. Demand deposits, time deposits greater than $100,000 and other time deposits showed an increase over year end 2005. Demand deposits increased $3.8 million or 7.6% to $53.2 million during the nine months of 2006. Time deposits greater than $100,000 increased by $11.7 million or 36.6% to $43.7 million during the nine months of 2006. Other time deposits showed growth of 11.8% or $2.9 million to $27.4 million, during the nine months of 2006.

Interest bearing deposits showed a decline of $6.1 million (17.1%) from $35.6 million as of December 31, 2005 to $29.5 million as of September 30, 2006. Savings deposits were $74.1 million as of September 30, 2006 compared to $74.2 million as of year end 2005, a decline of $135,000 or 0.18%. The decline could be, in part, investors moving funds from these accounts into higher yielding time deposits discussed above.

With the future of interest rates uncertain, we cannot predict how quickly rates may change on deposit accounts which could cause the net interest margin to decline, resulting in lower net income. In a rising rate environment deposit rates could increase which would cause the net interest margin to decline, resulting in lower net income. We have already seen an increase in the yield paid on deposit accounts from 1.40% as of September 30, 2005 to 2.24% as of September 30, 2006, an 84 basis point increase.

Although we have experienced strong deposit growth this year, loan demand has exceeded expectations, therefore we have taken advantage of its ability of borrow at the Federal Home Loan Bank. As of September 30, 2006, we were borrowing $10.0 million at the Federal Home Loan Bank compared to $650,000 as of September 30, 2005. The Federal Home Loan Bank borrowings are responsible for a 92 basis point increase in the yield paid on all interest bearing liabilities, from 1.44% in 2005 to 2.36% in 2006. Refer to the table-Average Balance, Yields and Rates Paid, on page 11. The decision was made by our management that it was more cost effective to borrow instead of paying higher rates of interest on long term deposits.

Risk-Based Capital

The Federal Deposit Insurance Corporation (FDIC) has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. Under current guidelines, as of September 30, 2006, we were required to have minimum Tier I and total risk-based capital ratios of 4% and 8%, respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios of 6% and 10%, respectively.

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

The table below presents Tier 1 capital, total capital and total risk-weighted assets at September 30, 2006, along with the related risk-based capital ratio and leverage ratio.

(dollars in thousands)

          Total
       Risked-based           TIER 1                TOTAL          Leverage
          Assets        Capital    Ratio      Capital     Ratio      Ratio
       ------------     --------   -----     --------     -----    --------
       $248,282         $ 24,561    9.89%    $ 27,662     11.14%       9.21%

Stock Repurchase

In January 2001, we approved a program to repurchase Sonoma Valley Bancorp stock up to $1.0 million; in August 2002 we approved the repurchase of an additional $1.0 million of Sonoma Valley Bancorp stock; in February 2006 we approved the repurchase 60,000 shares of Sonoma Valley Bancorp stock; and in October 2006 we approved the repurchase of an additional 60,000 shares of Sonoma Valley Bancorp stock. As of September 30, 2006, $3,294,246 had been repurchased and retired. Refer to page x, for the table of "Consolidated Statements of Changes in Shareholders' Equity."

Off Balance Sheet Commitments

Our off balance sheet commitments consist of commitments to extend credit of $53.0 million and standby letters of credit of $348,000. These commitments are extended to customers in the normal course of business. We also have contractual obligations consisting of operating leases for various facilities and payments to participants under our supplemental executive retirement plan and deferred compensation plan.

Liquidity Management

Our liquidity is determined by the level of assets (such as cash, federal funds sold and available-for-sale securities) that are readily convertible to cash to meet customer withdrawal and borrowing needs. Deposit growth also contributes to our liquidity. We review our liquidity position on a regular basis to verify that it is adequate to meet projected loan funding and potential withdrawal of deposits. We have a comprehensive Asset and Liability Policy which we use to monitor and determine adequate levels of liquidity. At September 30, 2006, our total liquidity ratio (adjusted liquid assets to deposits and short term liabilities) was 16.9% compared to 24.4% and 25.0% at December 31, 2005 and September 30, 2005, respectively. Management expects that liquidity will remain adequate throughout 2006, with deposit growth, security maturities and borrowing capacity offsetting the strong loan growth the Company is experiencing. Any excess funds will be invested in quality liquid assets, such as U.S. Treasury and Agency securities.

Market Risk Management

Overview. Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in our loan, investment and deposit functions. The goal for managing our assets and liabilities is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing us to undue interest rate risk. Our Board of Directors has overall responsibility for the interest rate risk management policies.

Sonoma Valley Bank has an Asset and Liability Management Committee (ALCO) that establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates.

Asset/Liability Management. Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits and investing in securities. Interest rate risk is the primary market risk associated with asset/liability management. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. When interest rates increase, the market value of securities held in the investment portfolio declines. Generally, this decline is offset by an increase in earnings. When interest rates decline, the market value of securities increases while earnings decrease due to our asset sensitivity caused by the variable rate loans. Usually we are able to mitigate the risk from changes in interest rates with this balance sheet structure. At the present time, the market is experiencing an anomaly from historical norms. While short-term rates have increased over the past year as a result of the Federal Open Market Committee increasing the Federal Funds target rate from 3.75% to 5.25%, a 150 basis point increase, the long term interest rates have only increased about 31 basis points when compared to September 2005. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin and market value of equity under changing interest environments. We use simulation models to forecast earnings, net interest margin and market value of equity.

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, we are able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against five interest rate scenarios. The scenarios include 100 and 200 basis point rising rate forecasts, a flat rate forecast and 100 and 200 basis point falling rate forecasts which take place within a one year time frame. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon. Our 2006-2007 net income, as forecast below, was modeled utilizing a forecast balance sheet projected from September 30, 2006 balances. The following table summarizes the effect on net income of +/-100 and +/-200 basis point changes in interest rates as measured against a constant rate (no change) scenario.

Interest Rate Risk Simulation of Net Income as of September 30, 2006 (In thousands)

Variation from a constant rate scenario            $ Change in Net Income
                  +200bp                             $   (311)
                  +100bp                                 (155)
                  -100bp                                 (135)
                  -200bp                                 (282)

The simulations of earnings do not incorporate any management actions, which might moderate the negative consequences of interest rate deviations. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

Since the primary tool used by management to measure and manage interest rate exposure is a simulation model, use of the model to perform simulations reflecting changes in interest rates over a twelve month horizon enables management to develop and initiate strategies for managing exposure to interest rate risks. Our management believes that both individually and in the aggregate its modeling assumptions are reasonable, but the complexity of the simulation modeling process results in a sophisticated estimate, not an absolutely precise calculation of exposure.

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

A positive cumulative gap may be equated to an asset sensitive position. An asset sensitive position in a rising interest rate environment will cause a bank's interest rate margin to expand. This results as floating or variable rate loans reprice more rapidly than fixed rate certificates of deposit that reprice as they mature over time. Conversely, a declining interest rate environment will cause the opposite effect. A negative cumulative gap may be equated to a liability sensitive position. A liability sensitive position in a rising interest rate environment will cause a bank's interest rate margin to contract, while a declining interest rate environment will have the opposite effect. The table above shows net interest income declining both when rates increase and when rates decline. Although we are usually asset sensitive, which would cause the Bank's net interest margin to expand when rates increase, the simulation is showing a negative change in net interest income both in a rising and declining rate environment due to the need to rapidly increase deposit rates. The decline in net income in the rising rate environment is a result of our conservative evaluation of the market pressure to increase rates on deposits, which causes a decline in the net interest margin.

The following table sets forth the dollar amounts of maturing and/or repricing assets and liabilities for various periods. This does not include the impact of prepayments or other forms of convexity caused by changing interest rates. Historically, this has been immaterial and estimates for them are not included.

We have more liabilities than assets repricing during the next year. Usually because our asset rates change more than deposit rates, our interest income will change more than the cost of funds when rates change. For the current quarter, we are making a more conservative assumption. Historically, we have been able to raise deposit rates with a lag to loan rate increases, however loan rates have remained flat and market demands are creating pressure to raise interest rates on deposits. Therefore for a period of time we have chosen to use the simulation to forecast deposits rates rising quite rapidly. This causes the net interest margin to shrink and net interest income to decline in both a rising and falling rate environment. The table below indicates that we are liability sensitive throughout the next year. At the end of the twelve month cycle, the rate sensitive gap shows $71.5 million more in liabilities than assets with a repricing opportunity.

We control long-term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than its long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of September 30, 2006 for our interest-bearing assets and interest-bearing liabilities, and our interest rate sensitivity gap as a percentage of total interest-earning assets. Of the $147.1 million in fixed rate assets repricing in the over 12 months category, shown in the table below, $30.8 million are long term assets over five years. This $30.8 million compares favorably to the $78.0 million in demand and core deposits and equity.



September 30, 2006        Immediate      Up to 3      4 to 6        7 to 12        Over 12       Totals
                           Reprice       Months       Months         Months        Months
(in thousands)            ---------     ---------    ---------      ---------      --------     ---------

Fed Funds Sold            $       0     $       0     $       0     $       0     $       0     $       0
Securities + IBB                  0         4,848         2,980         5,959        25,817        39,604
Loans                        41,867         7,320        12,543        23,475       121,315       206,520
                          ---------     ---------     ---------     ---------     ---------     ---------
     Total RSA            $  41,867     $  12,168     $  15,523     $  29,434     $ 147,132     $ 246,124


MMDA/NOW/SAV              $ 103,853     $       0     $       0     $       0     $       0     $ 103,853
CDs < $100k                       0         6,019         8,295         8,295         4,775        27,384
CDs > $100k                       0        14,215        19,833         4,958         4,733        43,739
Borrowings                    5,000             0             0             0         5,000        10,000
                          ---------     ---------     ---------     ---------     ---------     ---------
     Total RSL            $ 108,853     $  20,234     $  28,128     $  13,253     $  14,508     $ 184,976

Gap                         (66,986)       (8,066)      (12,605)       16,181       132,624        61,148
Cumulative                  (66,986)      (75,052)      (87,657)      (71,476)       61,148

% of Assets                   -25.0%        -28.0%        -32.7%        -26.6%         22.8%

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

We have only moderate market risk in investments because the average maturity in the portfolio is not very long, except for municipals, which are held to maturity (see page 16 for a discussion of investments ). The portfolio should decline in value only about 2.0% or $790,000 for a 1% increase in rates. The gain in value if rates fall would be somewhat less, because there are some callable bonds. Marking-to-market available for sale securities when rates change would add only modest volatility to a strong level of equity. This market risk acts to offset the interest rate risk (i.e. if rates decline and NIM is squeezed, there would be a concurrent gain in the value of securities).

For the Three Month Periods
Ended September 30, 2006 and 2005

Overview

We reported net income of $1.0 million for the third quarter of 2006 compared with $847,551 for the third quarter of 2005. On a per share basis, net income for the three months ended September 30, 2006 equaled $0.45 per share compared with $0.39 per share during the same period in 2005.

Return on average total assets on an annualized basis for the three months ended September 30, 2006 was 1.52% compared to 1.45% for the same period of 2005. The increase in the return on assets is because earnings are growing faster than assets. Return on average shareholders' equity on an annualized basis for the three months ended September 30, 2006 and 2005 was 15.82% and 15.33%, respectively. The increase in the return on equity is a result of the strong growth in earnings experienced in the third quarter of 2006 when compared to 2005. Net income showed an increase of 19.4% or $164,356 from $847,551 to $1.0 million.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, adjusted to a fully taxable equivalent basis, increased $431,000 to $3.4 million for the three months ended September 30, 2006, from $3.0 million during the comparable period of 2005. Net interest income on a fully taxable equivalent basis, as shown on the table -Average Balances, Yields and Rates Paid on page 27, is higher than net interest income on the statements of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($95,000 in 2006 and $98,000 in 2005, based on a 34% federal income tax rate).

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. Our net interest margin for the third quarter of 2006 declined to 5.42% from 5.44% for the comparable period in 2005. The decline in the net interest margin is the result of the pressure to raise interest rates. The yield on interest bearing liabilities increased 116 basis points from 1.59% for the three months ended September 30, 2005 to 2.75% for the three months ended September 30, 2006. Although the prime lending rate has increased 150 basis points since September 30, 2005, the long term lending rates in the marketplace have not increased as quickly and we have had pressure to increase rates paid on liabilities. This has had some effect on the net interest margin, but the strong loan growth has offset some of the effect of the increase in interest expense on liabilities.

Interest Income

Interest income (stated on a fully taxable equivalent basis) for the three months ended September 30, 2006 increased by $1.1 million to $4.7 million, a 29.2% increase over the $3.6 million realized during the same period in 2005. The gain in volume of average balances was responsible for a $791,000 increase in interest income and a $260,000 increase in income was related to lower interest rates, resulting in a total increase in interest income of $1.1 million.

Interest Expense

Total interest expense for the three months ended September 30, 2006 increased by $620,000 to $1.3 million compared with $639,000 in the same period of 2005. The average rate paid on all interest-bearing liabilities for the third quarter of 2006 increased to 2.75% from 1.59% in the third quarter of 2005, and average balances for the third quarter of 2006 increased to $181.4 million from $159.2 million in the same period of 2005, a 13.9% gain.

The gain in volume of average balances accounted for a $299,000 increase in interest expense while a $321,000 increase was related to higher interest rates paid, resulting in a $620,000 increase in interest expense for the third quarter of 2006. Individual components of interest income and interest expense are provided in the table - Average Balances, Yields and Rates Paid on page 27.

Provision for Loan Losses

The provision for loan losses was $30,000 during the third quarter of 2006 compared to the $95,000 provision for the third quarter of 2005. The lower provision is the result of our managements' evaluation and assessment of the loan portfolio.

Non-interest Income

Non-interest income of $534,000 for the third quarter of 2006 represented an increase of $36,000, or 7.2%, from the $498,000 for the comparable period in 2005. Income from service charges on deposit accounts, credit card merchant income and increases in wire transfer fees were major contributors to the growth in income over 2005.

Non-interest Expense

For the third quarter of 2006, non-interest expense was $2.2 million compared with $2.0 million for the same period in 2005, representing an increase of $263,000, or 13.4%. The largest increase of non interest expense was salary and benefits which increased $281,000, or 25.1%, compared with the three months ended September 30, 2005. The increase in expense in 2006 is a result of accruals for incentives and the expense associated with restricted stock granted to senior employees in July, 2006. At September 30, 2006, total full time equivalent employees were 50 compared to 49 in 2005.

Other non interest expense for the three months ended September 30, 2006 decreased 0.1% or $500 to $577,500 compared to $578,000 in the same period in 2005. All categories of other operating expense remained level or declined from the prior year except for professional fees.

The expenses for premises and fixed assets declined 6.5% from $269,000 in 2005 to $251,000 in 2006. The $18,000 decrease in 2006 is largely the result of lower expenses in fixed asset costs in 2006.

Provision for Income Taxes

The provision for income taxes decreased to an effective tax rate of 35.6% in the third quarter of 2006 compared with 34.8% for the comparable period in 2005. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

                              SONOMA VALLEY BANCORP
                     AVERAGE BALANCES/YIELDS AND RATES PAID
             For the three months ended September 30, 2006 and 2005

                                                                  2006                                         2005
                                                                  ----                                         ----
                                                Average          Income/        Yield/        Average         Income/       Yield/
ASSETS                                          Balance          Expense         Rate         Balance         Expense        Rate
Interest-earning assets:
Loans(2):
  Commercial                                 $ 144,757,963    $ 2,907,583         7.97%   $ 109,771,367     $ 2,083,419       7.53%
  Consumer                                      25,758,064        553,554         8.53%      19,459,206         349,958       7.14%
  Real estate construction                      18,800,582        401,965         8.48%      18,689,755         361,262       7.67%
  Real estate mortgage                          16,206,255        286,262         7.01%      13,227,184         231,628       6.95%
  Tax exempt loans (1)                           2,379,035         49,294         8.22%       2,470,126          51,142       8.21%
  Leases                                            44,680          1,376        12.22%          34,831             920      10.48%
  Tax exempt leases (1)                                  0              0         0.00%               0               0       0.00%
  Unearned loan fees                              (611,470)                                    (475,465)
                                             -------------                                -------------
         Total loans                           207,335,109      4,200,034         8.04%     163,177,004       3,078,329       7.48%
Investment securities
  Available for sale:
         Taxable                                24,221,627        206,996         3.39%      35,032,300         274,973       3.11%
         Tax exempt(1)                                   0              0         0.00%               0               0       0.00%
  Hold to maturity:
         Taxable                                         0              0         0.00%         368,083           2,496       2.69%
         Tax exempt (1)                         15,799,715        230,202         5.78%      16,571,431         236,188       5.65%
                                             -------------    -----------                 -------------     -----------
         Total investment securities            40,021,342        437,198         4.33%      51,971,814         513,657       3.92%
Federal funds sold                                       0              0         0.00%          39,570             332       3.33%
Federal Home Loan Bank stock                     1,117,222         13,734         4.88%         857,852           8,609       3.98%
Total due from banks/Interest bearing              105,304          1,378         5.19%         105,109             392       1.48%
                                             -------------    -----------                 -------------     -----------
  Total interest-earning assets                248,578,977    $ 4,652,344         7.43%     216,151,349     $ 3,601,319       6.61%
                                                              ===========                                   ===========
Noninterest-bearing assets:
  Reserve for loan losses                       (3,084,973)                                  (2,755,188)
  Cash and due from banks                        6,009,598                                    6,419,048
  Premises and equipment                         1,044,823                                    1,274,906
  Other assets                                  14,541,783                                   12,947,311
                                             -------------                                -------------
                           Total assets      $ 267,090,208                                $ 234,037,426
                                             =============                                =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing deposits
         Interest-bearing transaction        $  30,007,124    $    12,396         0.16%   $  33,360,612     $    14,183       0.17%
         Savings deposits                       74,650,262        406,518         2.16%      75,362,401         231,020       1.22%
         Time deposits over $100,000            39,108,740        425,347         4.31%      27,346,281         221,459       3.21%
         Other time deposits                    26,870,286        267,484         3.95%      21,009,015         151,829       2.87%
                                             --------------   -----------                 -------------     -----------
           Total interest-bearing deposits     170,636,412      1,111,745         2.58%     157,078,309         618,491       1.56%
  Federal Funds purchased                                0              0         0.00%               0               0       0.00%
  Other borrowings                              10,764,839        146,886         5.41%       2,118,002          20,020       3.75%
                                             -------------    -----------                 -------------     -----------
      Total interest-bearing liabilities       181,401,251    $ 1,258,631         2.75%     159,196,311     $   638,511       1.59%
                                                              ===========                                   ===========
Non interest-bearing liabilities:
  Non interest-bearing demand deposits          54,746,104                                   48,347,004
  Other liabilities                              5,354,200                                    4,375,790
                    Shareholders' equity        25,588,653                                   22,118,321
                                             -------------                                -------------
  Total liabilities and shareholders'equity  $ 267,090,208                                $ 234,037,426
                                             =============                                =============
Interest rate spread                                                              4.68%                                       5.02%
                                                                                 =====                                       =====
Interest income                                               $ 4,652,344         7.43%                     $ 3,601,319       6.61%
Interest expense                                                1,258,631         2.01%                         638,511       1.17%
                                                              -----------        -----                      -----------      -----
Net interest income/margin                                    $ 3,393,713         5.42%                     $ 2,962,808       5.44%
                                                              ===========        =====                      ===========      =====


(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2006 and 2005
(2) Non-accrual loans have been included in loans for the purposes of the above presentation. Loan fees of $111,622 and $93,883 for the three months ended September 30, 2006 and September 30, 2005, respectively, were amortized to the appropriate interest income categories.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information regarding Quantitative and Qualitative Disclosures about Market Risk appears on pages 21 through 24 under the caption "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Market Risk Management" and is incorporated herein by reference.

Item 4.  CONTROLS AND PROCEDURES

Our management, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e) or 15d-15(e)), as of the end of the fiscal quarter covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of such period, our disclosure controls and procedures are effective to ensure that we record, process, summarize and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission's rules and regulations.

During the quarter ended September 30, 2006, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or, are reasonably likely to materially affect our internal controls over financial reporting.

                            Part II OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings arising in the ordinary course of business. We are not currently a party to, nor is any of its properties the subject of, any material pending legal proceedings.

Item 1A.  RISK FACTORS

None

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following chart summarizes our repurchases of our common shares as part of our publicly announced repurchase plan.

                                      (a)                   (b)                     (c)                  (d)
                                                                                                         Maximum
                                                                                                        Number (or
                                                                                 Total Number of       Approximate
                                                                                Shares (or Units     Dollar Value) of
                                                                                Purchased as Part   Shares (or Units)
                                   Total Number                                   of Publicly        that May Yet be
                                  Shares (or Units)    Average Price paid      Announced Plans or    Purchased Under
                 Period             Purchased          per Share (or Unit)         Programs           the Plans or
                                                                                                        Programs
           ----------------       ------------         -------------------     ------------------ ---------------------
           Month #7:               4,952               $    26.41                4,952              $753,134
           7/1/06 - 7/31/06

           Month #8:               6,320               $    26.57                6,320              $585,194
           8/1/06 - 8/31/06

           Month #9:               8,111               $    27.31                8,111              $363,720
           9/1/06 - 9/30/06

           Total                  19,383               $    26.84               19,383

               (1) On January 17, 2001 a repurchase program was approved up to $1,000,000. On August 21, 2002 an additional $1,000,000 was approved. No expiration. On February 15, 2006 an additional $1,100,000 was approved to repurchase Company stock. No expiration. On October 18, 2006, an additional 60,000 shares was approved. No expiration.

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

Item 6.     EXHIBITS

     31.1 Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act

     31.2 Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act

     32   Certification   of  CEO  and  CFO  pursuant  to  Section  906  of  the
          Sarbanes-Oxley Act

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SONOMA VALLEY BANCORP



    Date:  November 8, 2006         /s/ Mel Switzer, Jr.
         -------------------        -------------------------------------------
                                    Mel Switzer, Jr.
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)




    Date:   November 8, 2006        /s/ Mary Dieter Smith
         -------------------        -------------------------------------------
                                    Mary Dieter Smith
                                    Executive Vice President and
                                    Chief Operating Officer and
                                    Chief Financial Officer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)