Form 10-K
period 2006-12-31
SONOMA VALLEY BANCORP
filed 2007-03-26
CIK 1120427

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Commission File Number: 000-31929

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

Title of each class	Name of each exchange on which registered

Common Stock, No Par Value	None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.
Large Accelerated Filer ☐      Accelerated Filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ Yes ☑ No

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $ 46,650,786 based on the closing sale price as reported on the Over the Counter Bulletin Board (“OTC Bulletin Board”).
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 13, 2007

Common Stock, no par value per share	2,319,627
DOCUMENTS INCORPORATE BY REFERENCE
The information required by Items 10,11,12,13 and 14 of Part III are incorporated by reference to the registrant’s proxy statement, which will be filed within 120 days of the registrant’s year end.

     With the exception of historical facts stated herein, the matters discussed in this Form 10-K are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operation of Sonoma Valley Bancorp’s (“the Company”) wholly owned subsidiary, Sonoma Valley Bank (“the Bank”), projected costs and expenses related to operations of the bank’s liquidity, capital resources, and the availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this Form 10-K, the following: (i) increased competition from other banks, savings and loan associations, thrift and loan associations, finance companies, credit unions, offerors of money market funds, and other financial institutions; (ii) the risks and uncertainties relating to general economic and political conditions, both domestically and internationally, including, but not limited to, inflation, or natural disasters affecting the primary service area of the Bank or its major industries; or (iii) changes in the laws and regulations governing the Bank’s activities at either the state or federal level. Readers of this Form 10-K are cautioned not to put undue reliance on “forward looking” statements which, by their nature, are uncertain as reliable indicators of future performance. Sonoma Valley Bancorp disclaims any obligation to publicly update these “forward looking” statements, whether as a result of new information, future events, or otherwise.
PART I
ITEM 1. BUSINESS
General
     Sonoma Valley Bancorp (“Company”) was incorporated under California law on March 9, 2000 at the direction of Sonoma Valley Bank for the purpose of forming a single-bank holding company structure pursuant to a plan of reorganization. The reorganization became effective November 1, 2000, after obtaining all required regulatory approvals and permits, shares of the Company’s common stock were issued to shareholders of Sonoma Valley Bank in exchange for their Sonoma Valley Bank stock. Previously, Sonoma Valley Bank filed its periodic reports and current reports under the Securities Exchange Act of 1934 with the Federal Deposit Insurance Corporation(“FDIC”). Following the reorganization, periodic and current reports are now filed with the Securities and Exchange Commission (“SEC”).
     The business operations of the Company continue to be conducted through its wholly-owned subsidiary, Sonoma Valley Bank (“Bank”), which began commercial lending operations on June 3, 1988. In addition to its main branch located in Sonoma, California, the Bank also operates two additional branch offices, one branch office is located in Glen Ellen, California. In March 2004, the Bank opened another branch office, Banco de Sonoma, located in Boyes Hot Springs, California. The following discussion, although presented on a consolidated basis, analyzes the financial condition and results of operations of the Bank for the twelve month period ended December 31, 2006.
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

     The Bank offers depository and lending services keyed to the needs of its business and professional clientele. These services include a variety of demand deposit, savings and time deposit account alternatives, all insured by the FDIC up to its applicable limits. Special merchant and business services, such as coin, night depository, courier, on line cash management and merchant teller services are available. The Bank offers Internet Banking for both commercial and consumer customers, bank by mail service, drive-up ATM service, extended hours including Saturday banking, drive-up windows and telephone voice response. The Bank’s lending activities are directed primarily towards granting short and medium-term commercial loans, augmented by customized lines of credit, for such purposes as operating capital, business and professional start-ups, inventory, equipment, accounts receivable, credit cards, and interim construction financing, personal loans and loans secured by residential real estate.
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
     The Bank’s primary service area is currently served by branches of eight other banks (including three major banks: Citigroup, Bank of America and Wells Fargo Bank). In order to compete with the major financial institutions in its primary service area, the Bank uses its flexibility as an independent bank. This includes emphasis on specialized services and personalized attention.
     In the event there are customers whose loan demands exceed the Bank’s lending limit, the Bank seeks to arrange for such loans on a participation basis with other financial institutions and intermediaries. The Bank also is able to assist those customers requiring other services not offered by the Bank by obtaining those services through its correspondent banks.
Concentration of Credit Risk
     The majority of the Bank’s loan activity is with customers located within the county of Sonoma. While the Bank has a diversified loan portfolio, approximately 90.5% of these loans are secured by real estate in its service area. This concentration for the year ending December 31, 2006 is presented below:

(in thousands of dollars)
Secured by real estate:
Construction/land development	$48,036
Farmland	7,953
1-4 family residences	43,440
Commercial/multi-family	99,354

Employees
     As of December 31, 2006, the Company employed 49 full-time equivalent employees.
Supervision and Regulation
     The Company is a registered bank holding company under the Bank Holding Company Act, regulated, supervised and examined by the Federal Reserve Bank (“FRB”). As such, it must file with the FRB an annual report and additional reports as the Federal Reserve Board may require. The Company is also subject to periodic examination by the Federal Reserve Board.
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
     As a California state-licensed bank, the Bank is subject to regulation, supervision and periodic examination by the California Department of Financial Institutions. The Bank is also subject to regulation, supervision, and periodic examination by the FDIC. The Bank is not a member of the Federal Reserve System, but is nevertheless subject to certain regulations of the Board of Governors of the Federal Reserve System. As a state bank, the Bank’s deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $100,000 per depositor in most cases. For this protection, the Bank pays a semi-annual assessment.
     The regulations of these state and federal bank regulatory agencies govern most aspects of the Company’s and the Bank’s business and operations, including but not limited to, requiring the maintenance of non interest-bearing reserves on deposits, limiting the nature and amount of investments and loans which may be made, regulating the issuance of securities, restricting the payment of dividends, regulating bank expansion and bank activities, including real estate development activities. The Federal Reserve Board, the FDIC, and the California Department of Financial Institutions have broad enforcement powers over depository institutions, including the power to prohibit a bank from engaging in business practices which are considered to be unsafe or unsound, to impose substantial fines and other civil and criminal penalties, to terminate deposit insurance, and to appoint a conservator or receiver under a variety of circumstances. The Federal Reserve Board also has broad enforcement powers over bank holding companies, including the power to impose substantial fines and other civil and criminal penalties.
Regulation of Bank Holding Companies
     As a bank holding company, the Company’s activities are subject to extensive regulation by the Federal Reserve Board. The Bank Holding Company Act requires us to obtain the prior approval of the Federal Reserve Board before (i) directly or indirectly acquiring ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, we would own or control more than 5% of the shares of the other bank or bank holding company (unless the acquiring company already owns or controls a majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The Federal Reserve Board will not approve any acquisition, merger or consolidation that would have a substantially anticompetitive result, unless the anticompetitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve Board also considers capital adequacy and other financial and managerial factors in its review of acquisitions and mergers.

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
     Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) intended to address corporate and accounting fraud. Sarbanes-Oxley applies to publicly reporting companies. In addition to the establishment of a new accounting oversight board, which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To maintain auditor independence, any non-audit services being provided to an audit client requires pre-approval by the Company’s audit committee members. In addition, the audit partners must be rotated.
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
     Longer prison terms and increased penalties will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted. Sarbanes-Oxley accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.
     Sarbanes-Oxley also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statements materially misleading. In addition, Sarbanes-Oxley requires that each financial report required to be prepared in accordance with (or reconciled to) accounting principles generally accepted in the United States of America and filed with the SEC reflect all material correcting adjustments that are identified by a “registered public accounting firm” in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC.
     Section 404 of Sarbanes-Oxley requires the SEC to prescribe rules requiring the inclusion of an internal control report in each annual report. Accordingly, in the annual report for December 31, 2007, management will be required to include a report on the effectiveness of the Company’s internal controls. The Company’s independent auditors are required to attest to and report on management’s assessment of internal control. The Company’s management and staff are working diligently toward evaluating and documenting the internal control systems in order to allow management to report on, and the Company’s independent auditors to attest to, the Company’s internal control over financial reporting beginning the year ending December 31, 2008. The Company has retained the services of a consulting firm to assist management and staff with this process. Even so, there can be no assurances that the evaluation required by Sarbanes-Oxley will not result in the identification of significant control deficiencies or that the Company’s auditors will be able to attest to the effectiveness of our internal controls over financial reporting.
     Regulation W. The FRB on October 31, 2002 approved a final Regulation W that comprehensively implements sections 23A and 23B of the Federal Reserve Act. Sections 23A and 23B and Regulation W restrict loans by a depository institution to its affiliates, asset purchases by a depository institution from its affiliates, and other transactions between a depository institution and its affiliates. Regulation W unifies in one public document the FRB ’s interpretations of sections 23A and 23B.
     Regulatory Capital Treatment of Equity Investments. In December of 2001 and January of 2002, the Office of the Comptroller of the Currency, the FRB and the FDIC adopted final rules governing the regulatory capital treatment of equity investments in non-financial companies held by banks, bank holding companies and financial holding companies. The new capital requirements apply symmetrically to equity investments made by banks and their holding companies in non-financial companies under the legal authorities specified in the final rules. Among others, these include the merchant banking authority granted by the Gramm-Leach-Bliley Act and the authority to invest in small business investment companies (“SBICs”) granted by the Small Business Investment Act. Covered equity investments will be subject to a series of marginal Tier 1 capital charges, with the size of the charge increasing as the organization’s level of concentration in equity investments increases. The highest marginal charge specified in the final rules requires a 25 percent deduction from Tier 1 capital for covered investments that aggregate more than 25 percent of an organization’s Tier 1 capital. Equity investments through SBICs will be exempt from the new charges to the extent such investments, in the aggregate, do not exceed 15 percent of the banking organization’s Tier 1 capital. Grandfathered investments made by state banks under section 24(f) of the Federal Deposit Insurance Act also are exempted from coverage.
     USA Patriot Act. The terrorist attacks in September, 2001, have impacted the financial services industry and led to federal legislation that attempts to address certain issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”).
     Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLA”). IMLA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and/or other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.
     Among its other provisions, IMLA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. IMLA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. IMLA also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these acts.
     Merchant Banking Investments. The FRB and the Secretary of the Treasury in January 2001 jointly adopted a final rule governing merchant banking investments made by financial holding companies. The rule implements provisions of the Gramm-Leach-Bliley Act discussed below that permit financial holding companies to make investments as part of a bona fide securities underwriting or merchant or investment banking activity. The rule provides that a financial holding company may not, without FRB approval, directly or indirectly acquire any additional shares, assets or ownership interests or make any additional capital contribution to any company the shares, assets or ownership interests of which are held by the financial holding company subject to the rule if the aggregate carrying value of all merchant banking investments held by the financial holding company exceeds:
▪	30% of the Tier 1 capital of the financial holding company, or

▪	after excluding interests in private equity funds, 20% of the Tier 1 capital of the financial holding company.

A separate final rule will establish the capital charge of merchant banking investments for the financial holding company.
     Financial Services Modernization Act of 1999. The Financial Services Modernization Act of 1999 (also known as the “Gramm-Leach-Bliley Act” after its Congressional sponsors) substantially eliminates most of the separations between banks, brokerage firms, and insurers enacted by the Glass-Steagall Act of 1933. The reform legislation permits securities firms and insurers to buy banks, and banks to underwrite insurance and securities. States retain regulatory authority over insurers. The Treasury Department’s Office of the Comptroller of the Currency has authority to regulate bank subsidiaries that underwrite securities and the Federal Reserve has authority over bank affiliates for activities such as insurance underwriting and real-estate development.
     The U.S. federal bank regulatory agencies’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply. In January 2001, the Basel Committee on Banking Supervision issued a proposal for a “New Capital Accord”. The New Capital Accord incorporates a three-part framework of minimum capital requirements, supervisory review of an institution’s capital adequacy and internal assessment process, and market discipline through effective disclosure to encourage safe and sound banking practices. To remain a financial holding company, a company must remain “well capitalized” and “well managed”. “Well managed” means that at their most recent examination the bank received a satisfactory composite rating and at least a satisfactory rating for management. The federal banking agencies are required to take “prompt corrective action” in respect of depository institutions and their bank holding companies that do not meet minimum capital requirements. FDIC established five capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized” and “critically undercapitalized”. A depository institution’s capital tier, or that of its bank holding company, depends upon where its capital levels are in relation to various relevant capital measures, including a risk-based capital measure and a leverage ratio capital measure, and certain other factors. As of December 31, 2005, the Company and Bank are “well capitalized” and “well managed”.
     Under the regulations adopted by the federal banking agencies, a bank holding company is “well capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” depository institution is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank rated a composite 1 under the Uniform Financial Institution Rating System, “CAMELS rating”, established by the Federal Financial Institution Examinations Council). A company is considered (i) “undercapitalized” if it has (A) a total risk-based capital ratio of less than 8%, (B) a Tier 1 risk-based capital ratio of less than 4% or (C) a leverage ratio of less than 4% (or 3% in the case of an institution with a CAMELS rating of 1), (ii) “significantly undercapitalized” if it has (A) a total risk-based capital ratio of less than 6%, or (B) a Tier 1 risk-based capital ratio of less than 3% or (C) a leverage ratio of less than 3% and (iii) “critically undercapitalized” if it has a ratio of tangible equity to total assets equal to or less than 2%. An institution may be deemed by the regulators to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating.

Accounting Pronouncements
Fair Value Measurement
     In September 2006 the FASB issued Statement of Financial Accounting Standards Number 157(“FAS 157”), Fair Value Measurements. FAS 157 establishes a formal framework for measuring fair value under generally accepted accounting principles. It (1) codifies the many definitions of fair value included among various other authoritative literature, (2) clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and (3) increases the level of disclosure required for fair value measurements. FAS 157 does not, of itself, require any new fair value measurements, nor does it establish valuation standards. FAS 157 is effective for the financial statements issued for fiscal years beginning after November 15, 2007.

Statistical Data
     The following information is required by Industry Guide 3, “Statistical Disclosure by Bank Holding Companies”. The averages shown have been calculated using the average daily balance.

Sequential Page
Number
I. Distribution of Assets, Liabilities and Share- holders’ Equity; Interest Rates and Differential

A. Average balance sheets	30
B. Analysis of net interest earnings	30
C. Rate/volume analysis	31

II. Investment Portfolio

A. Book value (Amortized Cost) of investments	58
B. Weighted average yield and maturity	30, 34, 42 and 60
C. Securities of issuer exceeding ten percent of equity	None

III. Loan Portfolio

A. Types of loans	30 and 61
B. Maturities and sensitivities of loans to change in interest rates	42 and 62
C. Risk elements

1. Non-accrual, past due, and restructured loans	36 and 61
2. Potential problem loans	None
3. Foreign outstandings	None
4. Loan concentrations	35 and 61

D. Other Interest-Bearing Assets	None

IV. Summary of Loan Loss Experience	36 and 62

V. Deposits

A. Average balances and average rates paid	30
B. Other categories of deposits	None
C. Foreign outstandings	None
D. Maturity of time deposits greater than $100,000	42
E. Maturity of foreign time deposits greater than $100,000	None

VI. Return on Equity and Assets	26

VII. Short-term Borrowings:	63

ITEM 1A. RISK FACTORS.
     An investment in the Company’s common stock is subject to risks inherent to the Company’s business. The material risks and uncertainties that management believes affect the Company are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations. This report is qualified in its entirety by these risk factors.
     If any of the following risks actually occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company’s common stock could decline significantly, and you could lose all or part of your investment.
Risks Related to the Company’s Business
The Company is Subject to Interest Rate Risk
     The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.
     Although management believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s management of interest rate risk.
The Company is Subject to Lending Risk
     There are inherent risks associated with the Company’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates as well as those across the State of California and the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in the assessment of significant civil money penalties against the Company.

     As of December 31, 2006, approximately 90.5% of the Company’s loan portfolio is directly or indirectly secured by real property. Because the Company’s loan portfolio contains a significant number of construction, commercial and residential real estate loans, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, construction and commercial real estate loans.
The Company’s Allowance for Possible Loan Losses may be Insufficient
     The Company maintains an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for possible loan losses. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance for possible loan losses; the Company will need additional provisions to increase the allowance for possible loan losses. Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations. See Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for possible loan losses.
The Company is Subject to Environmental Liability Risk Associated with Lending Activities
     A significant portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s Profitability Depends Significantly on Economic Conditions in the State of California
     The Company’s success depends primarily on the general economic conditions of the State of California and the specific local markets in which the Company operates. Unlike larger national or other regional banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in Sonoma and its immediate surrounding towns (the “Sonoma Valley”). The local economic conditions in these areas have a significant impact on the demand for the Company’s products and services as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.
The Company Operates in a Highly Competitive Industry and Market Area
     The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and community banks within the various markets the Company operates. Additionally, various out-of-state banks have begun to enter or have announced plans to enter the market areas in which the Company currently operates. The Company also faces competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, factoring companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking. Also, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can.
     The Company’s ability to compete successfully depends on a number of factors, including, among other things:
▪	The ability to develop, maintain and build upon long-term customer relationships based on top quality service, high ethical standards and safe, sound assets.

▪	The ability to expand the Company’s market position.

▪	The scope, relevance and pricing of products and services offered to meet customer needs and demands.

▪	The rate at which the Company introduces new products and services relative to its competitors.

▪	Customer satisfaction with the Company’s level of service.

▪	Industry and general economic trends.
     Failure to perform in any of these areas could significantly weaken the Company’s competitive position, which could adversely affect the Company’s growth and profitability, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

The Company is Subject to Extensive Government Regulation and Supervision
     The Company, through its subsidiary Sonoma Valley Bank, is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. While the Company has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See the section captioned “Supervision and Regulation” in Item 1.
The Company’s Controls and Procedures may Fail or be Circumvented
     Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition.
New Lines of Business or new Products and Services may Subject the Company to Additional Risks
     From time to time, the Company may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, results of operations and financial condition.
The Company may not be able to Attract and Retain Skilled People
     The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Company can be intense and the Company may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on the Company’s business because of their skills, knowledge of the Company’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

The Company’s Information Systems may Experience an Interruption or Breach in Security
     The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.
The Company Continually Encounters Technological Change
     The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.
The Company is Subject to Claims and Litigation Pertaining to Fiduciary Responsibility
     From time to time, customers make claims and take legal action pertaining to the Company’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Company’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company they may result in significant financial liability and/or adversely affect the market perception of the Company and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.
Severe Weather, Natural Disasters, Acts of War or Terrorism and Other External Events Could Significantly Impact the Company’s Business
     Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on the Company’s business, which, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.

Risks Associated with the Company’s Common Stock
The Company’s Stock Price can be Volatile
     Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including, among other things:
▪	Actual or anticipated variations in quarterly results of operations.

▪	Recommendations by securities analysts.

▪	Operating and stock price performance of other companies that investors deem comparable to the Company.

▪	News reports relating to trends, concerns and other issues in the financial services industry.

▪	Perceptions in the marketplace regarding the Company and/or its competitors.

▪	New technology used, or services offered, by competitors.

▪	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors.

▪	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.

▪	Changes in government regulations.

▪	Geopolitical conditions such as acts or threats of terrorism or military conflicts.
     General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Company’s stock price to decrease regardless of operating results.
The Trading Volume in the Company’s Common Stock is Less than that of Other Larger Financial Services Companies
     Although the Company’s common stock is listed for trading on the OTC Bulletin Board, the trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Company’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Company has no control. Given the lower trading volume of the Company’s common stock, significant sales of the Company’s common stock, or the expectation of these sales, could cause the Company’s stock price to fall.
An Investment in the Company’s Common Stock is not an Insured Deposit
     The Company’s common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in the Company’s common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire the Company’s common stock, you may lose some or all of your investment.

Risks Associated with the Company’s Industry
The Earnings of Financial Services Companies are Significantly Affected by General Business and Economic Conditions
     The Company’s operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which the Company operates, all of which are beyond the Company’s control. A deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Company’s products and services, among other things, any of which could have a material adverse impact on the Company’s financial condition and results of operations.
Financial Services Companies Depend on the Accuracy and Completeness of Information About Customers and Counterparties
     In deciding whether to extend credit or enter into other transactions, the Company may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports and other financial information. The Company may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports or other financial information could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.
Consumers may Decide not to use Banks to Complete Their Financial Transactions
     Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on the Company’s financial condition and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES
     The Company is headquartered in Sonoma, California. At the present time the Company’s Bank has three branch offices.
     The Sonoma Branch is located at 202 W. Napa Street, Sonoma. The building contains approximately 6800 square feet and has been subleased on a long-term basis (the initial term expires in 2009, with option to extend for two additional five-year terms). The office is considered by management to be well maintained and adequate for the purpose intended. Lease payments made in 2006 totaled $253,071 compared to the $243,337 paid in 2005. The lease provides for future annual rents to be adjusted for changes in the Consumer Price Index (“CPI”), with a minimum annual increase of 4%, effective each March 1st.

     The Glen Ellen Branch is located at 13751 Arnold Drive, Glen Ellen. The facility is 525 square feet. The facility is leased for a five year term expiring in 2008 with the option to extend for two additional five year terms. Lease payments made in 2006 totaled $14,705 compared to $14,140 in 2005. The lease provides for future annual rents to be adjusted for changes in the CPI, with a minimum annual increase of 4% effective April 1st of each year.
     The Banco de Sonoma Branch, which opened in March 2004, is located at 18615 Sonoma Hwy, Suite 108, Boyes Hot Springs, California. The facility is 1200 square feet. The facility is leased for a five year term expiring in 2009 with options to extend for two additional five year terms. Lease payments in 2006 totaled $20,031 compared to $19,704 in 2005. The lease provides for future annual rents to be adjusted for changes in the CPI effective February 1st of each year.
     In July 1995, the Bank entered into a lease for the building located at 463 Second Street West (the “Operations Center”). The building contains approximately 2400 square feet and has been leased on a long term basis to coincide with the Sonoma Branch lease. The initial term and the first option expired in 2000 and 2005, respectively. The lease provides for an additional option to extend for two additional five year terms and one additional four year term. Lease payments made in 2006 totaled $41,268 compared with the $39,199 paid in 2005. The lease provides for future annual rents to be adjusted for changes in the CPI effective each July 1st.
     In September 1997, the Bank purchased the building and land at 472 Second St. West. The building contains approximately 1013 square feet. The Bank paid $246,943 for the property. At present the Bank is utilizing the parking area for additional parking for Bank employees and until February 2005, the Bank had been renting out the building premises. At the present time, the Bank is currently evaluating how to utilize the additional space to accommodate additional growth or generate additional income. Rental income in 2005 was $1,519.
     In March 2005, the Bank entered into a lease for the building located at 453 Second Street West (the “Finance Center”). The building contains approximately 1200 square feet. The facility is leased for a five year term expiring in February 2010 with the option to renew for two additional five year terms. Lease payments paid in 2006 totaled $20,972 compared with the $16,000 paid in 2005. The lease provides for future annual rents to be adjusted for changes in the CPI effective March 15th of each year.
ITEM 3. LEGAL PROCEEDINGS
     In the normal course of operations, the Company and/or its Bank may have disagreements or disputes with vendors, borrowers, or employees, which may or may not result in litigation. These disputes are seen by the Company’s management as a normal part of business. There are no pending actions reported and no threatened actions that management believes would have a significant material impact on the Company’s financial position, results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company did not submit any matters to security holders during the fourth quarter of its last fiscal year ended December 31, 2006.

PART II
ITEM 5. MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “SBNK”. The Company is not listed on any exchange or on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”).
Several brokers act as facilitators in the trades of the Company’s stock. They are:

A.G.Edwards	Monroe Securities
703 2nd Street Suite 100	343 W. Erie Street Suite 410
Santa Rosa, CA 95409	Chicago, IL 60610
Denise Gilseth	Russ Feltes
(800) 972-4800	(312) 327-2535
Fax (707) 528-1117	Fax (312) 327-2540

Baird, Patrick & Company	UBS Financial Services
20 Exchange Place	6570 Oakmont Drive
R. J. Dragani	Santa Rosa, CA 95409
New York, New York 10005	John Rector
(800) 421-0123	(707) 539-1500
Fax (212) 493-6643	Fax (707) 537-3553

Edward Jones	Howe Barnes Hoefer & Arnett
515 First Street East	555 Market Street, 18th Floor
Sonoma, CA 95476	San Francisco, CA 94105
Gary Scott	Dave Bonaccorso (415) 538-5723
(707) 935-1856	Switchboard (800) 346-5544 Fax (415) 398-4875
Fax (707) 935-1894

Wedbush Morgan Securities	Stone & Youngberg LLC
1300 S.W. Fifth Avenue Suite 2000	P.O.Box 1688
Joey Warmenhoven X254	42605 Moonridge Road
Portland, Oregon 97201-5667	Troy Norlander
(503) 224-0480	Big Bear, CA 92315
Fax (503) 224-7097	(800) 288-2811
Fax (909) 585-7220
Tnorlander@syllc.com

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

Quarter Ended:	High	Low
December 31, 2006	$31.00	$27.35
September 30, 2006	28.00	25.50
June 30, 2006	30.00	23.80
March 31, 2006	24.95	20.50

December 31, 2005	$23.00	$20.25
September 30, 2005	23.20	20.18
June 30, 2005	22.00	19.15
March 31, 2005	25.50	21.10
     As of March 8, 2007 there were 1,052 registered holders of the Company’s common stock, in addition to an unknown number of holders whose shares of common stock are held in street name.
Payment of Dividends
     Under state law, the Board of Directors of a California state-licensed bank may declare a cash dividend, subject to the restriction that the amount available for the payment of cash dividends shall be the lesser of retained earnings of the bank or the bank’s net income for its last three fiscal years (less the amount of any distributions to shareholders made during such period).
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
     The Company paid cash dividends of $0.25 per share to shareholders of record as of March 1, 2004 with payment made on March 15, 2004, $.25 per share to shareholders of record as of August 6, 2004 with payment made on August 26, 2004, $.25 per share to shareholders of record as of March 1, 2005 with payment made on March 15, 2005, $.25 per share to shareholders of record as of August 1, 2005 with payment made on August 15, 2005 , $.25 per share to shareholders of record as of March 1, 2006 with payment made on March 15, 2006 and $.30 per share to shareholders of record as of September 1, 2006 with payment made on September 15, 2006. The Board of Directors of the Company (the “Board”) is currently reviewing our strategic plan to utilize our capital assets in order to enhance shareholder value. One of the initiatives includes review of the declaration of future cash dividends. No plan has yet been finalized.

     Historically, the Company and the Bank (prior to the formation of the Holding Company) have declared ten stock dividends of 5% each, two stock dividends of 10% in May 1996 and June 1997, a 2 for 1 stock split in March 1998, a 3 for 2 stock split in July 2004 and seven cash dividends in February 2004, July 2004, February 2005, July 2005, February 2006, August 2006 and March 2007 as detailed below:
Dividends Paid by the Bank

Date Declared	Record Date	Date Paid	Dividend Paid
May 13, 1992	May 31, 1992	June 15, 1992	5% Stock Dividend
June 26, 1993	July 15, 1993	July 31, 1993	5% Stock Dividend
July 20, 1994	August 1, 1994	August 15, 1994	5% Stock Dividend
January 18, 1995	February 5, 1995	February 20, 1995	5% Stock Dividend
August 16, 1995	September 11, 1995	September 29, 1995	5% Stock Dividend
May 22, 1996	June 14, 1996	June 28, 1996	10% Stock Dividend
June 18, 1997	July 15, 1997	August 1, 1997	10% Stock Dividend
March 18, 1998	April 15, 1998	April 30, 1998	2 for 1 Stock Split
July 21, 1999	August 16, 1999	August 31, 1999	5% Stock Dividend
August 16, 2000	September 8, 2000	September 25, 2000	5% Stock Dividend
Dividends Paid by the Company

Date Declared	Record Date	Date Paid	Dividend Paid
July 18, 2001	August 3, 2001	August 17, 2001	5% Stock Dividend
June 17, 2002	July 2, 2002	July 16, 2002	5% Stock Dividend
June 18, 2003	July 2, 2003	July 16, 2003	5% Stock Dividend
February 18, 2004	March 1, 2004	March 15, 2004	$.25 Cash Dividend
July 21, 2004	August 6, 2004	August 26, 2004	3 for 2 Stock Split & $.25 Cash Dividend
February 16, 2005	March 1, 2005	March 15, 2005	$.25 Cash Dividend
July 20, 2005	August 1, 2005	August 15, 2005	$.25 Cash Dividend
February 15, 2006	March 1, 2006	March 15, 2006	$.25 Cash Dividend
August 17, 2006	September 1, 2006	September 15, 2006	$.30 Cash Dividend
February 22, 2007	March 15, 2007	March 30, 2007	$.30 Cash Dividend

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

	Period Ending
Index	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Sonoma Valley Bancorp	100.00	121.03	176.98	180.65	223.45	203.83	272.52
Russell 2000	100.00	102.49	81.49	120.00	142.00	148.47	175.73
SNL OTC & Pink Sheet Western Index	100.00	101.11	120.72	178.37	223.14	255.27	281.51

Source: SNL Financial LC, Charlottesville, VA,
(434) 977-1600
(c) 2007
www.snl.com
     The following chart summarizes the Company repurchases of the Company’s common stock during the fiscal year ended December 31, 2006.

	(a)	(b)	(c)	(d)
				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares (or Units)	Value) of Shares
			Purchased as Part	(or Units) that May
	Total Number of		of Publicly	Yet be Purchased
	Shares (or Units)	Average Price paid	Announced Plans or	Under the Plans or
Period	Purchased	per Share (or Unit)	Programs	Programs
10/1/06- 10/31/06	10,145	$27.60	10,145	53,851
11/1/06 - 11/30/06	0	0	0
12/1/06 - 12/31/06	0	0	0
Total	10,145	$27.60	10,145	53,851

ITEM 6. SELECTED FINANCIAL DATA
SONOMA VALLEY BANCORP
Selected Consolidated Financial Data
dollars in thousands, except share
and per share data

	For the years ended:
	2006	2005	2004	2003	2002
RESULTS OF OPERATIONS:
Net interest income	$12,922	$11,300	$10,004	$8,906	$8,633
Provision for loan losses	(500)	(360)	(130)	(20)	(393)
Non-interest income	2,094	1,968	1,710	1,715	1,641
Non-interest expense	(8,306)	(7,848)	(7,225)	(6,244)	(5,862)
Provision for income tax	(2,218)	(1,711)	(1,451)	(1,446)	(1,275)

Net Income	$3,992	$3,349	$2,908	$2,911	$2,744

SELECTED AVERAGE BALANCES:
Assets	$262,090	$232,543	$210,883	$195,177	$164,200
Loans, net of unearned	199,001	160,655	139,395	123,044	116,867
Deposits	223,560	203,341	186,496	171,620	143,228
Shareholders’ equity	25,111	21,935	20,799	20,232	17,964
PER SHARE DATA:
Basic net income	$1.78	$1.54	$1.35	$1.34	$1.26
Fully diluted net income	$1.68	$1.45	$1.25	$1.23	$1.16
Period end book value	$11.71	$10.63	$9.65	$9.89	$8.81
Weighted average shares outstanding	2,247,231	2,170,866	2,148,558	2,165,066	2,176,386
Weighted average shares outstanding diluted	2,369,218	2,303,639	2,330,841	2,364,433	2,373,208
FINANCIAL RATIOS:
Return on average assets	1.52%	1.44%	1.38%	1.49%	1.67%
Return on average shareholders’ equity	15.90%	15.27%	13.98%	14.39%	15.27%
Net yield on earning assets	5.46%	5.46%	5.48%	5.24%	6.06%
Efficiency ratio	53.95%	57.44%	59.52%	56.95%	55.07%
Average shareholders’ equity to average assets	9.58%	9.43%	9.86%	10.37%	10.94%
CAPITAL RATIOS:
Risk-based capital:
Tier I	9.57%	10.68%	10.77%	12.81%	12.31%
Total	10.26%	11.93%	12.02%	14.07%	13.57%
Leverage ratio	11.51%	9.61%	9.51%	10.50%	10.62%
CREDIT QUALITY:
Net charge-offs to average loans	0.00%	0.01%	0.24%	0.14%	0.02%
Allowance for possible loan losses to period end loans	1.49%	1.62%	1.59%	2.15%	2.17%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The Year Ended December 31, 2006 versus December 31, 2005
     The business operations of the Company continue to be conducted through the Bank, its wholly-owned subsidiary, which began commercial lending operations on June 3, 1988. Accordingly, the following discussion and analysis of the financial condition and the results of operations should be read in conjunction with the financial statements and notes included elsewhere in this annual report. Per share amounts for prior years have been adjusted for the Company’s 3 for 2 stock split declared July 2004. The continued growth and success of the company is dependent upon a stable economy, an increasing deposit base in the Sonoma Valley and economically viable technology to enhance customer service. Expansion of services in the Sonoma Valley such as the opening of a new branch, the placement of a remote ATM in the local hospital, and the deployment of wire transfer services through an international network are some of the strategies contributing to successful performance. It is management’s opinion that community banking will continue to prosper, by providing useful services in niche markets, in spite of the consolidation taking place in the industry.
Critical Accounting Policies
     The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States and general practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company’s most significant accounting policies is contained on page 54 in Note A to the consolidated financial statements. The Company considers its most critical accounting policies to consist of the allowance for loan and lease losses and the estimation of fair value, which are separately discussed below.
     Allowance for Loan and Lease Losses. The allowance for loan and lease losses represents management’s best estimate of inherent losses in the existing loan portfolio. The allowance for loan and lease losses is increased by the provision for losses on loans and leases charged to expense and reduced by loans and leases charged off, net of recoveries. The allowance for loan and lease losses is determined based on management’s assessment of several factors: reviews and evaluations of specific loans and leases, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan and lease loss experience, the level of classified and nonperforming loans and the results of regulatory examinations.
     The Company’s Audit Committee engages experienced independent loan portfolio review professionals many of whom are former bank examiners. The Audit Committee determines the scope of such reviews and provides the report of findings to the Board’s Loan Committee after it has reviewed and accepted the report. These reviews are supplemented with periodic reviews internally by the Company’s credit review function, as well as the periodic examination of both selected credits and the credit review process by the applicable regulatory agencies. The information from these reviews assists management in the timely identification of problems and potential problems and provides a basis for deciding whether the credit represents a probable loss or risk that should be recognized.
     Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the conditions of the various markets in which collateral may be sold may all affect the required level of the allowance for loan and lease losses and the associated provision for loan and lease losses.

     Estimation of Fair Value. Accounting principles generally accepted in the United States require that certain assets and liabilities be carried on the Consolidated Balance Sheet at fair value or at the lower of cost or fair value, and that stock awards be recorded based on their estimated fair value. Furthermore, the fair value of financial instruments is required to be disclosed as a part of the notes to the consolidated financial statements for other assets and liabilities (see Note R, page 79). Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates, the shape of yield curves and the credit worthiness of counterparties.
     Fair values for the majority of the Company’s available for sale investment securities are based on quoted market prices. In instances where quoted market prices are not available, fair values are based on the quoted prices of similar instruments with adjustment for relevant distinctions. For trading account assets, fair value is estimated giving consideration to the contractual interest rates, weighted average maturities and anticipated prepayment speeds of the underlying instruments and market interest rates.
Overview
     We reported net income of $3,991,759 for the year ending December 31, 2006, an increase of $643,230 over $3,348,529 for the year ending December 31, 2005. The increase in net income in 2006 is primarily a result of loan growth of 28.3% over loans at year end of 2005. Deposits have grown 7.9% over 2005, but market pressure to increase deposit rates has lowered the benefit received from the growth in interest income. The Banco de Sonoma Office showed a year to date profit of $45,306. On a per share basis, net income equaled $1.78 in 2006 compared with $1.54 per share in 2005.
     Return on average total assets for 2006, 2005 and 2004 was 1.52%, 1.44% and 1.38%, respectively. Return on average shareholders’ equity increased to 15.90% in 2006 compared to 15.27% in 2005. The increase in the return on average assets is a result of the 19.2% growth in net income compared to 12.7% growth in average assets. The higher return on equity is the result of the increase in income during 2006 offset by the $3.2 million increase in average equity from $21.9 million in 2005 to $25.1 million in 2006.
     While we have enjoyed strong earnings over the last three years, in 2006, our growth in earnings has exceeded both the growth in average assets and average equity. Income at year end 2006 is higher than 2005 due to the increase in loan volume which generated strong earnings in spite of the net interest margin remaining unchanged (see the table- Average Balances/Yields and Rates Paid on page 30) supplemented by the growth of $125,344 in non interest income.
     We continue to focus on the Latino Community at the Banco de Sonoma Office. At year end deposits totaled $12.6 million compared to $11.1 million in 2005, growth of $1.3 million. Year end loans were $5.9 million, an increase of $3.2 million over 2005 total loans of $2.7 million. Net income for the year ended December 31, 2006 was $45,000 compared to a loss of $94,000 in 2005. We identified this as a niche market which was underserved and an opportunity for potential future growth and profitability. Most of the employees at the branch are bilingual and the Bank offers full service banking. An additional product, that has been added, is the ability for customers to effect an immediate transfer of funds to Mexico. We anticipate that the growth in the office will be slow and steady.
     Total shareholder’s equity increased by $2.964 million or 12.6% at year end 2006. At December 31, 2006, we reported net income of $3.99 million. In March we paid out $562,566 for cash dividends declared in February 2006 and in September 2006 we paid out $690,391 for cash dividends declared in August 2006. In 2004 stock options were granted to senior employees with a fifth of the options vesting each year over a five year period. In 2006, 13,050 options vested which increased equity by $100,224 at year end. In July 2006, 26,000 restricted stock options were granted to senior employees with a fifth of the options vesting each year over a five-year period and 3,000 restricted stock options were granted to a senior employee with a third of the options vesting over a three-year period. In 2006, equity was increased by $81,375 to reflect the expense for these options. The net income figure of $3.99 million reflects an expense for the stock options of $100,224 and restricted stock options of $81,375, therefore the net effect of the stock option transactions relative to equity was zero. Directors exercised 64,862 options which added $515,460 to the capital accounts. The tax benefit of these options was $459,493, which also increased equity. Officers exercised 39,264 options which added $349,533 to the capital accounts. During the twelve months ended December 31, 2006 we repurchased 55,028 shares which lowered equity by $1,436,151. The net effect of this activity results in capital of $26,404,071 as of December 31, 2006, compared to capital of $23,439,793 as of December 31, 2005. See page 51 for detail of “Changes in Shareholders’ Equity”.
     At December 31, 2006, total assets were $277.7 million, a 13.8% increase over the $244.1 million at December 31, 2005. We showed loans of $219.6 million in 2006, compared with $171.2 million at year-end 2005, an increase of 28.3%. Deposits increased, growing 7.9%, from $215.8 million at year-end 2005 to $232.8 million at year-end 2006. The loan-to-deposit ratio increased to 94.3% in 2006 from 79.3% in 2005. In 2007, management anticipates slower growth in assets, loans and deposits.
     Section 404 of Sarbanes-Oxley Act of 2002 (“Section 404”) requires the Securities and Exchange Commission (“SEC”) to prescribe rules requiring the establishment, maintenance and evaluation of an issuer’s internal control of financial reporting. Accordingly, in the annual report for December 31, 2006, our management was going to be required to include an assessment on the effectiveness of our internal controls over financial reporting in accordance with standards set by the Public Company Accounting Oversight Board. On September 21, 2005, the SEC extended for another year the deadline for non-accelerated filers to first certify compliance with Section 404. This means that we will not have to certify compliance until December 31, 2007. Our external independent auditors are required to attest to and report on management’s assessment of internal control over financial reporting beginning December 31, 2008. Our management and staff are working diligently toward evaluating and documenting the internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal control over financial reporting beginning December 31, 2008. We have retained the services of a consulting firm to assist management and staff with this process and to address any material weaknesses and plan accordingly to maintain adequate processes. Even so, there can be no assurances that the evaluation required by Section 404 will not result in the identification of significant control deficiencies or that our auditors will be able to attest to the effectiveness of our internal controls over financial reporting.
RESULTS OF OPERATIONS
Net Interest Income
     Net interest income is the difference between total interest income and total interest expense. Net interest income, adjusted to a fully taxable equivalent basis, increased $1.6 million to $13.3 million, up 13.7% from 2005 net interest income of $11.7 million. Net interest income on a fully taxable equivalent basis, as shown on the table — Average Balances, Yields and Rates Paid on page 30, is higher than net interest income on the statements of operations because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($379,000 in 2006 and $395,000 in 2005, based on a 34% federal income tax rate).
     The improvement in net interest income for the year ended December 31, 2006 (stated on a fully taxable equivalent basis) is a result of the net effect of a $3.7 million increase in interest income offset by an increase in interest expense of $2.1 million, the net effect being an increase of $1.6 million or 13.7%. This increase is a result of the 100 basis point increase in the federal funds and prime lending rates since December 31, 2005. The federal funds rate increased from 4.25% as of December 31, 2005, to 5.25% as of December 31, 2006 and the prime lending rate increased from 7.25% as of December 31, 2005 to 8.25% as of December

31, 2006. Also contributing to the increase in net interest income is the strong loan growth experienced during the year.
     Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin. Our net interest margin remained flat at 5.46% in both 2005 and 2006. Our ability to maintain a flat net interest margin is the result of the strong loan growth and our ability to control deposit rates through deposit management and by borrowing at the Federal Home Loan Bank. There is still considerable pressure to raise deposit rates which could cause deterioration in the net interest margin.
Interest Income
     As previously stated, interest income (stated on a fully taxable equivalent basis) increased by $3.7 million to $17.8 million in 2006, a 26.0% increase over the $14.1 million realized in 2005.
     The $3.7 million increase in interest income was the result of a $2.7 million increase due to the growth in volume of average balances, together with a $1.0 million increase in income related to higher interest rates paid. The yield on earning assets was 7.29% as of December 31, 2006 compared to 6.58% in 2005, a 71 basis point increase. The increase is primarily the result of the $29.1 million or 13.6% growth in average earning assets from $214.4 million as of December 31, 2005 to $243.5 million in 2006.
Interest Expense
     Total interest expense increased by $2.1 million to $4.5 million as of December 31, 2006 compared to $2.4 million in 2005. The average rate paid on all interest-bearing liabilities increased from 1.51% in 2005 to 2.51% in 2006, a 100 basis point increase. Average balances increased from $158.7 million to $177.5 million, a 11.8% gain in earning liabilities. Of the increase in average interest-bearing liabilities, $8.2 million was borrowings at the Federal Home Loan Bank. We continue to experience stronger loan growth than deposit growth, so we determined it is more cost effective to satisfy our liquidity needs by borrowing at the Federal Home Loan Bank.
     The gain in volume of average balances was responsible for a $1.0 million increase in interest expense while higher rates paid were responsible for a $1.1 million increase in interest expense resulting in higher interest expense of $2.1 million. The higher interest rates we have paid on deposits and borrowings is the primary cause for the increase in interest expense.
     Individual components of interest income and interest expense are provided in the table-Average Balances, Yields and Rates Paid on page 30.
Provision for Loan Losses
     The provision for loan losses charged to operations as of December 31, 2006 was $500,000 compared to $360,000 in 2005. The provision for loan losses is based on our monthly evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding. We experienced strong loan growth in 2006 and we anticipate loan growth will continue, although a bit slower, which could require additional provisions for loan losses. Additionally, there are regulatory concerns about concentrations of commercial real estate loans among many financial institutions. We have a concentration of commercial real estate loans and although the loans are adequately collateralized, we determined that it is prudent to continue making a provision for loan losses.

     The economic climate so far remains strong and the non-performing assets to total loans ratio continues to be below 1% at 0.41% as of December 31, 2006 compared to 0.63% in 2005. Non accrual loans were $820,000 as of December 31, 2006 compared to $944,000 as of December 31, 2005, a decline of 13.1%. Loans charged-off were $18,855 and recoveries were $19,320 for 2006 compared with $70,313 in charge-offs and $58,248 in recoveries for the same period in 2005. Resulting in more recoveries than charge offs in 2006. Refer to page 62, Note D for an analysis in the changes in allowance for loan losses including charge offs and recoveries.

SONOMA VALLEY BANCORP
AVERAGE BALANCES/YIELDS AND RATES PAID
Rate/Volume

	2006			2005			2004
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
ASSETS
Interest-earning assets:
Loans(2):
Commercial	$136,909,555	$10,895,909	7.96%	$109,030,041	$8,186,579	7.51%	$98,242,841	$7,020,157	7.15%

Consumer	25,167,482	2,065,754	8.21%	19,216,697	1,367,094	7.11%	14,223,761	941,735	6.62%
Real estate construction	19,431,136	1,593,551	8.20%	19,741,512	1,494,312	7.57%	19,134,306	1,470,918	7.69%
Real estate mortgage	15,624,447	1,088,846	6.97%	10,502,449	729,886	6.95%	5,178,002	372,145	7.19%
Tax exempt loans (1)	2,379,741	195,558	8.22%	2,604,858	215,214	8.26%	3,033,269	254,332	8.38%
Leases	44,438	5,185	11.67%	37,486	3,677	9.81%	36,061	7,610	21.10%
Tax exempt leases (1)	0	0	0.00%	0	0	0.00%	868	0	0.00%
Unearned loan fees	(555,992)			(478,473)			(453,892)

Total loans	199,000,807	15,844,803	7.96%	160,654,570	11,996,762	7.47%	139,395,216	10,066,897	7.22%
Investment securities
Available for sale:
Taxable	25,545,606	859,937	3.37%	33,559,732	1,049,443	3.13%	23,264,663	780,886	3.36%
Tax exempt (1)	0	0	0.00%	0	0	0.00%	0	0	0.00%
Hold to maturity:
Taxable	175,371	5,128	2.92%	370,518	10,149	2.74%	390,564	10,094	2.58%
Tax exempt (1)	15,897,167	920,114	5.79%	16,604,344	947,633	5.71%	17,187,291	993,469	5.78%

Total investment securities	41,618,144	1,785,179	4.29%	50,534,594	2,007,225	3.97%	40,842,518	1,784,449	4.37%
Federal funds sold	1,648,644	74,102	4.49%	2,291,052	59,256	2.59%	9,446,626	106,176	1.12%
FHLB Stock	1,045,871	50,408	4.82%	814,701	33,032	4.05%	599,670	20,370	3.40%
Total Due from Banks/Interest	157,468	4,977	3.16%	61,200	1,453	2.37%	154,083	4,462	2.90%
Short term investments	0	0	0.00%	0	0	0.00%	0	0	0.00%

Total interest earning assets	243,470,934	$17,759,469	7.29%	214,356,117	$14,097,728	6.58%	190,438,113	$11,982,354	6.29%

Noninterest-bearing assets:
Reserve for loan losses	(2,995,052)			(2,668,551)			(2,436,434)
Cash and due from banks	6,077,171			6,732,111			9,319,173
Premises and equipment	1,078,565			1,282,313			1,369,737
Other real estate owned	0			0			0
Other assets	14,458,246			12,841,172			12,192,166

Total assets	$262,089,864			$232,543,162			$210,882,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits
Interest-bearing transaction	$30,838,635	$50,928	0.17%	34,027,331	$57,905	0.17%	30,888,052	$51,744	0.17%
Savings deposits	73,425,495	1,363,563	1.86%	73,821,236	826,657	1.12%	67,113,729	434,671	0.65%
Time less than $100,000	26,544,506	1,015,391	3.83%	20,600,270	568,772	2.76%	18,739,735	399,813	2.13%
Time $100,000 and over	38,501,063	1,602,820	4.16%	27,300,405	851,427	3.12%	25,666,191	667,862	2.60%

Total interest-bearing deposits	169,309,699	4,032,702	2.38%	155,749,242	2,304,761	1.48%	142,407,707	1,554,090	1.09%
Federal funds purchased	0	0	0.00%	0	0	0.00%	0	0	0.00%
Long term debit & other borrowings	8,225,343	425,681	5.18%	2,990,049	97,799	3.27%	0	0	0.00%

Total interest-bearing liabilities	177,535,042	$4,458,383	2.51%	158,739,291	$2,402,560	1.51%	142,407,707	$1,554,090	1.09%

Non interest-bearing liabilities:
Demand deposits	54,250,592			47,591,444			44,088,274
Other liabilities	5,193,491			4,276,993			3,587,532
Shareholders’ equity	25,110,739			21,935,434			20,799,242

Total liabilities and shareholders’ equity	$262,089,864			$232,543,162			$210,882,755

Interest rate spread			4.78%			5.06%			5.20%
Interest income		$17,759,469	7.29%		$14,097,728	6.58%		$11,982,354	6.29%
Interest expense		4,458,383	1.83%		2,402,560	1.12%		1,554,090	0.82%

Net interest income/margin		$13,301,086	5.46%		$11,695,168	5.46%		$10,428,264	5.48%

(1)	Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2006, 2005 and 2004

(2)	Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $471,000, 367,000 and $299,000 for the twelve months ended December 31, 2006, 2005 and 2004, respectively, were amortized to the appropriate interest income categories.

SONOMA VALLEY BANCORP
Rate/Volume Analysis

	2006 over 2005				2005 over 2004
	Volume	Rate	Vol/Rate	Total	Volume	Rate	Vol/Rate	Total
ASSETS
Interest-earning assets:
Loans:
Commercial	2,093,348	490,547	125,435	2,709,330	770,823	356,459	39,140	1,166,422
Consumer	423,344	210,218	65,098	698,660	330,575	70,157	24,627	425,359
Real estate construction	(23,494)	124,693	(1,960)	99,239	46,678	(22,568)	(716)	23,394
Real estate mortgage	355,962	2,015	983	358,960	382,670	(12,291)	(12,638)	357,741
Tax exempt loans	(18,599)	(1,157)	100	(19,656)	(35,921)	(3,723)	526	(39,118)
Leases	682	697	129	1,508	301	(4,073)	(161)	(3,933)
Tax exempt leases	0	0	0	0	0	0	0	0
Unearned fee income	0	0	0	0	0	0	0	0

Total loans	2,831,244	827,013	189,784	3,848,041	1,495,126	383,962	50,777	1,929,865

Investment securities:
Available for sale:
Taxable	(250,609)	80,272	(19,169)	(189,506)	345,557	(53,379)	(23,621)	268,557

Tax-exempt	0	0	0	0	0	0	0	0
Held to maturity:
Taxable	(5,345)	685	(361)	(5,021)	(518)	604	(31)	55

Tax-exempt	(40,360))	13,412	(571)	(27,519)	(33,696)	(12,566)	426	(45,836)

Total investment Securities	(296,314)	94,369	(20,101)	(222,046)	311,343	(65,341)	(23,226)	222,776
Federal funds sold	(16,615)	43,720	(12,259)	(14,846)	(80,426)	138,152	(104,647)	(46,920)
FHLB Stock	9,373	6,234	1,769	17,376	7,304	3,944	1,414	12,662
Due from banks-int bearing	2,286	481	757	3,524	(2,690)	(804)	485	(3,009)
Short term investments	0	0	0	0	0	0	0	0

Total interest-earning Assets	2,529,973	971,818	159,950	3,661,741	1,730,658	459,913	(75,197)	2,115,374

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	(5,426)	(1,711)	160	(6,977)	5,259	819	83	6,161
Interest-bearing demand Deposits	(4,432)	544,255	(2,918)	536,906	43,442	316,875	31,669	391,986
Time less than $100,000	164,120	219,238	63,261	446,619	39,695	117,590	11,675	168,959
Time $100,000 and over	349,319	285,104	116,971	751,393	42,524	132,598	8,443	183,565

Total interest-bearing Deposits	503,581	1,046,885	177,475	1,727,941	130,920	567,882	51,870	750,671
Federal funds purchased	0	0	0	0	0	0	0	0
Long term debit & other borrowing	171,237	56,943	99,702	327,882	0	0	97,799	97,799

Total interest-bearing Liabilities	674,818	1,103,829	277,177	2,055,823	130,920	567,882	149,669	848,470
Interest differential	1,855,156	(132,011)	(117,227)	1,605,918	1,599,739	(107,968)	(224,866)	1,266,904

Volume/Rate variances were allocated in the following manner:

a.	Changes affected by volume (change in volume times old rate)

b.	Changes affected by rates (change in rates times old volume)

c.	Changes affected by rate/volume (change in volume times change in rates)
The total for each category was arrived at by totaling the individual items in their respective categories.

Non-interest Income
     Non-interest income of $2.1 million for 2006 increased 6.4% or $125,000 in comparison with the $2.0 million recorded in 2005. Of the increase 74.6% was due to increases in service charges on deposit accounts. In 2006 income from service charges on deposit accounts increased 7.4% or $94,000 from $1.3 million in 2005 to $1.4 million in 2006. This increase was a result of both increases in service charges and growth of new accounts.
Other fee income showed an increase in 2006 of 4.4% or $16,000 from $364,000 in 2005 to $380,000 in 2006 and comprised 12.7% of the 2006 increase of $16,000. The higher income is a result of an increase of $18,000 in income we earned from loan referrals, which increased from $38,000 in 2005 to $56,000 in 2006. Also contributing to the increase was an increase of $8,000 or an increase of 40.9% in wire transfer income from $28,000 in 2005 to $36,000 in 2006.
     All other non-interest income showed a 4.6% increase or $16,000 from $346,000 in 2005 to $361,000 in 2006. This is largely a result of an increase in the income generated by bank owned life insurance policies in 2006. Income on the policies was $326,000 in 2005 compared to $348,000 in 2006 or yields of 3.60% and 3.63%, respectively. The earnings on these policies will increase as the balances increase and if market rates increase, the income produced by these policies should also increase.
Non-interest Expense
     Total non-interest expense increased 5.8% to $8.3 million in 2006 from $7.8 million in 2005. Non-interest expense represented 3.17% of average total assets in 2006 and 3.38% in 2005. The expense/asset ratio is a standard industry measurement of a bank’s ability to control its overhead or non-interest costs. During 2007, we will continue to emphasize cost controls, although certain costs, such as professional fees associated with the implementation and compliance with Sarbanes-Oxley, costs of company insurance and salary and benefit expense including workers compensation insurance and medical benefits are not controllable by management. Refer to Note I, page 66 for a detailed description of Non-Interest Income and Other Non-Interest Expense.
Salaries and Benefits
     The most significant dollar increase was in the salaries and benefits category. Salary and benefits increased 12.0% from $4.4 million in 2005 to $4.9 million in 2006. The increase is a result of increases in employee incentives paid as a result of the strong earnings in 2006, an increase of $148,000 from $490,000 in 2005 to $638,000 in 2006. Additionally, accrual adjustments were necessary to the Supplemental Executive retirement plan due to additional accruals in 2006 for 2005. There was a $21,000 increase in employee group insurance from $218,000 in 2005 to $239,000 in 2006. An additional expense of $81,000 was expensed for restricted stock that was granted to bank officers. At December 31, 2006 and 2005 total full-time equivalent employees were 49 and 50, respectively, a decrease of one full time equivalent employee. Year-end assets per employee were $5.7 million in 2006 compared with $4.9 million in 2005.
Premises and Equipment
     Expense relative to premises and equipment increased 1.7% to $1.016 million in 2006 from $999,000 in 2005. The increase in 2006 is a result of normal increases in lease expense from $347,000 in 2005 to $364,000 in 2006, a $17,000 (4.88%) increase. There were also increases in janitorial service, real property tax, additional costs for equipment maintenance, and an increase in software expense of $9,000, $10,000, $10,000 and $17,000 respectively. These increases were offset by declines in building maintenance and repair of $11,000 and depreciation of equipment as more equipment was fully depreciated of $27,000. The Bank continues to emphasize security in its computer operations. Equipment and software are monitored and upgraded as appropriate to ensure confidentiality of customer and Company data contributing to additional increases in expense. We continue to emphasize the utilization of technology to accommodate customer and market demands.
Other Non-interest Expense
     Other non-interest expense declined by 3.7% to $2.3 million in 2006 from $2.4 million in 2005. The decrease in other non-interest expense was due to decreases in professional fees, FDIC and other insurance and loan expense which declined by 26.3%, 5.1% and 66.6%, respectively. Professional fees were $953,000 in 2005 and declined to $702,000 in 2006, a decline of $251,000. The categories of professional fees which showed the most significant decreases were in the areas of accounting and taxes, accruals for Sarbanes Oxley professional assistance, other professional fees, other exam fees and transfer agent fees. The delay in the implementation of Sarbanes Oxley, Rule 404, regarding internal controls of financial statement reporting has been delayed to December 31, 2007. We anticipate an increase in 2007 to cover fees associated with the implementation.
     Expense for advertising and marketing increased $51,000 from $225,000 in 2005 to $276,000 in 2006. The increases in this category are a result of our involvement in the community, both through donations as well as participation in civic organizations. Additionally, shareholder relations showed an increase in 2006 over 2005.
     Staff related expenses grew $5,000 from $202,000 in 2005 to $207,000 in 2006. These increases were a result of director and employee involvement in attending meetings and seminars and related costs. It is important that directors and employee keep up with the many regulatory changes in recent years and the regulators have increased their attention relative to the involvement of employees and directors in training.
Provision for Income Taxes
     The provision for income taxes increased to an effective tax rate of 35.7% in 2006 compared with 33.8% in 2005. The higher effective tax rate is a reflection of the increase in taxable income when compared with income derived from tax exempt investments. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.
Unaudited Quarterly Statement of Operations Data
(Dollars in thousands, except per share data)

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	2006	2006	2006	2006	2005	2005	2005	2005
Net interest income	$3,440	$3,298	$3,204	$2,978	$2,947	$2,865	$2,784	$2,703
Provision for loan and lease losses	(180)	(30)	(240)	(50)	(15)	(95)	(160)	(90)
Other operating income	536	534	520	505	525	498	487	459
Other operating expenses	(2,098)	(2,230)	(1,973)	(2,004)	(1,964)	(1,967)	(1,944)	(1,973)

Income before income taxes	1,698	1,572	1,511	1,429	1,493	1,301	1,167	1,099
Provision for income taxes	(609)	(560)	(542)	(507)	(494)	(453)	(396)	(368)

Net Income	1,089	1,012	969	922	999	848	771	731
Per share:
Basic earnings per share	$.48	$.45	$.43	$.41	$.46	$.39	$.36	$.34
Diluted earnings per share	$.46	$.43	$.41	$.40	$.43	$.37	$.34	$.32

BALANCE SHEET ANALYSIS
Investment Securities
     Investment securities were $36.8 million at December 31, 2006, a 27.0% decline from the $50.4 million at December 31, 2005. At year end 2006, the overall portfolio had a market value of $36.9 million compared with an amortized cost of $37.1 million. We purchases securities rated A or higher by Standard and Poor’s and/or Moody’s Investors Service. In the event a security is downgraded, we will monitor the investment more closely or sell if appropriate. Local tax-exempt bonds are occasionally purchased without an A rating.
     Securities are classified as held to maturity (HTM) if we have both the intent and the ability to hold these securities to maturity. As of December 31, 2006, we had securities totaling $15.8 million with a market value of $16.0 million categorized as held to maturity. Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.
     Securities are classified as available for sale (AFS) if we intend to hold these debt securities for an indefinite period of time, but not necessarily to maturity. Investment securities which are categorized as available for sale are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity. Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy. Securities held in the available for sale category are recorded at market value, which is $21.0 million compared to an amortized cost of $21.3 million as of December 31, 2006.
     There were sixteen Federal Farm Credit Bank, Federal Home Loan Bank, Federal Home Loan Mortgage Corporation or Federal National Mortgage Association securities of $16.0 million and five U. S. Treasury securities $4.9 million in the AFS portfolio and twenty one municipal securities of $6.5 million in the HTM portfolio that are temporarily impaired as of December 31, 2006. Of the above, there were sixteen Federal Farm Credit Bank, Federal Home Loan Mortgage Agency, Federal Home Loan Bank and Federal National Mortgage Association securities of $16.0 million and five U. S. Treasury securities of $4.9 million in the AFS portfolio and fifteen municipal securities of $4.9 million in the HTM portfolio that have been in a continuous loss position for 12 months or more as of December 31, 2006. The primary cause of the impairment of these securities is interest rate volatility inherent in a rising rate environment which causes the market value of the security to decline. Management understood the potential market risks at the time of acquisition and determined the benefit to us of the higher interest rates received more than offset the potential deterioration in value. It is our intention to carry the securities to maturity date, at which time we will receive face value for the securities at no loss.
     Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses to the income statement are recognized upon sale, or at such time as management determines that a permanent decline in value exists. In the opinion of management, there was no investment in securities at December 31, 2006 that constituted a material credit risk to the Company. The lower market value to amortized costs was a result of the increase in market interest rates and not an indication of lower credit quality.
     The table on the following page shows the components of the investment portfolio and average yields. For further information concerning our total securities portfolio, including market values and unrealized gains and losses, refer to Note C of the Notes to Consolidated Financial Statements on page 58.

	Twelve Months Ended 12/31/06			Twelve Months Ended 12/31/05
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Investment securities:
U.S. Treasury securities	$5,319,515	$177,501	3.34%	$5,096,320	$169,259	3.32%
U.S. federal agency issues	20,201,000	681,782	3.37%	28,463,381	880,184	3.09%
State, county & munis	16,072,538	925,242	5.76%	16,974,862	957,782	5.64%
Other securities	25,091	654	2.61%	31	0	0.00%

Total investment securities	$41,618,144	$1,785,179	4.29%	$50,534,594	$2,007,225	3.97%

Loans
     A comparative schedule of average loan balances is presented in the table on page 30; year-end balances are presented in Note D to the Consolidated Financial Statements on page 61.
     Loan balances, net of deferred loan fees at December 31, 2006, were $219.6 million, an increase of 28.3% over 2005. Commercial loans, comprising 66.6% of the portfolio, increased $28.0 million, or 23.6% over 2005 showing the greatest change in volume of all categories. Included in Commercial loans are loans made for commercial purposes and secured by real estate.
     Consumer loans and Real Estate Mortgage loans both showed growth over 2005 of 27.5% and 29.5% or $6.0 million and $3.9 million, respectively. Growth in home equity loans has contributed to the increase in Consumer loans in 2006 from $21.8 million in 2005 to $27.8 million at year end 2006. During 2006 we were able to continue to expand the conventional real estate mortgage loan portfolio, as Real Estate Mortgage loans grew from $13.3 million in 2005 to $17.2 million in 2006. It is anticipated that the growth rate will be more modest in 2007 due to the increase in interest rates.
     Real Estate Construction loans and Lease Financing Receivables also showed increases over 2005. Real Estate Construction loans show an increase of 58.8% or $10.6 million from $18.0 million in 2005 to $28.6 million in 2006. This increase is a result of seasonality in construction loans and as projects are completed construction loans could show a decline. Lease Financing Receivables increased by 39.5% or $10,000 from $26,000 in 2005 to $36,000 in 2006. Customer interest in lease financing receivables has declined in our market and we do not see this changing in the foreseeable future.
Risk Elements
     The majority of our loan activity is with customers located within Sonoma County. Approximately 90.5% of the total loan portfolio is secured by real estate located in our service area. Significant concentrations of credit risk may exist if a number of loan customers are engaged in similar activities and have similar economic characteristics. We believe the Company has policies in place to identify problem loans and to monitor concentrations of credit (see Note O, on page 75 of the Consolidated Financial Statements, Concentration of Credit Risk).
     Based on its risk management review and a review of its loan portfolio, management believes that its allowance for loan losses as of December 31, 2006, is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgment. Accordingly, the adequacy of the loan loss reserve cannot be determined with precision, but is subject to periodic review, and could be susceptible to significant change in future periods.

Loan Commitments and Letters of Credit
     Loan commitments are written agreements to lend to customers at agreed upon terms, provided there are no violations of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Loan commitments may have variable interest rates and terms that reflect current market conditions at the date of commitment. Because many of the commitments are expected to expire without being drawn upon, the amount of total commitments does not necessarily represent our anticipated future funding requirements. Unfunded loan commitments were $42.0 million at December 31, 2006 and $48.6 million at December 31, 2005. The increase at 2006 year end is partially a result of the lag in advances on existing Real Estate Construction loans as mentioned in the “Loans” section above.
     Standby letters of credit commit us to make payments on behalf of customers when certain specified events occur. Standby letters of credit are primarily issued to support customers’ financing requirements of twelve months or less and must meet our normal policies and collateral requirements. Standby letters of credit outstanding were $348,000 at December 31, 2006 and $348,000 at December 31, 2005.
Nonperforming Assets
     Management classifies all loans as non-accrual loans when they become more than 90 days past due as to principal or interest, or when the timely collection of interest or principal becomes uncertain, if earlier, unless they are adequately secured and in the process of collection.
     A loan remains in a non-accrual status until both principal and interest have been current for six months and meets cash flow or collateral criteria, or when the loan is determined to be uncollectible and is charged off against the allowance for loan losses, or in the case of real estate loans, is transferred to other real estate owned. A loan is classified as a restructured loan when the interest rate is reduced, when the term is extended beyond the original maturity date, or other concessions are made by us, because of the inability of the borrower to repay the loan under the original terms.
     We had loans of $820,000 in non-accrual status at December 31, 2006 and $994,000 at December 31, 2005. There were $157,677 in loans 90 days or more past due at December 31, 2006 and $259,189 in loans 90 days or more past due at December 31, 2005. Occasionally, we will have more loans in non-accrual status than are 90 days past due following the guidelines in the above paragraph or if management determines the collection of principal or interest is unlikely.
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
     The review process is intended to identify loan customers who may be experiencing financial difficulties. In these circumstances, a specific reserve allocation or charge-off may be recommended. Other factors considered by management in evaluating the adequacy of the allowance include: loan volume, historical net loan loss experience, the condition of industries and geographic areas experiencing or expected to experience economic adversities, credit evaluations, and current economic conditions. The allowance for loan losses is not a precise amount, but based on the factors above, represents management’s best estimate of losses that may be ultimately realized from the current loan portfolio.

     Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated. However, as of December 31, 2006, we believe the overall allowance for loan losses is adequate based on our analysis of conditions at that time.
     At December 31, 2006, the allowance for loan losses was $3.3 million, or 1.49% of year end loans, compared with $2.8 million or 1.62% of year end loans at December 31, 2005. The decline in the allowance is consistent with the loan losses experienced in 2006 and our review and analysis of the portfolio.
     Net charge-offs to average loans decreased when compared with the prior year. There were more recoveries than charge-offs in 2006 and there were net losses of $12,000 or .01% of average loans in 2005. The decline in net charge offs in 2006 reflects our attention and effort in managing and collecting past due loans and charged-off loans by encouraging the customer to bring them to a current status or to pay them off and management’s desire to quickly charge off a loan when it is determined to be uncollectible. The prompt charge-off of loans has increased the quality of the loan portfolio.
Deposits
     A comparative schedule of average deposit balances is presented in the table on page 30; year-end deposit balances are presented in the table below.
     Total deposits increased $17.0 million (7.9%) in 2006, to $232.8 million compared to $215.8 million in 2005. Demand deposits, time deposits greater than $100,000 and other time deposit showed increases over 2005. The deposits showing the strongest growth were time deposits greater than $100,000 which increased $12.1 million or 37.7% from $32.0 million in 2005 to $44.1 million in 2006. Demand deposits increased $9.2 million or 18.8% from $49.5 million to $58.7 million and other time deposits grew 12.9% or $3.1 million from $24.5 million to $27.6 million. The growth in both categories of time deposits can be attributed to special rate promotions attracting new deposits and customers moving from interest checking and money market to time deposits.
     Interest bearing checking and savings (including money market accounts) declined $5.6 million (15.7%) and $1.9 million (2.5%), respectively. The increase in time deposit rates may have caused funds to shift to time deposits from these accounts or the funds may have moved to broker fund accounts.
     The composition of deposits for the years ending December 31, 2006 and 2005 are as follows:

	December 31,	Percentage	December 31,	Percentage
	2006	of Total	2005	of Total
Interest-bearing Transaction Deposits	$29,983,572	12.9%	$35,586,113	16.6%
Savings deposits	72,346,136	31.1%	74,218,076	34.4%
Time deposits, over $100,000	44,067,435	18.9%	32,011,640	14.8%
Other time deposits	27,629,801	11.9%	24,482,074	11.3%

Total interest-bearing deposits	174,026,944	74.8%	166,297,903	77.1%
Noninterest-bearing demand	58,740,471	25.2%	49,460,864	22.9%

Total deposits	$232,767,415	100.0%	$215,758,767	100.0%

Capital
     The Bank is subject to FDIC regulations governing capital adequacy. The FDIC has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. Under the current guidelines, as of December 31, 2006, the Bank was required to have minimum Tier I and total risk-based capital ratios of 4% and 8%, respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios to be 6% and 10%, respectively.
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
     Based on the FDIC’s guidelines, the Bank’s total risk-based capital ratio at December 31, 2006 was 11.03% and its Tier 1 risk-based capital ratio was 9.78%. The Bank’s leverage ratio was 9.13%. All the ratios exceed the minimum guidelines of 8.00%, 4.00% and 4.00%, respectively. The total risk based capital, Tier 1 risk based capital and leverage ratios for the Company at December 31, 2005, were 11.93%, 10.68% and 9.61%, respectively. The capital ratios for the Company at December 31, 2006, were 11.51%, 10.26% and 9.57%, respectively.
     In February 2001, we approved a program to repurchase Sonoma Valley Bancorp stock up to $1.0 million and in August 2002 we approved the repurchase of an additional $1.0 million of Sonoma Valley Bancorp stock. As of December 31, 2006, $1,580,162 had been repurchased and retired, net of options which were exercised and then subsequently repurchased and retired. In February 2006 we approved the repurchase of 60,000 shares of Sonoma Valley Bancorp stock and in October 2006 we approved an additional 60,000 shares of Sonoma Valley Bancorp stock. As of December 31, 2006, 55,028 shares were repurchased and retired and in 2007 11,121 shares have been repurchased and retired. Refer to page 38, for a discussion of the changes in capital and page 50 for the table of “Changes in Shareholders’ Equity.”
     We believe that the Bank’s current capital position, which exceeds guidelines established by industry regulators, is adequate to support our business.
Off Balance Sheet Commitments and Contractual Obligations
     Our off balance sheet commitments consist of commitments to extend credit and standby letters of credit. These commitments are extended to customers in the normal course of business and are described on page 36, Loan Commitments and Letters of Credit and in Note N to the Consolidated Financial Statements on page 74. We also has contractual obligations consisting of operating leases for various facilities and payments to participants under our supplemental executive retirement plan, director retirement plan and deferred compensation plan, which are described in Note H on page 64.

The following table summarizes our contractual obligations as of December 31, 2006.

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 Years	5 years
Operating Lease Obligations	$961,045	$363,699	$570,960	$26,386	—

Executive Officer Supplemental Retirement	$10,006,965	—	$55,184	$568,122	$9,383,659

Federal Home Loan Bank - Long Term Borrowings	$5,000,000	—	$5,000,000	—	—

Director Retirement Plan	$1,234,276	$7,917	$19,510	$38,397	$1,168,452

Deferred Compensation	$1,448,181	$11,452	$34,987	$96,572	$1,305,170
Liquidity Management and Capital Resources
     Our liquidity is determined by the level of assets (such as cash, federal funds sold and available-for-sale securities) that are readily convertible to cash to meet customer withdrawal and borrowing needs. Deposit growth also contributes to our liquidity. We review our liquidity position on a regular basis to verify that it is adequate to meet projected loan funding and potential withdrawal of deposits. We have a comprehensive Asset and Liability Policy which we use to monitor and determine adequate levels of liquidity. At year end 2006, our primary liquidity ratio (adjusted liquid assets to deposits and short term liabilities) was 11.4% compared to 20.1% and 18.5% at year end 2005 and 2004, respectively. Available liquidity which includes the ability to borrow at the Federal Home Loan Bank was 27.1% in December 31, 2006 and 33.8% and 31.6% in 2005 and 2004, respectively. Management expects that liquidity will remain adequate throughout 2007, with deposit growth, security maturities and borrowing capacity offsetting the strong loan growth we are experiencing. Any excess funds will be invested in quality liquid assets, such as U.S. Treasury and Agency securities. Management believes that the Company has adequate liquidity and capital resources to meet its short term and long term commitments.
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
     Asset/Liability Management. Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits and investing in securities. Interest rate risk is the primary market risk associated with asset/liability management. Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities. To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. When interest rates increase, the market value of securities held in the investment portfolio declines. Generally, this decline is offset by an increase in earnings. When interest rates decline, the market value of securities increases while earnings decrease due to our asset sensitivity caused by the variable rate loans. Usually we are able to mitigate the risk from changes in interest rates with this balance sheet structure. At the present time, the market is experiencing an anomaly from historical norms. While short-term rates have increased over the past year as a result of the Federal Open Market Committee increasing the Federal Funds target rate from 4.25% to 5.25%, a 100 basis point increase, the long term interest rates have only increased about 24 basis points when compared to December 2005. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin and market value of equity under changing interest environments. We use simulation models to forecast earnings, net interest margin and market value of equity.
     Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, we are able to estimate the potential impact of changing interest rates on earnings. A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base. The forecast balance sheet is processed against five interest rate scenarios. The scenarios include 100 and 200 basis point rising rate forecasts, a flat rate forecast and 100 and 200 basis point falling rate forecasts which take place within a one year time frame. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon. Our 2007 net income, as forecast below, was modeled utilizing a forecast balance sheet projected from year end 2006 balances. The following table summarizes the effect on net income of ±100 and ±200 basis point changes in interest rates as measured against a constant rate (no change) scenario.
Interest Rate Risk Simulation of Net Income as of December 31, 2006
(In thousands)

Variation from a constant rate scenario	$ Change in Net Income
+200bp	(238)
+100bp	(125)
-100bp	(166)
-200bp	(399)
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
     A positive cumulative gap may be equated to an asset sensitive position. An asset sensitive position in a rising interest rate environment will cause a bank’s interest rate margin to expand. This results as floating or variable rate loans reprice more rapidly than fixed rate certificates of deposit that reprice as they mature over time. Conversely, a declining interest rate environment will cause the opposite effect. A negative cumulative gap may be equated to a liability sensitive position. A liability sensitive position in a rising interest rate environment will cause a bank’s interest rate margin to contract, while a declining interest rate environment will have the opposite effect. The table above shows net interest income declining both when rates increase and when rates decline. Although we are usually asset sensitive, which would cause the Bank’s net interest margin to expand when rates increase, the simulation is showing a negative change in net interest income both in a rising and declining rate environment due to the need to rapidly increase deposit rates. The decline in net income in the rising rate environment is a result of our conservative evaluation of the market pressure to increase rates on deposits, which causes a decline in the net interest margin.
     The following table sets forth the dollar amounts of maturing and/or repricing assets and liabilities for various periods. This does not include the impact of prepayments or other forms of convexity caused by changing interest rates. Historically, this has been immaterial and estimates for them are not included.
     We have more liabilities than assets repricing during the next year. Usually because our asset rates change more than deposit rates, our interest income will change more than the cost of funds when rates change. For the current quarter, we are making a more conservative assumption. Historically, we have been able to raise deposit rates with a lag to loan rate increases, however loan rates have remained flat and market demands are creating pressure to raise interest rates on deposits. Therefore for a period of time we have chosen to use the simulation to forecast deposits rates rising quite rapidly. This causes the net interest margin to shrink and net interest income to decline in both a rising and falling rate environment. The table below indicates that we are liability sensitive throughout the next year. At the end of the twelve month cycle, the rate sensitive gap shows $55.4 million more in liabilities than assets with a repricing opportunity.
     We control long-term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than its long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of December 31, 2006 for our interest-bearing assets and interest-bearing liabilities, and our interest rate sensitivity gap as a percentage of total interest-earning assets. Of the $135.6 million in fixed rate assets repricing in the over 12 months category, shown in the table below, $31.3 million are long term assets with a maturity over five years. This $31.3 million compares favorably to our long term funding of $84.7 million which includes demand and core deposits and equity.

(dollars in thousands)

	Immediate	Up to 3	4 to 6	7 to 12	Over
December 31, 2006	Reprice	Months	Months	Months	12 Months	Total
ASSETS:
Securities + Other Interest-Bearing Balances	$0	$5,988	$2,407	$4,815	$23,586	$36,796
Loans	50,981	7,532	15,956	29,825	112,037	216,331
Fed Funds Sold + Overnight Interest-Bearing Balances	1,292	0	0	0	0	1,292

Total Rate Sensitive Assets	$52,273	$13,520	$18,363	$34,640	$135,623	$254,419

LIABILITIES:
MMDA/NOW/SAV	$102,329	$0	$0	$0	$0	$102,329
CD’s<$100	0	7,609	8,356	8,356	3,310	27,631
CD’s>$100	0	17,992	17,538	4,385	4,154	44,069
Borrowings	7,600	0	0	0	5,000	12,600

Total Rate Sensitive Liabilities	$109,929	$25,601	$25,894	$12,741	$12,464	$186,629

Rate Sensitivity Gap	$(57,656)	$(12,081)	$(7,531)	$21,899	$123,159	$88,547

Cumulative Rate Sensitivity Gap	$(57,656)	$(69,737)	$(77,268)	$(55,369)	$67,790

Cumulative Position to Total Assets	(20.8%)	(25.2%)	(27.9)	(20.0%)	24.5%
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
     We have only moderate market risk in investments because the average maturity in the portfolio is not very long, except for municipals, which are held to maturity (see page 34 for a discussion of investments). The portfolio should decline in value only about 1.9% or $594,000 for a 1% increase in rates. The gain in value if rates fall would be somewhat less, because there are some callable bonds. Marking-to-market available for sale securities when rates change would add only modest volatility to a strong level of equity. This market risk acts to offset the interest rate risk (i.e. if rates decline and NIM is squeezed, there would be a concurrent gain in the value of securities).
Inflation
     Assets and liabilities of a financial institution are principally monetary in nature. Accordingly, interest rates, which generally move with the rate of inflation, have potentially the most significant effect on our net interest income. We attempts to limit inflation’s impact on rates and net income margins by minimizing its effect on these margins through continuing asset/liability management programs.

Management’s Discussion and Analysis
The Year Ended December 31, 2005 versus December 31, 2004
Summary
     Net income for 2005 was $3,348,529 compared with $2,907,621 million in 2004. Basic earnings per share for 2005 were $1.54 compared with $1.35 in 2004. Return on average assets was 1.44% in 2005 compared with 1.38% the previous year, while return on average equity was 15.27% in 2005 and 13.98% for the previous year.
     Total assets reached $244.1 million in 2005, an 11.8% increase over the $218.2 million at December 31, 2004. We showed loans of $171.2 million in 2005, compared with $153.2 million at year-end 2004, an increase of 11.8%. Deposits increased, growing 11.4%, from $193.7 million at year-end 2004 to $215.8 million at year-end 2005. The loan-to-deposit ratio remained level to 79.3% in 2005 from 79.1% in 2004.
Net Interest Income
     Net interest income, adjusted to a fully taxable equivalent basis, increased $1.3 million to $11.7 million, up 12.1% from 2004 net interest income of $10.4 million. Our net interest margin decreased 2 basis points from 5.48% in 2004 to 5.46% in 2005. The decrease in the net interest margin is the result of the pressure to renegotiate loans from floating to fixed and market pressure to increase the rates on deposit accounts, offset by the loan growth in 2005, which allowed the margin to remain almost flat.
     Individual components of interest income and interest expense are provided in the table - Average Balances, Yields and Rates Paid on page 30.
Interest Income
     Interest income increased by $2.1 million, or 17.7%, to $14.1 million over the $12.0 million realized in 2004. The gain in volume of average earning assets was responsible for a $1.6 million increase in interest income, while the increase in yield contributed $456,000 for a total increase of $2.1 million.
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
     Individual components of interest income and interest expense are provided in the table – Average Balances, Yields and Rates Paid on page 30.
Provision for Loan Losses
     The provisions to the allowance for loan losses amounted to $360,000 in 2005 and $130,000 in 2004. The increase in the provision is the result of management’s evaluation and assessment of the loan portfolio and the growth in the loan portfolio. We anticipate some loan growth will continue in 2006, which could necessitate a further increase in the provision to the allowance for loan losses.
     The non-performing assets ratio at December 31, 2005 was .63% compared to .72% as of year end 2004. Non accrual loans were $994,000 as of December 31, 2005 compared to $1.0 million as of December 31, 2004, a decline of .2%. Loans charged-off, net of recoveries, resulted in losses totaling $12,000 in 2005 and $336,000 in 2004 (one loan represented 80.3% of this figure). Refer to page 61, Note D for an analysis of the changes in the allowance for loan and lease losses.
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
     Other non-interest income showed a 9.8% increase or $31,000 from $315,000 in 2004 to $346,000 in 2005. This is largely a result of an increase in the income generated by bank owned life insurance policies in 2005. Income on the policies was $298,000 in 2004 compared to $326,000 in 2005 or yields of 3.63% and 3.60%, respectively. The earnings on these policies will increase as the balances increase and if market rates increase, the income produced by these policies should also increase.
Non-interest Expense
     Total non-interest expense increased 8.6% to $7.8 million in 2005 from $7.2 million in 2004. Non-interest expense represented 3.38% of average total assets in 2005 and 3.43% in 2004. The expense/asset ratio is a standard industry measurement of a bank’s ability to control its overhead or non-interest costs. During 2006, we will continue to emphasize cost controls, although certain costs, such as professional fees associated with the implementation and compliance with Sarbanes-Oxley, costs of company insurance and salary and benefit expense including workers compensation insurance and medical benefits are not controllable by management. Refer to Note I, page 66, for a detailed description of Non-Interest Income and Other Non-Interest Expense.
Salaries and Benefits
     The most significant dollar increase was in the salaries and benefits category. Salary and benefits increased 6.9% from $4.1 million in 2004 to $4.4 million in 2005. The increase is a result of increases in employee incentives paid as a result of the strong earnings in 2005, an increase of $162,000 from $328,000 in 2004 to $490,000 in 2005. Additionally, accrual adjustments were necessary to the Supplemental Executive retirement plan due to a decline in the discount rate. Other areas of increase were normal merit increases and increases in the costs of employee benefits. At December 31, 2005 and 2004 total full-time equivalent employees were 50 and 55, respectively, a decrease of 5 full time equivalent employees. Year-end assets per employee were $4.9 million in 2005 compared with $4.0 million in 2004.

Premises and Equipment
     Expense relative to premises and equipment increased 10.9% to $999,000 in 2005 from $900,000 in 2004. The $99,000 increase in expense in 2005 is a result of additional lease expense for the Finance Center, increased expenses for maintenance and repairs both for buildings and fixed assets, increases in property tax accruals, increases in utility costs and increases in software expense. We continue to emphasize security in our computer operations. Equipment and software are monitored and upgraded as appropriate to ensure confidentiality of customer and Company data contributing to additional increases in expense. We continue to emphasize the utilization of technology to accommodate customer and market demands.
Other Non-interest Expense
     Other non-interest expense increased by 10.9% to $2.4 million in 2005 from $2.2 million in 2004. The increase in other non-interest expense was due to increases in professional fees and data processing fees, advertising and marketing, operational losses and outages and staff related expenses which increased by 18.0%, 15.4%, 75.4% and 8.5%, respectively. Professional and data processing fees were $1.2 million in 2004 and increased to $1.4 million in 2005, an increase of $218,000. The categories of professional fees which showed the most significant increases were in the areas of accounting and taxes, accruals for Sarbanes Oxley professional assistance and other professional fees. The growth in professional fees is predominately the result of additional accruals for expenses associated with the implementation of Sarbanes-Oxley, Rule 404, regarding internal controls over financial reporting. The delay in implementation could mitigate or spread out the ongoing expenses relative to this process. Additionally, with our growth time spent by outside professionals increased, therefore, the costs increased.
     Advertising and marketing increased $30,000 from $195,000 in 2004 to $225,000 in 2005. The increases in this category are a result of our involvement in the community, both through donations as well as participation in civic organizations. Additionally, shareholder relations showed an increase in 2005 over 2004.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Information regarding Quantitative and Qualitative Disclosures about Market Risk appears on pages 39 through 42 under the caption “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations – Market Risk Management” and is incorporated herein by reference.

SONOMA VALLEY BANCORP AND SUBSIDIARY
Audited Consolidated Financial Statements
December 31, 2006

Richardson & Company	550 Howe Avenue, Suite 210

Sacramento, California 95825

Telephone: (916) 564-8727
FAX: (916) 564-8728
REPORT OF RICHARDSON & COMPANY
INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM
Board of Directors and Shareholders
Sonoma Valley Bancorp and Subsidiary
Sonoma, California
We have audited the accompanying consolidated balance sheets of Sonoma Valley Bancorp and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in the shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonoma Valley Bancorp and Subsidiary as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Richardson & Company
Richardson & Company

February 26, 2007

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
ASSETS

Cash and due from banks	$6,159,931	$6,988,820
Federal funds sold		2,050,000
Interest-bearing due from banks	1,292,325	39,521

Total cash and cash equivalents	7,452,256	9,078,341
Investment securities available-for-sale, at fair value	20,991,232	33,917,094
Investment securities held-to-maturity (fair value of $15,951,553 and $16,634,519, respectively)	15,804,421	16,499,865
Loans and lease financing receivables, net	216,330,690	168,418,085
Premises and equipment, net	949,224	1,178,666
Accrued interest receivable	1,671,618	1,400,255
Cash surrender value of life insurance	9,587,306	9,239,439
Other assets	4,867,187	4,331,172

Total assets	$277,653,934	$244,062,917

LIABILITIES
Noninterest-bearing demand deposits	$58,740,471	$49,460,864
Interest-bearing transaction deposits	29,983,572	35,586,113
Savings and money market deposits	72,346,136	74,218,076
Time deposits, $100,000 and over	44,067,435	32,011,640
Other time deposits	27,629,801	24,482,074

Total deposits	232,767,415	215,758,767

Federal Home Loan Bank borrowings	12,600,000
Accrued interest payable and other liabilities	5,882,448	4,864,357

Total liabilities	251,249,863	220,623,124
Commitments and contingencies ( see accompanying notes )

SHAREHOLDERS’ EQUITY

Common stock, no par value; 10,000,000 shares authorized; 2,283,047 shares in 2006 and 2,204,949 in 2005 issued and outstanding	15,479,556	15,004,135
Additional paid-in-capital	1,872,648	1,252,292
Retained earnings	9,206,716	7,493,757
Accumulated other comprehensive loss	(154,849)	(310,391)

Total shareholders’ equity	26,404,071	23,439,793

Total liabilities and shareholders’ equity	$277,653,934	$244,062,917

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
INTEREST INCOME
Loans and leases	$15,778,313	$11,923,589	$9,980,424
Taxable securities	864,410	1,059,592	790,980
Tax-exempt securities	607,276	625,438	655,689
Federal funds sold and other	79,079	60,710	110,639
Dividends	51,062	33,031	20,370

Total interest income	17,380,140	13,702,360	11,558,102
INTEREST EXPENSE
Interest-bearing transaction deposits	50,928	57,905	51,744
Savings and money market deposits	1,363,563	826,657	434,671
Time deposits, $100,000 and over	1,602,820	851,427
Interest on borrowings	425,681	97,799	667,862

Other time deposits	1,015,391	568,772	399,813

Total interest expense	4,458,383	2,402,560	1,554,090

NET INTEREST INCOME	12,921,757	11,299,800	10,004,012
Provision for loan and lease losses	500,000	360,000	130,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	12,421,757	10,939,800	9,874,012
NON-INTEREST INCOME	2,093,738	1,968,394	1,709,771
NON-INTEREST EXPENSE
Salaries and employee benefits	4,940,130	4,410,604	4,124,120
Premises and equipment	1,016,200	999,019	900,465
Other	2,349,639	2,438,886	2,200,104

Total non-interest expense	8,305,969	7,848,509	7,224,689

Income before provision for income taxes	6,209,526	5,059,685	4,359,094
Provision for income taxes	2,217,767	1,711,156	1,451,473

NET INCOME	$3,991,759	$3,348,529	$2,907,621

BASIC EARNINGS PER SHARE	$1.78	$1.54	$1.35

DILUTED EARNINGS PER SHARE	$1.68	$1.45	$1.25

     The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended December 31, 2006, 2005 and 2004

						Accumulated
				Additional		Other
	Comprehensive	Common Stock		Paid-in	Retained	Comprehensive
	Income	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE AT JANUARY 1, 2004		1,457,594	$14,766,301	$295,335	$6,386,083	$23,560	$21,471,279
Redemption and retirement of stock		(601)	(6,218)		(11,839)		(18,057)
Stock options exercised and related tax benefits		97,494	1,168,805	617,260			1,786,065
Redemption of stock under tender offer		(126,208)	(1,416,223)		(3,071,903)		(4,488,126)
Cash dividends					(906,732)		(906,732)
Stock options granted				103,680			103,680
3 for 2 stock split		713,825
Fractional shares					(7,498)		(7,498)
Net income for the year	$2,907,621				2,907,621		2,907,621
Other comprehensive income net of tax:
Unrealized holding losses on securities available-for-sale arising during the year, net of taxes of $116,844	(167,072)

Other comprehensive income, net of taxes	(167,072)					(167,072)	(167,072)

Total comprehensive income	$2,740,549

BALANCE AT DECEMBER 31, 2004		2,142,104	14,512,665	1,016,275	5,295,732	(143,512)	20,681,160
Redemption and retirement of stock		(5,616)	(41,165)		(72,503)		(113,668)
Stock options exercised and related tax benefits		68,461	532,635	132,337			664,972
Cash dividends					(1,078,001)		(1,078,001)
Stock options granted				103,680			103,680
Net income for the year	$3,348,529				3,348,529		3,348,529
Other comprehensive income, net of tax:
Unrealized holding losses on securities available-for-sale arising during the year, net of taxes of $116,709	(166,879)

Other comprehensive income, net of taxes	(166,879)					(166,879)	(166,879)

Total comprehensive income	$3,181,650

BALANCE AT DECEMBER 31, 2005		2,204,949	15,004,135	1,252,292	7,493,757	(310,391)	23,439,793

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the years ended December 31, 2006, 2005 and 2004

						Accumulated
				Additional		Other
	Comprehensive	Common Stock		Paid-in	Retained	Comprehensive
	Income	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Redemption and retirement of stock		(55,028)	$(410,308)		$(1,025,843)		$(1,436,151)
Stock options exercised and related tax benefits		104,126	885,729	$438,757			1,324,486
Cash dividends					(1,252,957)		(1,252,957)
Stock options granted		29,000		100,224			100,224
Restricted stock granted				81,375			81,375
Net income for the year	$3,991,759				3,991,759		3,991,759
Other comprehensive Income, net of tax:
Unrealized holding gains on securities available-for-sale arising during the year, net of taxes of $108,781	155,542

Other comprehensive income,net of taxes	155,542					$155,542	155,542

Total comprehensive income	$4,147,301

BALANCE AT DECEMBER 31, 2006		2,283,047	$15,479,556	$1,872,648	$9,206,716	$(154,849)	$26,404,071

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
OPERATING ACTIVITIES
Net income	$3,991,859	$3,348,529	$2,907,621
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	500,000	360,000	130,000
Depreciation	284,357	307,202	306,747
Loss on sale of equipment		306	206
Amortization and other	116,041	166,269	153,510
Stock options and restricted stock granted	181,599	103,680	103,680
Net change in interest receivable	(271,363)	(261,648)	(231,649)
Net change in cash surrender value of life insurance	(347,867)	(326,303)	(297,536)
Net change in other assets	(185,303)	(1,002,386)	942,827
Net change in interest payable and other liabilities	1,018,091	961,070	383,045

NET CASH PROVIDED BY OPERATING ACTIVITIES	5,287,414	3,656,719	4,398,451
INVESTING ACTIVITIES
Purchases of securities held-to-maturity	(438,272)	(399,570)	(2,519,972)
Purchases of securities available-for-sale	(42,140)	(15,014,859)	(8,653,217)
Proceeds from maturing securities held-to-maturity	1,055,000	1,219,406	1,551,900
Proceeds from maturing securities available-for-sale	13,195,000	1,000,000	8,190,000
Net increase in loans and leases	(48,412,605)	(18,045,998)	(31,028,098)
Purchases of premises and equipment	(54,915)	(122,095)	(361,506)
Purchases of life insurance			(885,000)
Proceeds from disposal of equipment		800	3,669

NET CASH USED FOR INVESTING ACTIVITIES	(34,697,932)	(31,362,316)	(33,702,224)
(Continued)

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
FINANCING ACTIVITIES
Net change in demand, interest-bearing transaction and savings deposits	$1,805,126	$9,540,545	$15,628,556
Net change in time deposits	15,203,522	12,555,207	(2,080,157)
Stock repurchases	(1,436,151)	(113,668)	(4,506,183)
Stock options exercised	864,993	532,635	1,168,805
Fractional shares purchased			(7,498)
Proceeds from FHLB borrowings	12,600,000
Cash dividends paid	(1,252,957)	(1,078,001)	(906,732)

NET CASH PROVIDED BY FINANCING ACTIVITIES	27,784,533	21,436,718	9,296,791

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,626,085)	(6,268,879)	(20,006,982)

Cash and cash equivalents at beginning of year	9,078,341	15,347,220	35,354,202

CASH AND CASH EQUIVALENTS AT END OF YEAR	$7,452,256	$9,078,341	$15,347,220

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest expense	$4,404,411	$2,367,482	$1,550,556
Income taxes	$2,195,000	$2,340,000	$219,200

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:

Net change in unrealized gains and losses on securities	$264,323	$(283,588)	$(283,916)
Net change in deferred income taxes on unrealized gains and losses on securities	$108,781	$116,709	$116,844
The accompanying notes are an integral part of these financial statements.

NOTE A—SIGNIFICANT ACCOUNTING POLICIES
Business: Sonoma Valley Bancorp (the Company), formed in 2000, is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Sonoma Valley Bank. Sonoma Valley Bank was organized in 1987 and commenced operations on June 3, 1988 as a California state-chartered bank. The Bank is subject to regulation, supervision and regular examination by the State Department of Financial Institutions and Federal Deposit Insurance Corporation. The regulations of these agencies govern most aspects of the Bank’s business.
Principles of Consolidation: The consolidated financial statements include the accounts of the Company and the Bank. All material inter-company accounts and transactions have been eliminated.
Nature of Operations: The Bank provides a variety of banking services to individuals and businesses in its primary service area of Sonoma, California and the immediate surrounding area. The Bank offers depository and lending services primarily to meet the needs of its business and professional clientele. These services include a variety of demand deposit, savings and time deposit account alternatives and special merchant and business services. The Bank’s lending activities are directed primarily towards granting short and medium-term commercial loans, customized lines of credit, for such purposes as operating capital, business and professional start-ups, inventory, equipment and accounts receivable and interim construction financing.
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
Cash and Cash Equivalents: For the purposes of reporting cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet captions “Cash and due from banks” and “Federal funds sold.” Generally, federal funds are sold or purchased for one-day periods.
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
Securities are classified as available-for-sale if the Company intends to hold those debt securities for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, changes in the maturity mix of the Company’s assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available-for-sale are carried at fair value. Unrealized holding gains or losses are reported as increases or decreases in shareholders’ equity, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings.

NOTE A—SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
All of the Company’s leases are classified and accounted for as direct financing leases. Under the direct financing method of accounting for leases, the total net rentals receivable under the lease contracts, net of unearned income, are recorded as a net investment in direct financing leases, and the unearned income is recognized each month as it is earned so as to produce a constant periodic rate of return on the unrecovered investment.
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
Commercial loans are considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Allowances on impaired loans are established based on the present value of expected future cash flows discounted at the loan’s historical effective interest rate or, for collateral-dependent loans, on the fair value of the collateral. Cash receipts on impaired loans are used to reduce principal.
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

NOTE A—SIGNIFICANT ACCOUNTING POLICIES (Continued)
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
Income Taxes: Provisions for income taxes are based on amounts reported in the statements of operations (after exclusion of non-taxable income such as interest on state and municipal securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are recognized for deductible temporary differences and tax credit carryforwards, and then a valuation allowance is established to reduce that deferred tax asset if it is “more likely than not” that the related tax benefits will not be realized.
Advertising: Advertising costs are charged to operations in the year incurred.
Net Income Per Share of Common Stock: Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year, after giving retroactive effect to stock dividends and splits. Net income per share—assuming dilution is computed similar to net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options and restricted stock computed under the treasury method.

NOTE A—SIGNIFICANT ACCOUNTING POLICIES (Continued)
Share-Based Payment Accounting: At December 31, 2006, the Company has a stock-based employee and director compensation plan, which is described more fully in Note L. Prior to January 1, 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income for stock options granted prior to January 1, 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Options were granted in 2004 under the fair value method. Awards under the plan vest over five years. Restricted stock was granted in July 2006 that vests over five years beginning July 2007. The cost related to stock-based employee compensation included in the determination of net income for 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123 because a portion of the shares had not yet vested. The cost related to share-based employee compensation is included in the determination of net income for the years ended December 31, 2006 and 2005. The following table illustrates the effect on net income and earnings per share if the fair value-based method had been applied to all outstanding and unvested awards in each period.

	2006	2005	2004
Net income, as reported	$3,991,759	$3,348,529	$2,907,621
Add: Share-based employee compensation expense included in reported net income, net of related tax effects	106,871	61,011	61,011
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(106,871)	(61,011)	(185,012)

Pro forma net income	$3,991,759	$3,348,529	$2,783,620

Earnings per share:
Basic—as reported	$1.78	$1.54	$1.35
Basic—pro forma	1.78	1.54	1.30
Diluted—as reported	1.68	1.45	1.25
Diluted—pro forma	1.68	1.45	1.20
Off-Balance-Sheet Financial Instruments: In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

NOTE A—SIGNIFICANT ACCOUNTING POLICIES (Continued)
Operating Segments: Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management desegregates a company for making operating decisions and assessing performance. The Company has determined that its business is comprised of a single operating segment.
Reclassifications: As a result of implementing SFAS No. 123R, the Company has reclassified $295,335 at January 1, 2004, $1,016,275 as of December 31, 2004 and $1,252,292 as of December 31, 2005 from Common Stock to Additional Paid-in Capital representing activity related to share-based compensation.
New Accounting Pronouncements: In September 2006 the FASB issued Statement Number 157(SFAS No. 157), Fair Value Measurements. FAS 157 changes the definition of fair value, the methods used to measure fair value and also expands disclosures about fair value measurement. SFAS No. 157 is effective for the financial statements issued for fiscal years beginning after November 15, 2007.
NOTE B—RESTRICTIONS ON CASH AND DUE FROM BANKS
Cash and due from banks include amounts the Bank is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve. The total requirement at December 31, 2006 and 2005 was $680,000 and $586,000, respectively.
NOTE C—INVESTMENT SECURITIES
The amortized cost and approximate fair value of investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized
	Cost	Gain	Losses	Fair Value
December 31, 2006:
Securities Available-For-Sale
U.S. Treasury securities	$4,987,285		$(51,816)	$4,935,469
U.S. Government agency securities	16,224,950		(207,344)	16,017,606
Equity securities	42,140	$1,163	(5,146)	38,157

	$21,254,375	$1,163	$(264,306)	$20,991,232

Securities Held-to-Maturity
Municipal securities	$15,804,421	$262,609	$(115,477)	$15,951,553

NOTE C—INVESTMENT SECURITIES (Continued)

	Amortized	Unrealized	Unrealized
	Cost	Gain	Losses	Fair Value
December 31, 2005:
Securities Available-For-Sale
U.S. Treasury securities	$5,462,455		$(89,799)	$5,372,656
U.S. Government agency securities	28,982,106		(437,668)	28,544,438

	$34,444,561		$(527,467)	$33,917,094

Securities Held-to-Maturity
Municipal securities	$16,499,865	$295,863	$(161,209)	$16,634,519

During 2006, 2005 and 2004, the Company did not sell any securities available-for-sale.
As of December 31, 2006, investment securities with a carrying amount of $7,298,481 and an approximate fair value of $7,438,150 were pledged, in accordance with federal and state requirements, as collateral for public deposits. Investment securities with a carrying amount and fair value of $5,318,743 at December 31, 2006 were pledged to meet the requirements of the Federal Reserve and the U.S. Department of Justice. As of December 31, 2005, investment securities with a carrying amount of $7,675,665 and an approximate fair value of $7,854,363 were pledged, in accordance with federal and state requirements, as collateral for public deposits. Investment securities with a carrying amount and fair value of $5,284,008 at December 31, 2005 were pledged to meet the requirements of the Federal Reserve and the U.S. Department of Justice.
The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31.

	2006
	Less Than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses
U.S. Treasury securities			$4,935,469	$51,816
U.S. Government agency securities			16,017,606	207,344
Municipal securities	$1,582,429	$8,141	4,888,575	107,336

Total temporarily impaired securities	$1,582,429	$8,141	$25,841,650	$366,496

NOTE C—INVESTMENT SECURITIES (Continued)

	2005
	Less Than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses
U.S. Treasury securities	$982,969	$12,614	$4,389,687	$77,185
U.S. Government agency securities	7,018,348	46,292	21,526,090	391,376
Municipal securities	3,380,940	37,025	4,771,878	124,184

Total temporarily impaired securities	$11,382,257	$95,931	$30,687,655	$592,745

There were 16 U.S. government agency securities, 5 U.S. Treasury Notes and 21 municipal securities in an unrealized loss position at December 31, 2006. There were 22 U.S. government agency securities, 5 U.S. Treasury Notes and 14 municipal securities in an unrealized loss position at December 31, 2005. The unrealized losses on these securities were caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2006 and 2005.

NOTE D—LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES
The composition of the loan and lease portfolio was as follows at December 31:

	2006		2005
Commercial	$146,573,119	66.6%	$118,590,731	69.1%
Consumer	27,797,562	12.6%	21,804,507	12.7%
Real estate mortgage	17,154,768	7.8%	13,251,137	7.7%
Real estate construction	28,590,367	13.0%	18,004,805	10.5%
Lease financing receivables, net of unearned income of $9,513 in 2006 and $4,357 in 2005	36,030	0.0%	25,822	0.0%

	220,151,846	100.0%	171,677,002	100.0%

Deferred loan fees and costs, net	(544,184)		(482,410)
Allowance for loan and lease losses	(3,276,972)		(2,776,507)

	$216,330,690		$168,418,085

At December 31, 2006, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $ 939,000 with a corresponding valuation allowance of $ 124,000. At December 31, 2005, the recorded investment in loans for which impairment has been recognized in accordance with Statement No. 114 totaled $1,137,000, with a corresponding valuation allowance of $250,000. For the years ended December 31, 2006, 2005 and 2004, the average recorded investment in impaired loans was approximately $1,035,000, $1,060,000 and $1,263,000, respectively. During 2006, 2005 and 2004, $8,000, $8,000 and $7,000 of interest was received and recognized on impaired loans, respectively.
At December 31, 2006 and 2005, the Company did not have other nonaccrual loans for which impairment had not been recognized.
The Company has no commitments to loan additional funds to the borrowers of impaired or nonaccrual loans.

NOTE D—LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)
The maturity and repricing distribution of the loan and lease portfolio at December 31:

	2006	2005
Fixed rate loan maturities
Three months or less	$10,269,932	$10,168,260
Over three months to twelve months	40,265,531	12,279,697
Over one year to five years	97,220,910	90,625,410
Over five years	20,611,428	23,608,069
Floating rate loans repricing
Quarterly or more frequently	46,890,506	30,197,653
Quarterly to annual frequency	1,456,216	79,850
One to five years frequency	2,617,687	3,724,175

	219,332,210	170,683,114
Nonaccrual loans	819,637	993,888

	$220,151,847	$171,677,002

An analysis of the changes in the allowance for loan and lease losses is as follows for the years ended December 31:

	2006	2005	2004
Beginning balance	$2,776,507	$2,428,572	$2,634,625
Provision for loan and lease losses	500,000	360,000	130,000
Loans charged off:
Commercial	(6,593)	(53,337)	(290,000)
Consumer	(12,262)	(16,976)	(63,007)

	(18,855)	(70,313)	(353,007)
Recoveries:
Commercial	17,668	55,055	15,416
Consumer	1,652	3,193	1,538

	19,320	58,248	16,954

Ending balance	$3,276,972	$2,776,507	$2,428,572

NOTE E—PREMISES AND EQUIPMENT
Premises and equipment consisted of the following at December 31:

	2006	2005
Land	$175,000	$175,000
Building	71,943	71,943
Leasehold improvements	797,191	797,191
Furniture, fixtures and equipment	2,016,045	1,961,130

	3,060,179	3,005,264
Less: Accumulated depreciation	(2,110,955)	(1,826,598)

	$949,224	$1,178,666

NOTE F—TIME DEPOSITS
The maturities of time deposits at December 31, 2006 are as follows:

Maturing within one year	$64,234,000
Maturing in one year to two years	6,070,000
Maturing two years through five years	1,393,000

$71,697,000

NOTE G—FEDERAL FUNDS CREDIT LINES AND BORROWINGS
The Company has uncommitted federal funds lines of credit agreements with other banks. The maximum borrowings available under these lines totaled $22,000,000 at December 31, 2006. There were no borrowings outstanding under these agreements at December 31, 2006 or 2005.
The Company pledged loans totaling $146,885,010 as collateral to secure advances from the Federal Home Loan Bank of up to $82,093,929. At December 31, 2006, the Company borrowed $7,600,000 over-night with the Federal Home Loan Bank and also has a long-term borrowing of $5,000,000. The over-night borrowing expires five days from the date of purchase and carries an interest on the outstanding principal balance of 5.22%. The long-term borrowing carries a fixed interest rate on outstanding principal of 5.03%, with interest due monthly, for which the principal is due on September 22, 2008. There were no borrowings outstanding at December 31, 2005.

NOTE H—EMPLOYEE BENEFIT PLANS
The Company has a 401(k) Employee Savings Plan (the Plan) in which the Company matches a portion of the employee’s contribution each payday. All employees are eligible for participation following three months of employment. Bancorp contributions are 100% vested at all times. The Company made contributions totaling $148,691 in 2006, $131,549 in 2005 and $109,628 in 2004.
The Company purchased single premium life insurance policies in connection with the implementation of retirement plans for four key officers and for the Board of Directors. The policies provide protection against the adverse financial effects from the death of a key officer and provide income to offset expenses associated with the plans. The officers are insured under the policies, but the Company is the owner and beneficiary. At December 31, 2006 and 2005, the cash surrender value of these policies totaled $9,587,306 and $9,239,439, respectively.
The retirement plans are unfunded and provide for the Company to pay the officers and directors specified amounts for specified periods after retirement and allow them to defer a portion of current compensation in exchange for the Company’s commitment to pay a deferred benefit at retirement. If death occurs prior to or during retirement, the Company will pay the officer’s beneficiary or estate the benefits set forth in the plans. Deferred compensation is vested as to the amounts deferred. Liabilities are recorded for the estimated present value of future salary continuation benefits and for the amounts deferred by the officers and directors. At December 31, 2006 and 2005, the liability recorded for the executive officer supplemental retirement plan totaled $2,123,778 and $1,701,811, respectively. The amount of pension expense related to this plan for 2006 and 2005 was $421,967 and $207,271, respectively. At December 31, 2006 and 2005, the liability recorded for the director supplemental retirement plan totaled $573,647 and $476,001, respectively. The amount of pension expense related to this plan for 2006 and 2005 was $97,646 and $79,305, respectively. At December 31, 2006 and 2005, the liability recorded for the deferred compensation plan totaled $1,448,181 and $1,285,194, respectively. The amount of expense related to this plan for 2006 and 2005 was $96,677 and $86,103, respectively. The following are the components of the accumulated benefit obligation related to the executive officer and director supplemental retirement plans as of December 31:

	Directors		Officers
	2006	2005	2006	2005
Projected benefit obligation	$524,469	$567,281	$2,311,592	$1,630,908
Accrued prior service costs	49,178	(91,280)	(187,814)	70,903

Benefit obligation included in other liabilities	$573,647	$476,001	$2,123,778	$1,701,811

The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.75% for both 2006 and 2005. Inflationary increases of 4.5% were assumed. The entire accumulated benefit obligation was fully vested at December 31, 2006 and 2005.

NOTE H—EMPLOYEE BENEFIT PLANS (Continued)
SFAS No. 158 applies to this Plan and requires unamortized prior service costs be recognized as a component of other comprehensive income. The Plan has a net after tax unrecognized prior service cost of $81,587 that is not deemed to be material and is not included in other comprehensive income.
The following is a reconciliation of the beginning and ending balances of the benefit obligation for the years ended December 31:

	Directors			Officers
	2006	2005	2004	2006	2005	2004
Benefit obligation at beginning of year	$476,001	$396,696	$293,653	$1,701,811	$1,494,540	$1,439,970
Net periodic pension cost:
Service cost	110,027	30,469	39,201	195,710	134,943	35,454
Interest cost on projected benefit Obligation	26,275	35,679	36,975	159,440	90,054	10,630
Amortization of prior service costs	(38,656)	7,990	36,201	66,817	(17,726)	8,486
Amendments		5,167	(9,334)

Net periodic pension cost recognized	97,646	79,305	103,043	421,967	207,271	54,570

Benefit obligation at end of year	$573,647	$476,001	$396,696	$2,123,778	$1,701,811	$1,494,540

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Directors	Officers
2007	$7,917
2008	9,658	$27,592
2009	9,852	27,592
2010	12,882	223,183
2011	25,515	344,939
2012 to 2016	288,049	1,724,695

NOTE I—NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE
Non-interest income is comprised of the following for the years ended December 31:

	2006	2005	2004
Service charges on deposit accounts	$1,352,251	$1,258,728	$1,089,315
Other fee income	380,070	364,157	305,847
Life insurance earnings	347,867	326,303	297,536
Investment securities gains		5,094
Other	13,550	14,112	17,073

	$2,093,738	$1,968,394	$1,709,771

Other non-interest expense is comprised of the following for the years ended December 31:

	2006	2005	2004
Professional and consulting fees	$702,221	$952,681	$750,846
Data processing	501,873	478,991	462,709
Stationary and supplies	128,088	122,578	168,496
Staff related	164,335	173,777	167,026
Advertising and business development	308,612	245,063	201,409
Postage and telephone	120,096	111,429	112,276
Assessments and insurance	142,378	150,049	152,172
Other	282,036	204,318	185,170

	$2,349,639	$2,438,886	$2,200,104

NOTE J—INCOME TAXES
The provision for income taxes is comprised of the following:

	2006	2005	2004
Current
Federal	$2,077,673	$1,648,074	$929,028
State	755,982	605,003	448,161

	2,833,655	2,253,077	1,377,189
Deferred
Federal	(507,264)	(441,020)	67,446
State	(108,624)	(100,901)	6,818

	(615,888)	(541,921)	74,264

Provision for income taxes	$2,217,767	$1,711,156	$1,451,473

The following is a reconciliation of income taxes computed at the Federal statutory income tax rate of 34% to the effective income tax rate used for the provision for income taxes:

	2006	2005	2004
Income tax at Federal statutory rate	$2,111,239	$1,720,293	$1,482,092
State franchise tax, less Federal income tax benefit	444,254	361,990	311,867
Interest on municipal obligations exempt from Federal tax	(229,226)	(247,467)	(269,872)
Life insurance earnings	(143,163)	(134,288)	(122,449)
Incentive stock option expense	41,247	42,669	42,669
Meals and entertainment	6,888	5,452	7,050
Other differences	(13,472)	(37,493)	116

Provision for income taxes	$2,217,767	$1,711,156	$1,451,473

NOTE J—INCOME TAXES (Continued)
The tax effects of temporary differences that give rise to the components of the net deferred tax asset recorded as an other asset as of December 31 were as follows:

	2006	2005	2004
Deferred tax assets:
Nonqualified benefit plans	$1,706,099	$1,427,237	$1,244,196
Allowance for loan losses	1,153,381	979,526	840,827
Unrealized securities holding losses	108,295	217,076	100,407
Accrued liabilities	240,490	210,374	111,035
State franchise taxes	215,884	201,710	96,810
Restricted stock	63,956
Other	102,850	60,983	21,038

Total deferred tax assets	3,590,955	3,096,906	2,414,313

Deferred tax liabilities:
Depreciation	120,217	153,976	143,513
Other	83,510	62,809	49,269

Total deferred tax liabilities	203,727	216,785	192,782

Net deferred tax assets	$3,387,228	$2,880,121	$2,221,531

Amounts presented for the tax effects of temporary differences are based upon estimates and assumptions and could vary from amounts ultimately reflected on the Company’s tax returns. Accordingly, the variances from amounts reported for prior years are primarily the result of adjustments to conform to the tax returns as filed.
Income tax receivable was $66,784 and $230,351 at December 31, 2006 and 2005, respectively.

NOTE K—EARNINGS PER SHARE
The following is the computation of basic and diluted earnings per share for the years ended December 31:

	2006	2005	2004
Basic:

Net income	$3,991,759	$3,348,529	$2,907,621

Weighted-average common shares outstanding	2,247,231	2,170,866	2,148,558

Earnings per share	$1.78	$1.54	$1.35

Diluted:

Net income	$3,991,759	$3,348,529	$2,907,621

Weighted-average common shares outstanding	2,247,231	2,170,866	2,148,558
Net effect of dilutive share-based awards – based on the treasury stock method using average market price	121,987	132,773	179,825

Weighted-average common shares outstanding and common stock equivalents	2,369,218	2,303,639	2,328,383

Earnings per share — assuming dilution	$1.68	$1.45	$1.25

Nonvested restricted shares are included in the computation of diluted earnings per share using the treasury stock method. Vested restricted shares are outstanding for both basic and diluted earnings per share.
NOTE L—EQUITY INCENTIVE PLAN
The Company has a stock option plan (the Plan), effective March 31, 1996 and terminated on May 14, 2002 under which incentive and nonstatutory stock options, as defined under the Internal Revenue Code, were granted. The Plan was administered by a Committee appointed by the Board. No additional options are available for granting under this plan; however, there are unexercised options currently outstanding under this plan. The options granted under this plan have an exercise period of 10 years, a portion of which were subject to a graded vesting schedule of 20% per year.
The Company approved an equity incentive plan (the Plan), effective May 14, 2002 and terminating May 14, 2012, under which stock options, restricted stock, stock appreciation rights and stock bonuses may be granted. The Plan is administered by a Committee appointed by the Board. Options representing 123,555 shares of the Company’s authorized and unissued common stock may be granted under the Plan by the Committee to directors and employees of the Company at a price to be determined by the Committee but shall not be less than 100% of the fair market value of the shares on the date the incentive stock option is granted. The options generally vest based on 5 years of continuous service and have 10-year contractual terms. The number of options granted in January 2004 was 67,500. No options were granted in 2005 and 2006.

NOTE L—EQUITY INCENTIVE PLAN (Continued)
The Company also granted a stock bonus in 2006 consisting of 29,000 shares of restricted stock, with a fair value at grant date of $26.25. The employees have dividend and voting rights at the time of grant, regardless of whether they are vested in these shares. This restricted stock vests over three to five years.
The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2004: dividend yield of zero; a range of expected volatility of 1 percent to 28 percent; weighted average expected volatility of 11.94 percent; risk-free interest rate of 4.39 percent and expected life of 10 years. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
A summary of stock option activity, adjusted to give effect to stock dividends and stock splits follows for the years ended December 31:

	Incentive Stock Options
	2006		2005		2004
	Weighted-		Weighted-		Weighted-
	Average		Average		Average
	Exercise Price	Shares	Exercise Price	Shares	Exercise Price	Shares
Shares under option at beginning of year	$14.64	133,085	$12.94	179,730	$8.27	147,269

Options granted					20.71	67,500

Options exercised	8.90	(39,264)	7.70	(45,295)	8.29	(35,039)

Options forfeited or expired	20.71	(1,200)	20.71	(1,350)

Shares under option at end of year	17.00	92,621	14.64	133,085	12.94	179,730

Options exercisable at end of year	15.63	67,721	12.11	93,935	9.60	125,730

Weighted-average fair value of options granted during the year					7.68

NOTE L—EQUITY INCENTIVE PLAN (Continued)

	Nonstatutory Stock Options
	2006		2005		2004
	Weighted-		Weighted-		Weighted-
	Average		Average		Average
	Exercise Price	Shares	Exercise Price	Shares	Exercise Price	Shares
Shares under option at Beginning of year	$8.07	185,300	$8.05	208,465	$8.00	319,670

Options exercised	7.95	(64,862)	7.94	(23,165)	7.90	(111,205)

Shares under option at end of year	8.12	120,438	8.07	185,300	8.05	208,465

Options exercisable at end of year	8.12	120,438	8.07	185,300	8.05	208,465
Following is the intrinsic value and weighted average contractual term of stock options outstanding for the years ended December 31:

	Incentive Stock Options
	2006	2005	2004
Intrinsic value:
Outstanding shares	$1,019,333	$899,589	$1,988,417
Exercisable shares	837,751	872,458	1,810,595

Weighted average remaining contractual term:
Outstanding shares	6.15 years	6.58 years	7.08 years
Exercisable shares	5.71 years	5.54 years	5.23 years

	Nonstatutory Stock Options
	2006	2005	2004
Intrinsic value:
Outstanding shares	$2,392,987	$2,470,660	$3,324,461
Exercisable shares	2,392,987	2,470,660	3,324,461

Weighted average remaining contractual term:
Outstanding shares	2.02 years	3.11 years	4.13 years
Exercisable shares	2.02 years	3.11 years	4.13 years
Upon the exercise of stock options, new shares are issued or shares that have been repurchased through the Company’s on-going repurchase programs are provided. The total amount of cash received from the exercise of stock options during 2006, 2005 and 2004 was $885,729, $532,635 and $1,168,805, respectively. The tax benefits realized for the tax deductions from stock options exercised during 2006, 2005 and 2004 was $438,729, $132,337 and $617,260, respectively.

NOTE L—EQUITY INCENTIVE PLAN (Continued)
A summary of the status of the Company’s nonvested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant-Date		Grant-Date		Grant-Date
Nonvested Shares	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of year	39,150	$7.68	54,000	$7.68	4,633	$4.13
Granted					67,500	7.68
Vested	(13,050)	7.68	(13,500)	7.68	(18,133)	6.77
Forfeited	(1,200)	7.68	(1,350)	7.68

Nonvested at end of year	24,900	7.68	39,150	7.68	54,000	7.68

As of December 30, 2006, there was $191,232 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of two years. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004, was $100,224, $103,680 and $314,403, respectively.
A summary of stock bonus activity follows for the year ended December 31, 2006:

		Weighted-
		Average	Aggregate
		Grant-Date	Intrinsic
Restricted Stock	Shares	Fair Value	Value
Granted	29,000	$26.25

Outstanding at December 31, 2006	29,000	$26.25	$50,750

None of the restricted stock was exercisable as of December 31, 2006.
A summary of the status of the Company’s nonvested restricted stock as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006
Granted	29,000	$26.25

Nonvested at December 31, 2006	29,000	$26.25

NOTE L—EQUITY INCENTIVE PLAN (Continued)
As of December 31, 2006, there was $679,875 of total unrecognized compensation cost related to nonvested restricted stock. That cost is expected to be recognized over a weighted-average period of 4.5 years.
Total compensation cost for all share-based payments recognized in net income for 2006, 2005 and 2004 totaled $106,871, $61,011 and $61,011, respectively, which is net of the related tax benefits for 2006, 2005 and 2004 of $74,728, $42,669 and $42,669, respectively.
NOTE M—RELATED PARTY TRANSACTIONS
The Company has entered into transactions with its directors, executive officers and their affiliates (related parties). Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The following is a summary of the aggregate activity involving related party borrowers at December 31, 2006 and 2005:

	2006	2005
Loans outstanding at beginning of year	$2,657,000	$3,474,000
Loans disbursements	415,000	1,730,000
Loan repayments	(415,000)	(2,547,000)

Loans outstanding at end of year	$2,657,000	$2,657,000

At December 31, 2006, commitments to related parties of approximately $2,031,000 were undisbursed. Deposits received from directors and officers totaled $3,567,000 and $8,351,000 at December 31, 2006 and 2005, respectively.
The Company leases its Glen Ellen office from a director of the Company under a noncancellable operating lease. Lease expense for the years ended December 31, 2006 and 2005 was $14,705 and $14,140, respectively. The remaining lease commitment is approximately $19,154 through March 2008 including a minimum inflationary increase of 4% per year. The monthly lease payments will be increased annually based upon the Consumer Price Index, but not less than 4% annually. The term of the lease is 5 years with an option to extend the lease term for two additional 5 year terms at the same Consumer Price Index limitations.

NOTE N—COMMITMENTS AND CONTINGENT LIABILITIES
Lease Commitments: The Company leases its three Sonoma offices, the Glen Ellen office and the Banco de Sonoma office under noncancelable operating leases with remaining terms of approximately three years, four years, four years, two years and two years, respectively. All of the leases require adjustments to the base rent for changing price indices and two have a minimum annual increase of four percent. The Sonoma main office lease and the Sonoma Finance Center lease have the option to renew for two consecutive five-year terms and the Sonoma annex office has an option to renew for one five-year period and one four-year period. The Glen Ellen office and the Banco de Sonoma office lease each have an option to renew for two additional five-year terms. The following table summarizes future minimum commitments under the noncancelable operating leases.

Year ended December 31
2007	$363,699
2008	362,793
2009	208,167
2010	26,386

$961,045

Rental expense was $364,000 in 2006, $347,000 in 2005 and $318,000 in 2004.
Financial Instruments with Off-Balance-Sheet Risk: The Company’s financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are commitments to extend credit and standby letters of credit. A summary of the Company’s commitments and contingent liabilities at December 31 is as follows:

	Contractual Amounts
	2006	2005
Commitments to extend credit	$42,043,000	$48,643,000
Standby letters of credit	348,000	348,000
Commitments to extend credit and standby letters of credit include exposure to some credit loss in the event of nonperformance of the customer. The Company’s credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the balance sheet. Because these instruments have fixed maturity dates, and because many of them expire without being drawn upon, they do not generally present any significant liquidity risk to the Company.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination

NOTE N—COMMITMENTS AND CONTINGENT LIABILITIES (Continued)
clauses and may require payment of a fee. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, certificates of deposits and income-producing commercial properties.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending facilities to customers.
The Company has not incurred any losses on its commitments in 2006, 2005 or 2004.
As a guarantor of its customer’s credit card accounts, the Company is contingently liable for credit card receivable balances held by another financial institution should the customers default. The total amount guaranteed as of December 31, 2006 and 2005 was $313,000 and $207,000, respectively.
NOTE O—CONCENTRATIONS OF CREDIT RISK
Most of the Company’s business activity is with customers located within the State of California, primarily in Sonoma County. The economy of the Company’s primary service area is heavily dependent on the area’s major industries which are tourism and agriculture, especially wineries, dairies and cheese producers. General economic conditions or natural disasters affecting the primary service area or its major industries could affect the ability of customers to repay loans and the value of real property used as collateral. While the Company has a diversified loan portfolio, approximately 91% of these loans are secured by real estate in its service area.
The concentrations of credit by type of loan are set forth in Note D. The distribution of commitments to extend credit approximates the distribution of loans outstanding. In addition, the Company has loan commitments in he wine/agricultural industry, tourism industry and construction loans, representing 5%, 5% and 27%, of outstanding loans, respectively. Standby letters of credit were granted primarily to commercial borrowers. The Company, as a matter of policy, does not extend credit to any single borrower or group of related borrowers on a secured basis in excess of 25% of its unimpaired capital (shareholders’ equity plus the allowance for credit losses) and on an unsecured basis in excess of 15% of its unimpaired capital.
The concentrations of investments are set forth in Note C. The Company places its investments primarily in financial instruments backed by the U.S. Government and its agencies or by high quality financial institutions, municipalities or corporations. The Company has significant funds deposited with four correspondent banks. In addition, deposits with two correspondent banks were in excess of the federally insured limit by $677,939 at December 31, 2006. While management recognizes the inherent risks involved in such concentrations, this

NOTE O—CONCENTRATIONS OF CREDIT RISK (Continued)
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
At December 31, 2006, the Company had life insurance policies with cash surrender values of $2,492,966, $2,043,089, $1,866,319 and $1,851,806 with four insurance companies, which represented 9%, 8%, 7% and 7%, respectively, of the Company’s net worth. Management closely monitors the financial condition and rating of these insurance companies on a regular basis.
NOTE P—REGULATORY MATTERS
Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank’s regulatory agency. Cash dividends are limited to the lesser of retained earnings, if any, or net income for the last three years, net of the amount of any other distributions made to shareholders during such periods. As of December 31, 2006, $4,996,866 was available for cash dividend distribution without prior approval.
The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Federal Deposit Insurance Corporation (FDIC). Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Bank meets all capital adequacy requirements to which it is subject.
As of December 31, 2006, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category. The Bank’s actual capital amounts and ratios are also presented in the table.

NOTE P—REGULATORY MATTERS (Continued)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(in thousands)
As of December 31, 2006:
Total Capital
(to Risk Weighted Assets)	$28,223	11.0%	≥$20,466	≥8.0%	≥$25,583	≥10.0%
Tier I Capital
(to Risk Weighted Assets)	$25,024	9.8%	≥$10,233	≥4.0%	≥$15,350	≥ 6.0%
Tier I Capital
(to Average Assets)	$25,024	9.1%	≥$10,960	≥4.0%	≥$13,700	≥ 5.0%

As of December 31, 2005:
Total Capital
(to Risk Weighted Assets)	$24,514	11.4%	≥$17,211	≥8.0%	≥$21,513	≥10.0%
Tier I Capital
(to Risk Weighted Assets)	$21,824	10.1%	≥$8,605	≥4.0%	≥$12,908	≥ 6.0%
Tier I Capital
(to Average Assets)	$21,824	9.1%	≥$9,576	≥4.0%	≥$11,970	≥ 5.0%

NOTE Q—CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY
A condensed balance sheet as of December 31, 2006 and 2005 and the related condensed statement of operations and cash flows for the years ended December 31, 2006, 2005 and 2004 for Sonoma Valley Bancorp (parent company only) are presented as follows:
Condensed Balance Sheets
December 31, 2006 and 2005

	2006	2005
Assets
Cash	$682,798	$911,439
Other assets	764,470	289,877
Investment in common stock of subsidiary	25,236,403	22,459,620

Total assets	$26,683,671	$23,660,936

	2006	2005
Liabilities
Accrued expenses	$279,600	$221,143

Shareholders’ equity
Common stock	15,479,556	15,004,135
Additional paid-in-capital	1,872,648	1,252,292
Retained earnings and other equity	9,051,867	7,183,366

Total liabilities and shareholders’ equity	$26,683,671	$23,660,936

Condensed Statements of Operations
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Dividend from subsidiary	$1,750,000	$500,000	$4,000,000
Expenses	583,724	601,886	303,690

Income (loss) before income taxes and equity in undistributed income of subsidiary	1,166,276	(101,886)	3,696,310
Equity in undistributed net income of subsidiary	2,621,241	3,252,996	(877,370)
Income tax benefit	204,242	197,419	88,681

Net income	$3,991,759	$3,348,529	$2,907,621

NOTE Q—CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (Continued)
Condensed Statements of Cash Flows
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Operating activities:
Net income	$3,991,759	$3,348,529	$2,907,621
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(2,621,241)	(3,252,996)	877,370
Restricted stock granted	81,375
Stock options granted	100,224	103,680	103,680
Net change in other assets	(15,100)	549,057	169,526
Net change in accrued expenses	58,457	159,893	(14,210)

Net cash provided by operating activities	1,595,474	908,163	4,043,987

Financing activities:
Stock repurchases	(1,436,151)	(113,668)	(4,506,183)
Stock options exercised	864,993	532,635	1,168,805
Cash dividends paid	(1,252,957)	(1,078,001)	(906,732)
Fractional shares purchased			(7,498)

Net cash used by financing activities	(1,824,115)	(659,034)	(4,251,608)

Net change in cash and cash equivalents	(228,641)	249,129	(207,621)

Cash and cash equivalents at beginning of year	911,439	662,310	869,931

Cash and cash equivalents at end of year	$682,798	$911,439	$662,310

NOTE R—FAIR VALUES OF FINANCIAL INSTRUMENTS
Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company as a whole.

NOTE R—FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)
The estimated fair values of the Company and Subsidiary’s financial instruments are as follows at December 31:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and due from banks	$6,159,931	$6,159,931	$6,988,820	$6,988,820
Federal funds sold			2,050,000	2,050,000
Interest-bearing due from banks	1,292,325	1,292,325	39,521	39,521
Investment securities available-for-sale	20,991,232	20,991,232	33,917,094	33,917,094
Investment securities held- to-maturity	15,804,421	15,951,553	16,499,865	16,634,518
Loans and lease financing receivable, net	216,330,690	214,690,033	168,418,085	168,520,446
Accrued interest receivable	1,671,618	1,671,618	1,400,255	1,400,255
Cash surrender value of life insurance	9,587,306	9,587,306	9,239,439	9,239,439

Financial liabilities:
Deposits	232,767,415	233,038,180	215,758,767	216,317,041
Federal Home Loan Bank Borrowings	12,600,000	12,600,000
Accrued interest payable	144,636	144,636	90,664	90,664
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

NOTE R—FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)
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
Federal Home Loan Bank borrowings: The carrying amount of borrowed funds approximates fair value.
Off-balance sheet instruments: Off-balance sheet commitments consist of commitments to extend credit and standby letters of credit. The contract or notional amounts of the Company’s financial instruments with off-balance-sheet risk are disclosed in Note N. Estimating the fair value of these financial instruments is not considered practicable due to the immateriality of the amounts of fees collected, which are used as a basis for calculating the fair value, on such instruments.
NOTE S—SUBSEQUENT EVENTS
On February 21, 2007, the Board of Directors declared a cash dividend of $.30 per share to shareholders of record on March 15, 2007 and payable on March 30, 2007.

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

Exhibits
     The following Exhibits are attached or incorporated herein by reference:

3.1	Sonoma Valley Bancorp Articles of Incorporation, filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on June 5, 2001.

3.3	Sonoma Valley Bancorp By-laws, filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on June 5, 2001.

4.2	Agreement for the sale of Sonoma Valley Bank Stock dated September 23, 1992, filed as Exhibit 4.2 (formerly A-1) to the Form F-2 for the year ended December 31, 1992.

10.1	Lease for Sonoma branch office, filed as Exhibit 10.1 (formerly 7.1) to the Registrant’s Registration Statement on Form F-1 filed on May 1, 1989.

10.2	Sonoma Valley Bank Chief Executive Officer Severance Agreement dated January 4, 1995, filed as Exhibit 10.2 to the Form 10-KSB for the year ended December 31, 1997.

10.3	Sonoma Valley Bank Supplemental Executive Retirement Plan, as amended on March 20, 1996, filed as Exhibit 10.3 to the Form 10-KSB for the year ended December 31, 1997.

10.4	Sonoma Valley Bank Deferred Compensation Plan, filed as Exhibit 10.4 to the Form 10-KSB for the year ended December 31, 1997.

10.5	Sonoma Valley Bank Master Trust Agreement for Executive Deferral Plans, filed as Exhibit 10.5 to the Form 10-KSB for the year ended December 31, 1997.

10.6	Sonoma Valley Bank 1996 Stock Option Plan, filed as Exhibit 10.6 to the Form 10-KSB for the year ended December 31, 1997.

10.7	Sonoma Valley Bank Severance Agreement with Mel Switzer, Jr. dated October 21, 1998, filed as Exhibit 10.7 to the From 10-KSB for the year ended December 31, 1998.

10.8	Sonoma Valley Bank Severance Agreement with Mary Dieter dated October 21, 1998, filed as Exhibit 10.8 to the From 10-KSB for the year ended December 31, 1998.

10.10	Sonoma Valley Bancorp Assumption of Severance Agreement [Form of], filed as Exhibit 10.1 to the Form 10-KSB for the year ended December 31, 2001.

10.11	Sonoma Valley Bancorp 2002 Equity Incentive Plan, filed as Exhibit A to the Company’s Proxy Statement for the Annual Meeting held on May 14, 2002.

10.12	Sonoma Valley Bank Severance Agreement with Sean Cuttings dated March 18, 2004, filed as Exhibit 10.12 to the Form 10-K for the year ended December 31, 2003.

23.1	Consent of Richardson and Co., Independent Auditors.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SONOMA VALLEY BANCORP,
A California corporation

/s/ Mel Switzer, Jr.	March 14, 2007
Mel Switzer, Jr.
President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Mary Dieter Smith	March 14, 2007
Mary Dieter Smith
Executive Vice President and
Chief Operating Officer
(Principal Finance and Accounting Officer)
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Suzanne Brangham Suzanne Brangham, Secretary	March 14, 2007
of the Board and Director

/s/ Dale T. Downing Dale T. Downing, Director	March 14, 2007

/s/ Frederick H. Harland Frederick H. Harland, Director	March 14, 2007

/s/ Robert B. Hitchcock Robert B. Hitchcock, Director	March 14, 2007

/s/ Robert J. Nicholas Robert J. Nicholas, Chairman	March 14, 2007
of the Board and Director

/s/ Angelo C. Sangiacomo Angelo C. Sangiacomo, Director	March 14, 2007

/s/ Jesse R. Stone Jesse R. Stone, Director	March 14, 2007

/s/ Mel Switzer, Jr. Mel Switzer, Jr., President, Chief	March 14, 2007
Executive Officer and Director
(Principal Executive Officer)

/s/ Harry Weise Harry Weise, Director	March 14, 2007

/s/ Mary Dieter Smith Mary Dieter Smith, Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Finance and Accounting Officer)	March 14, 2007

Exhibit Index

3.1	Sonoma Valley Bancorp Articles of Incorporation, filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 filed on June 5, 2001.

3.3	Sonoma Valley Bancorp By-laws, filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 filed on June 5, 2001.

4.2	Agreement for the sale of Sonoma Valley Bank Stock dated September 23, 1992, filed as Exhibit 4.2 (formerly A-1) to the Form F-2 for the year ended December 31, 1992.

10.1	Lease for Sonoma branch office, filed as Exhibit 10.1 (formerly 7.1) to the Registrant’s Registration Statement on Form F-1 filed on May 1, 1989.

10.2	Sonoma Valley Bank Chief Executive Officer Severance Agreement dated January 4, 1995, filed as Exhibit 10.2 to the Form 10-KSB for the year ended December 31, 1997.

10.3	Sonoma Valley Bank Supplemental Executive Retirement Plan, as amended on March 20, 1996, filed as Exhibit 10.3 to the Form 10-KSB for the year ended December 31, 1997.

10.4	Sonoma Valley Bank Deferred Compensation Plan, filed as Exhibit 10.4 to the Form 10-KSB for the year ended December 31, 1997.

10.5	Sonoma Valley Bank Master Trust Agreement for Executive Deferral Plans, filed as Exhibit 10.5 to the Form 10-KSB for the year ended December 31, 1997.

10.6	Sonoma Valley Bank 1996 Stock Option Plan, filed as Exhibit 10.6 to the Form 10-KSB for the year ended December 31, 1997.

10.7	Sonoma Valley Bank Severance Agreement with Mel Switzer, Jr. dated October 21, 1998, filed as Exhibit 10.7 to the From 10-KSB for the year ended December 31, 1998.

10.8	Sonoma Valley Bank Severance Agreement with Mary Dieter dated October 21, 1998, filed as Exhibit 10.8 to the From 10-KSB for the year ended December 31, 1998.

10.10	Sonoma Valley Bancorp Assumption of Severance Agreement [Form of], filed as Exhibit 10.1 to the Form 10-KSB for the year ended December 31, 2001.

10.11	Sonoma Valley Bancorp 2002 Equity Incentive Plan, filed as Exhibit A to the Company’s Proxy Statement for the Annual Meeting held on May 14, 2002.

10.12	Sonoma Valley Bank Severance Agreement with Sean Cuttings dated March 18, 2004, filed as Exhibit 10.12 to the Form 10-K for the year ended December 31, 2003.

23.1	Consent of Richardson and Co., Independent Auditors.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act