Form 10-Q
period 2007-03-31
SONOMA VALLEY BANCORP
filed 2007-05-14
CIK 1120427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2007

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
Yes   ☒                                           No   ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated filer   ☐                                                                Accelerated filer   ☐                                                      Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐                                           No  ☒

The number of shares outstanding of the registrant's Common Stock, no par value, as of May 2, 2007 was 2,284,374.

Part I
Item 1.                      The information furnished in these interim statements reflects all adjustments and accruals which are, in the opinion of management, necessary for a fair statement of the results for such periods.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

FINANCIAL STATEMENTS
SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
March 31, 2007 (Unaudited), December 31, 2006 (Audited)
and March 31, 2006 (Unaudited)
	March 31, 2007	December 31, 2006	March 31, 2006
ASSETS
Cash and due from banks	$4,224,739	$6,159,931	$6,650,468
Federal funds sold	0	0	3,900,000
Interest-bearing due from banks	338,125	1,292,325	39,292

Total cash and cash equivalents	4,562,864	7,452,256	10,589,760
Investment securities available-for-sale at fair value	15,054,831	20,991,232	26,856,363
Investment securities held-to-maturity (fair value of $15,915,065, $15,951,553 and $16,584,803 respectively)	15,788,875	15,804,421	16,476,519
Loans and lease financing receivables, net	222,256,180	216,330,690	181,803,742
Premises and equipment, net	888,395	949,224	1,145,540
Accrued interest receivable	1,626,008	1,671,618	1,329,099
Cash surrender value of life insurance	10,032,853	9,587,306	9,321,560
Other assets	4,905,095	4,867,187	4,050,794
Total assets	$275,115,101	$277,653,934	$251,573,377
LIABILITIES
Noninterest-bearing demand deposits	$50,309,251	$58,740,471	$55,181,969
Interest-bearing transaction deposits	31,070,263	29,983,572	30,890,134
Savings and money market deposits	77,869,582	72,346,136	73,355,289
Time deposits, $100,000 and over	37,602,997	44,067,435	36,831,872
Other time deposits	27,952,516	27,629,801	26,306,510
Total deposits	224,804,609	232,767,415	222,565,774
Other borrowings	17,500,000	12,600,000	0
Accrued interest payable and other liabilities	5,312,639	5,882,448	4,679,252
Total liabilities	247,617,248	251,249,863	227,245,026
SHAREHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; 2,319,627 shares at March 31, 2007, 2,283,047 shares at December 31, 2006 and 2,261,444 shares at March 31, 2006 issued and outstanding	15,878,269	15,479,556	15,490,906
Additional paid-in-capital	2,449,647	1,872,648	1,423,324
Retained earnings	9,288,259	9,206,716	7,721,657
Accumulated other comprehensive loss	(118,322)	(154,849)	(307,536)
Total shareholders' equity	27,497,853	26,404,071	24,328,351
Total liabilities and shareholders' equity	$275,115,101	$277,653,934	$251,573,377

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the three months ended March 31, 2007 and 2006

	2007	2006
INTEREST INCOME
Loans and leases	$4,605,806	$3,287,464
Taxable securities	155,431	245,491
Tax-exempt securities	153,580	151,112
Federal funds sold	6,452	65,137
Dividends	16,793	10,221
Total interest income	4,938,062	3,759,425
INTEREST EXPENSE
Interest-bearing transaction deposits	11,717	13,001
Savings and money market deposits	466,075	244,259
Time deposits, $100,000 and over	443,635	310,144
Other time deposits	295,362	212,956
Other borrowings	246,138	474
Total interest expense	1,462,927	780,834
NET INTEREST INCOME	3,475,135	2,978,591
Provision for loan and lease losses	135,000	50,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	3,340,135	2,928,591
NON-INTEREST INCOME	549,788	504,634
NON-INTEREST EXPENSE
Salaries and employee benefits	1,447,843	1,136,694
Premises and equipment	244,481	250,207
Other	505,987	617,109
Total non-interest expense	2,198,311	2,004,010
Income before provision for income taxes	1,691,612	1,429,215
Provision for income taxes	675,714	507,162
NET INCOME	$1,015,898	$922,053
NET INCOME PER SHARE	$.45	$.41
NET INCOME PER SHARE ASSUMING DILUTION	$.43	$.40

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended March 31, 2007 (Unaudited), and the years ended
December 31, 2006 (Audited) and 2005 (Audited)

	Comprehensive	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Income	Shares	Amount	Capital	Earnings	Income	Total

BALANCE AT JANUARY 1, 2005		2,142,104	$14,512,665	$1,016,275	$5,295,732	$(143,512)	$20,681,160
Redemption and retirement of stock		(5,616)	(41,165)		(72,503)		(113,668)
Stock options exercised and related tax benefits		68,461	532,635	132,337			664,972
Cash dividend					(1,078,001)		(1,078,001)
Stock options granted				103,680			103,680
Net income for the year	$3,348,529				3,348,529		3,348,529
Other comprehensive income, net of tax: Unrealized holding losses on securities available- for-sale arising during the year, net of taxes of $116,709	(166,879)
Other comprehensive loss, net of taxes	(166,879)					(166,879)	(166,879)
Total comprehensive income	$3,181,650

BALANCE AT DECEMBER 31, 2005		2,204,949	15,004,135	1,252,292	7,493,757	(310,391)	23,439,793
Redemption and retirement of stock		(55,028)	(410,308)		(1,025,843)		(1,436,151)
Stock options exercised and related tax benefits		104,126	885,729	438,757			1,324,486
Cash dividend					(1,252,957)		(1,252,957)
Stock options granted		29,000		100,224			100,224
Restricted stock granted				81,375			81,375
Net income for the year	$3,991,759				3,991,759		3,991,759
Other comprehensive income, net of tax: Unrealized holding losses on securities available- for-sale arising during the year, net of taxes of $108,781	155,542
Other comprehensive loss, net of taxes	155,542					155,542	155,542
Total comprehensive income	$4,147,301

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)

For the three months ended March 31, 2007 (Unaudited), and the years ended
December 31, 2006 (Audited) and 2005(Audited)

	Comprehensive	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Income	Shares	Amount	Capital	Earnings	Income	Total
BALANCE AT DECEMBER 31, 2006		2,283,047	$15,479,556	$1,872,648	$9,206,716	$(154,849)	$26,404,071

Redemption and retirement of stock		(11,121)	(76,871)		(238,467)		(315,338)
Stock options exercised and related tax benefits		47,701	475,584	343,361			818,945
Cash dividend					(695,888)		(695,888)
Stock options granted				168,405			168,405
Restricted stock granted				65,233			65,233
Net income for the year	$1,015,898				1,015,898		1,015,898
Other comprehensive income, net of tax: Unrealized holding gains on securities available- for-sale arising during the year, net of taxes of ($25,545)	36,527
Other comprehensive loss, net of taxes	36,527					36,527	36,527
Total comprehensive income	$1,052,425
BALANCE AT MARCH 31, 2007		2,319,627	$5,878,269	$2,449,647	$9,288,259	$(118,322)	$27,497,853

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months ended March 31, 2007 and 2006

	2007	2006
OPERATING ACTIVITIES
Net income	$1,015,898	$922,053
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	135,000	50,000
Depreciation	65,500	73,723
Amortization and other	14,018	38,929
Stock options granted	168,405	25,920
Restricted stock granted	65,233	0

Net change in interest receivable	45,610	71,156
Net change in cash surrender value of life insurance	(445,547)	(82,121)
Net change in other assets	313,316	278,381
Net change in interest payable and other liabilities	(569,809)	(185,105)
NET CASH PROVIDED BY OPERATING ACTIVITIES	807,624	1,192,936
INVESTING ACTIVITIES
Purchases of securities available-for-sale	0	0
Proceeds from maturing available-for-sale	6,000,000	7,050,000
Net change in loans and leases	(6,060,490)	(13,435,657)
Purchases of premises and equipment	(4,670)	(40,597)
NET CASH USED FOR INVESTING ACTIVITIES	(65,160)	(6,426,254)
FINANCING ACTIVITIES
Net change in demand, interest-bearing transaction and savings deposits	(1,821,083)	162,339
Net change in time deposits	(6,141,723)	6,644,668
Stock repurchases	(315,338)	(189,567)
Cash dividend paid	(695,888)	(562,566)
Net change in FHLB borrowings	4,900,000	0
Stock options exercised	442,176	689,863
NET CASH (USED)PROVIDED BY FINANCING ACTIVITIES	(3,631,856)	6,744,737
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,889,392)	1,511,419
Cash and cash equivalents at beginning of period	7,452,256	9,078,341
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,562,864	$10,589,760

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$1,468,656	$756,950
Income taxes	$172,000	$60,000
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Net change in unrealized gains and losses on securities	$62,072	$4,852
Net change in deferred income taxes on unrealized gains and losses on securities	$(25,545)	$(1,997)

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007
(Unaudited)
Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Sonoma Valley Bancorp and Subsidiary (the "Company") at March 31, 2007 and results of operations for the three months then ended.

Certain information and footnote disclosures presented in our annual financial statements are not included in these interim financial statements.  Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2006 Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results through December 31, 2007.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Sonoma Valley Bancorp and its wholly owned subsidiary, Sonoma Valley Bank.  All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Commitments

We had no outstanding performance letters of credit at March 31, 2007 and March 31, 2006.

Note 4 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding.  The weighted average number of common shares used in computing the net income per common share for the period ending March 31, 2007 was 2,265,295 and for the period ending March 31, 2006 was 2,226,317.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding.  The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending March 31, 2007 was 2,353,555 and for the period ending March 31, 2006 was 2,333,134.

Note 5 - Stock Option Accounting

We have a stock-based employee and director compensation plan.  Prior to January 1, 2003, we accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based compensation cost is reflected in net income for stock options granted prior to January 1, 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003.  Options were granted in 2004 under the fair value method.  Awards under our plan vest over five years.  The cost related to stock-based employee compensation is included in the determination of net income for the quarters ended March 31, 2007 and 2006.

Note 6 - Employee Benefit Plans

We provide retirement plans to its key officers and directors.  The plans are unfunded and provide for payment to the officers and directors specified amounts for specified periods after retirement.  The amount of pension expense related to this plan, and the components of pension expense for the three months ended March 31, 2007 and 2006 are as follows:

	Directors		Officers
	2007	2006	2007	2006
Service cost	$(111,744)	$6,694	$60,491	$77,152
Interest cost on projected benefit obligation	(65,681)	10,373	19,347	(9,489)
Amortization of unrecognized liability at transition	35,262	4,901	47,685	56,696
Net periodic pension cost recognized	$(142,163)	$21,968	$127,523	$124,359

SONOMA VALLEY BANCORP
AVERAGE BALANCES/YIELDS AND RATES PAID
For the three months ended March 31, 2007 and 2006

	2007			2006
ASSETS	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans(2):
Commercial	$149,787,097	$3,008,134	8.14%	$119,227,389	$2,262,077	7.69%
Consumer	27,379,032	638,040	9.45%	22,549,704	432,975	7.79%
Real estate construction	29,074,047	623,700	8.70%	17,155,745	316,559	7.48%
Real estate mortgage	17,133,436	303,901	7.19%	14,404,792	242,309	6.82%
Tax exempt loans (1)	2,313,766	46,908	8.22%	2,413,275	48,888	8.22%
Leases	34,234	1,072	12.70%	41,910	1,279	12.38%
Unearned loan fees	(520,838)			(471,460)
Total loans	225,200,774	4,621,755	8.32%	175,321,355	3,304,087	7.64%
Investment securities
Available for sale:
Taxable	17,574,301	155,584	3.59%	29,931,856	242,622	3.29%
Hold to maturity:
Taxable	0	0	0.00%	358,082	2,606	2.95%
Tax exempt (1)	15,798,805	232,698	5.97%	16,133,313	228,958	5.76%
Total investment securities	33,373,106	388,282	4.72%	46,423,251	474,186	4.14%
Federal funds sold	0	0	0.00%	5,964,278	65,137	4.43%
FHLB stock	1,244,112	16,640	5.42%	875,000	10,221	4.74%
Total due from banks/interest-bearing	501,418	6,451	5.22%	39,258	263	2.72%
Total interest-earning assets	$260,319,410	$5,033,128	7.84%	$228,623,142	$3,853,894	6.84%
Noninterest-bearing assets:
Reserve for loan losses	(3,353,722)			(2,795,419)
Cash and due from banks	5,762,938			6,757,160
Premises and equipment	925,582			1,165,004
Other assets	15,183,151			14,005,681
Total assets	$278,837,359			$247,755,568
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest- bearing deposits
Interest-bearing transaction	$29,076,669	$11,717	0.16%	$31,606,947	$13,001	0.17%
Savings deposits	78,275,186	466,075	2.41%	75,134,509	244,259	1.32%
Time deposits over $100,000	38,728,996	443,635	4.65%	34,579,760	310,144	3.64%
Other time deposits	27,693,787	295,362	4.33%	25,486,632	212,956	3.39%
Total interest-bearing deposits	173,774,638	1,216,789	2.84%	166,807,848	780,360	1.90%
Other borrowings	19,013,722	246,138	5.25%	44,444	474	4.33%
Total interest-bearing liabilities	192,788,360	$1,462,927	3.08%	166,852,292	$780,834	1.90%
Non interest-bearing liabilities:
Non interest-bearing demand deposits	53,134,334			52,088,272
Other liabilities	5,604,379			4,691,730
Shareholders' equity	27,310,286			24,123,274
Total liabilities and shareholders' equity	$278,837,359			$247,755,568
Interest rate spread			4.76%			4.94%
Interest income		$5,033,128	7.84%		$3,853,894	6.84%
Interest expense		1,462,927	2.28%		780,834	1.39%
Net interest income/margin		$3,570,201	5.56%		$3,073,061	5.45%

(1)	Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2007 and 2006.
(2)
Non accrual loans have been included in loans for the purposes of the above presentation.  Loan fees of approximately $152,708 and $74,144 for the three months ended March 31, 2007 and 2006, respectively, were amortized to the appropriate interest income categories.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

With the exception of historical facts stated herein, the matters discussed in this Form 10-Q are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results.  Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operation of Sonoma Valley Bancorp’s wholly owned subsidiary, Sonoma Valley Bank (“Bank”), projected costs and expenses related to operations of our liquidity, capital resources, and the availability of future equity capital on commercially reasonable terms.  Factors that could cause actual results to differ materially include, in addition to the other factors discussed in our Form 10-K for the year ended December 31, 2006, and subsequent periodic reports, the following; (i) increased competition from other banks, savings and loan associations, thrift and loan associations, finance companies, credit unions, offerors of money market funds, and other financial institutions; (ii) the risks and uncertainties relating to general economic and political conditions, both domestically and internationally, including, but not limited to, inflation, or natural disasters affecting the primary service area of our major industries; or (iii) changes in the laws and regulations governing the Bank’s activities at either the state or federal level.  Readers of this Form 10-Q are cautioned not to put undue reliance on “forward looking” statements which, by their nature, are uncertain as reliable indicators of future performance.  We disclaim any obligation to publicly update these “forward looking” statements, whether as a result of new information, future events, or otherwise.

For the Three Month Periods
Ended March 31, 2007 and 2006

Overview

We reported net income of $1,015,898 for the first three months of 2007 compared with $922,053 for the first three months of 2006.   The $93,845 increase in net income is largely attributable to loan growth outpacing deposit growth which generated an increase in net interest income of $497,141.  On a per share basis, net income equaled $.45 compared with $.41 per share during the same period in 2006.

Return on average total assets on an annualized basis for the three-month period was 1.48% in 2007 and 1.51% in 2006.  The decrease in the return on assets is the result of the $93,845 or 10.2% growth in net income compared to stronger growth of $31.1 million or 12.5% in average assets from $247.8 million in 2006 to $278.8 million as of March 31, 2007.  Return on average shareholders' equity on an annualized basis at the end of the first quarter 2007 and 2006 was 15.09% and 15.50%, respectively.  The lower return on equity is the result of equity growing faster than income.  Average equity grew $3.2 million or 13.2% from $24.1 million in 2006 to $27.3 million as of March 31, 2007.

At March 31, 2007, total assets were $275.1 million, a .91% decrease over $277.7 million as of December 31, 2006 and a 9.4% increase over $251.6 million as of March 31, 2006.  We showed loans of $225.7 million at March 31, 2007 compared with $219.6 million and $184.6 million as of December 31, 2006 and March 31, 2006, increases of 2.8% and 22.2%, respectively.  Deposits declined 3.4% or $8.0 million from $232.8 million as of December 31, 2006 and increased $2.2 million or 1.0% from $222.6 as of March 31, 2006 to $224.8 million as of March 31, 2007.  The decline in deposits is a result of customers moving funds into higher yielding investments.  The loan-to-deposit ratio increased to 100.4% at March 31, 2007 from 94.3% at December 31, 2006 and 83.0% at March 31, 2006.

Total shareholders' equity increased by $1,093,782 or 4.14% during the quarter.  At March 31, 2007, we reported net income of $1,015,898.  In March we paid out $695,888 for cash dividends declared in February, 2007.   In 2004 stock options were granted to senior employees with a fifth of the options vesting each year over a five year period.  In 2007, 13,500 options vested which increased equity by $168,405 year to date.  The net income figure of $1,015,898 reflects an expense for the stock options of $168,405, therefore the net effect of the stock option transaction relative to equity was zero.  Directors exercised 41,697 options which added $328,102 to the capital accounts.  The tax benefit of these options was $367,383, which also increased equity.  Officers exercised 6,004 options which added $147,482 to the capital accounts.  The tax benefit on these options was 9,386 which also increased equity.  During the first quarter we repurchased 11,121 shares which lowered equity by $315,338.  The net effect of this activity results in capital of $27,497,853 as of March 31, 2007, compared to capital of $26,404,071 as of December 31, 2006.  See page 6 for detail of “Changes in Shareholders’ Equity.”

Section 404 of Sarbanes-Oxley Act of 2002 (“Section 404”) requires the Securities and Exchange Commission (“SEC”) to prescribe rules requiring the establishment, maintenance and evaluation of an issuer’s internal control of financial reporting.  Accordingly, in the annual report for December 31, 2006, our management was going to be required to include an assessment on the effectiveness of our internal controls over financial reporting in accordance with standards set by the Public Company Accounting Oversight Board. On September 21, 2005, the SEC extended for another year the deadline for non-accelerated filers to first certify compliance with Section 404.  This means that we will not have to certify compliance until December 31, 2007.  Our external independent auditors are required to attest to and report on management's assessment of internal control over financial reporting beginning December 31, 2008.  Our management and staff are working diligently toward evaluating and documenting the internal control systems in order to allow our management to report on, and our independent auditors to attest to, our internal control over financial reporting beginning December 31, 2008.  We have retained the services of a consulting firm to assist management and staff with this process and to address any material weaknesses and plan accordingly to maintain adequate processes.  Even so, there can be no assurances that the evaluation required by Section 404 will not result in the identification of significant control deficiencies or that our auditors will be able to attest to the effectiveness of our internal controls over financial reporting.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between total interest income and total interest expense.  Net interest income, adjusted to a fully taxable equivalent basis, as shown on the table- Average Balances, Yields and Rates Paid, on page 10, is higher than net interest income on the statement of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($95,066 in 2007 and $94,466 in 2006, based on a 34% federal income tax rate).

The improvement in net interest income for the three months ended March 31, 2007 (stated on a fully taxable equivalent basis) is a result of the net effect of a $1.2 million increase in interest income offset by a smaller increase in interest expense of $682,000, showing a net increase of $497,000.  This increase is a result of the 50 basis point increase in the fed funds and prime lending rates since March 31, 2006.  The Fed Funds rate increased from 4.75% as of March 31, 2006, to 5.25% as of March 31, 2007 and the prime lending rate increased from 7.75% as of March 31, 2006 to 8.25% as of March 31, 2007.  Also contributing to the increase in net interest income is the strong loan growth experienced during the first quarter and our ability to add loans at higher interest rates.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin.  In 2007, our net interest margin increased eleven basis points to 5.56%, from 5.45% for the same period in 2006.  The increase in the net interest margin is the result of loans growing faster than deposits and interest bearing liabilities.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) increased by $1.2 million to $5.0 million in the first three months of 2007, a 30.6% increase over the $3.9 million realized during the same period in 2006.

The $1.2 million increase was the result of the 100 basis point increase in the yield on earning assets to 7.84% for the three months ended March 31, 2007 from 6.84% for the same time period of 2006.  Contributing to this increase was the $31.7 million or 13.9% increase in average earning assets to $260.3 million for the first quarter of 2007.

The gain in volume of average earning assets was responsible for a $925,000 increase in interest income, and the increase in interest rates contributed $255,000, for a total increase in interest income of $1.2 million.

Interest Expense

Total interest expense for the first three months of 2007 increased by $682,000 to $1.5 million from $781,000 for the same period of 2006.  The average rate paid on all interest-bearing liabilities increased from 1.90% in 2006 to 3.08% in 2007, an increase of 118 basis points.  Average balances of interest-bearing liabilities increased from $166.9 million to $192.8 million, a 15.5% gain in interest-bearing liabilities.

The gain in volume of average balances was responsible for a $334,000 increase in interest expense and the higher interest rates paid were responsible for a $348,000 increase in interest expense for a total increase of $682,000.

Individual components of interest income and interest expense are provided in the table-Average Balances, Yields and Rates Paid on page 10.

Provision for Loan Losses

The provision for loan losses charged to operations as of March 31, 2007 was $135,000 compared to $50,000 for the same time period in 2006.  The provision for loan losses charged to operations is based on our monthly evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding.  Our analysis indicates a sufficient amount is being accrued to cover any potential loan losses, but as loans continue to grow additional provisions will be made to the allowance for loan losses as needed.

The economic climate causes some concern due to the uncertainties in the sub prime mortgage market and the potential ramifications to the entire real estate industry.  As of March 31, 2007, the non-performing assets ratio (non-performing assets/total loans) was .67% compared to .57% at March 31, 2006.  There have been $14,856 loans charged off and recoveries were $5,719 as of March 31, 2007, compared with no charge offs and $6,238 in recoveries for the same period in 2006.

Non-interest Income

Non-interest income of $550,000 increased 8.95% or $45,000 over the $505,000 recorded in the comparable period in 2006.  Of the increase, 81.1% was due to increases in service charges on deposit accounts.  Year to date income from service charges on deposit accounts has increased 11.28% or $37,000 from $324,000 in 2006 to $361,000 in 2007.  This increase was predominantly a result of increases in service charges as a result of lower balances.

Other fee income declined $7,000 or 7.6% as of March 31, 2007 from $94,000 as of March 31, 2006 to $87,000 in 2007.  The lower income is a result of a $7,000 decrease in income the bank earns from loan referrals, which decreased from $18,000 as of March 31, 2006 to $10,500 for the same period of 2007.  Also contributing to the lower other fee income was a decrease of $6,000 in merchant credit card income from $38,000 in 2006 to $32,000 in 2007.

All other non-interest income showed an 18.4% increase, or $16,000, from $85,000 in 2006 to $101,000 in 2007.  This is largely a result of an increase in the income generated by bank owned life insurance policies.  Income on the policies was $82,000 as of March 31, 2006 compared to $95,000 as of March 31, 2007.  The earnings on the policies will increase as the balances increase and if market rates increase, the income produced by these policies should also increase.

Non-interest Expense

Total non-interest expense grew $194,000 or 9.77% to $2.2 million for the first three months of 2007 compared to $2.0 million in the comparable period of 2006.  Non-interest expense on an annualized basis represented 3.19% of average total assets in 2007 compared with 3.28% in the comparable period in 2006.

Salaries and benefits increased $311,000 in 2007 and was $1.4 million for the first three months of 2007 compared to $1.1 million for the first three months of 2006.  Salaries and benefits are higher due to an adjustment made for stock option expense.  At both March 31, 2007 and 2006 total full time equivalent employees were 49.  As of March 31, 2007, assets per employee were $5.6 million compared with $5.1 million as of March 31, 2006.  Management tries to utilize efficiencies to stabilize the growth in full time equivalent employees.

Expense related to premises and equipment declined 2.3% to $244,000 in 2007 from $250,000 for the same period of 2006.  The decrease in expense in 2007 is the result of equipment being fully depreciated in 2006 and no longer showing as an expense in 2007.

Other operating expenses decreased 18.0% in 2007 to $506,000 from $617,000 in 2006, a decrease of $111,000. The decline is a result of lower professional fees due to a reversal in the accrual for director retirement expense.

Provision for Income Taxes

The provision for income taxes increased to an effective tax rate of 39.95% for the three months of 2007 compared with 35.49% for the three months of 2006.  The higher effective tax rate is a reflection of the lower ratio of municipal securities in the investment portfolio and stronger earnings.  Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

BALANCE SHEET ANALYSIS

Investments

Investment securities were $30.8 million at March 31, 2007, a 16.2% decrease from the $36.8 million at December 31, 2006 and a 28.8% decrease from $43.3 million at March 31, 2006.  The decline in the portfolio is a result of strong loan demand and the need to utilize maturing and called investments to fund loans.  We will usually maintain an investment portfolio of securities rated A or higher by Standard and Poor's and or Moody's Investors Service.  Local tax-exempt bonds are occasionally purchased without an A rating.

Securities are classified as held to maturity (HTM) if we have both the intent and the ability to hold these securities to maturity.  As of March 31, 2007, we had securities totaling $15.8 million with a market value of $15.9 million categorized as HTM.  Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.

Securities are classified as available for sale (AFS) if we intend to hold these debt securities for an indefinite period of time, but not necessarily to maturity.  Investment securities which are categorized as AFS are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity.  Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy.  Securities held in the AFS category are recorded at market value, which was $15.1 million compared to an amortized cost of $15.3 million as of March 31, 2007.

There were eleven Federal Farm Credit Bank, Federal Home Loan Bank or Federal Home Loan Mortgage Corporation securities of $11.1 million and four U.S. Treasury securities of $4.0 million in the AFS portfolio and twenty one municipal securities of $6.5 million in the HTM portfolio that were temporarily impaired as of March 31, 2007.  Of the above, there were eleven Federal Farm Credit Bank, Federal Home Loan Bank or Federal Home Loan Mortgage Corporation securities of $11.1 million and four U. S. Treasury securities of $4.0 million in the AFS portfolio and sixteen municipal securities of $5.1 million in the HTM portfolio that have been in a continuous loss position for twelve months or more as of March 31, 2007.  The primary cause of the impairment of these securities is interest rate volatility inherent in a rising rate environment which causes the market value of the security to decline.  We understood the potential market risks at the time of acquisition and determined the benefit of the higher interest rates received at the time of purchase more than offset the potential deterioration in value.  It is our intent to carry the securities to maturity date, at which time we will receive face value for the securities at no loss.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses to the income statement are recognized upon sale, or at such time as management determines that a permanent decline in value exists.  In our opinion, there was no investment in securities at March 31, 2007 that constituted a material credit risk.  The lower market value to amortized costs was a result of the increase in market interest rates and not an indication of lower credit quality.

Loans

Our loan portfolio was $225.7 million at March 31, 2007, or 100.4% of total deposits. This compares with $219.6 million, or 94.3% of total deposits, at December 31, 2006 and $184.6 million, or 83.0% of total deposits, at March 31, 2006.  A comparative schedule of average loan balances is presented in the table on page 10; period-end and year-end balances are presented in the following table.

	March 31, 2007	Percentage of Total	December 31, 2006	Percentage of Total	March 31, 2006	Percentage of Total

Commercial	$153,985,571	68.1%	$146,573,119	66.6%	$127,641,802	68.9%
Consumer	27,959,989	12.4%	27,797,562	12.6%	23,487,299	12.7%
Real estate construction	26,941,725	11.9%	28,590,367	13.0%	18,797,449	10.2%
Real estate mortgage	17,236,128	7.6%	17,154,768	7.8%	15,158,886	8.2%
Leases	31,163	0.0%	36,030	0.0%	55,407	0.0%
	226,154,576	100.0%	220,151,846	100.0%	185,140,843	100.0%
Deferred loan fees and costs, net	(495,561)		(544,184)		(504,356)
Allowance for loan and lease losses	(3,402,835)		(3,276,972)		(2,832,745)

	$222,256,180		$216,330,690		$181,803,742

Risk Elements

The majority of our loan activity is with customers located within Sonoma County.  Approximately 90.0% of the total loan portfolio is secured by real estate located in our service area.  Significant concentrations of credit risk may exist if a number of loan customers are engaged in similar activities and have similar economic characteristics.  We believe we have policies in place to identify problem loans and to monitor concentrations of credits.

Based on its risk management review and a review of its loan portfolio, management believes that its allowance for loan losses for the quarter ending March 31, 2007, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the loan loss reserve cannot be determined with precision, but is subject to periodic review, and could be susceptible to significant change in future periods.

Non-Performing Assets

Management classifies all loans as non-accrual loans when they become more than 90 days past due as to principal or interest, or when the timely collection of interest or principal becomes uncertain, if earlier, unless they are adequately secured and in the process of collection.

A loan remains in a non-accrual status until both principal and interest have been current for six months and meets cash flow or collateral criteria, or when the loan is determined to be uncollectible and is charged off against the allowance for loan losses, or in the case of real estate loans, is transferred to other real estate owned.  A loan is classified as a restructured loan when the interest rate is reduced, when the term is extended beyond the original maturity date, or other concessions are made, because of the inability of the borrower to repay the loan under the original terms.

There were $1.5 million non-accrual loans and no loans 90 days or more past due and still accruing at March 31, 2007 up from $971,000 million non-accrual loans and no loans 90 days or more past due and still accruing at March 31, 2006.  There was $338,450 in non-accrual loans 90 days or more past due at March 31, 2007 and $164,000 loans in non-accrual status and 90 days or more past due as of March 31, 2006.

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

Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated. However, as of March 31, 2007 we believe overall allowance for loan losses is adequate based on our analysis of conditions at that time.

At March 31, 2007, the allowance for loan losses was $3.4 million, or 1.51% of period-end loans, compared with $3.3 million, or 1.49% at December 31, 2006 and $2.8 million, or 1.53% at March 31, 2006.

An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.

	For the Three Months Ended 3/31/07	For the Year Ended 12/31/06	For the Three Months Ended 3/31/06
Balance beginning of year	$3,276,972	$2,776,507	$2,776,507
Charge-offs:
Commercial	0	(6,593)	0
Consumer	(14,856)	(12,262)	0
Total charge-offs	(14,856)	(18,855)	0
Recoveries:
Commercial	5,269	17,668	6,082
Consumer	450	1,652	156
Total recoveries	5,719	19,320	6,238

Net recoveries (charge-offs)	(9,137)	465	6,238
Provision charged to operations	135,000	500,000	50,000
Balance end of period	$3,402,835	$3,276,972	$2,832,745

Ratio of net charge-offs annualized to average loans	0.02%	0.00%	-0.01%

Balance in allowance as a percentage of loans	1.51%	1.49%	1.53%
outstanding at period end

Deposits

A comparative schedule of average deposit balances is presented in the table on page 10; period end and year-end deposit balances are presented in the following table.

	March 31, 2007	Percentage of Total	December 31, 2006	Percentage of Total	March 31, 2006	Percentage of Total

Interest-bearing transaction deposits	$31,070,263	13.8%	$29,983,572	12.9%	$30,890,134	13.9%
Savings deposits	77,869,582	34.7%	72,346,136	31.1%	73,355,289	33.0%
Time deposits, $100,000 and over	37,602,997	16.7%	44,067,435	18.9%	36,831,872	16.5%
Other time deposits	27,952,516	12.4%	27,629,801	11.9%	26,306,510	11.8%
Total interest-bearing deposits	174,495,358	77.6%	174,026,944	74.8%	167,383,805	75.2%
Demand deposits	50,309,251	22.4%	58,740,471	25.2%	55,181,969	24.8%
Total deposits	$224,804,609	100.0%	$232,767,415	100.0%	$222,565,774	100.0%

Total deposits decreased by $8.0 million (3.42%) during the 3 months of 2007 to $224.8 million from $232.8 million at December 31, 2006 and increased by 1.0% from $222.6 million as of March 31, 2006.  Other time deposits, interest bearing checking and savings deposits showed increases over year end 2006.  Other time deposits showed growth of 1.2% or $0.3 million and were $27.9 million as of March 31, 2007 compared to $27.6 million at year end 2006.  Savings deposits of $77.9 million increased $5.5 million or 7.6% from $72.4 million at December 31, 2006. Interest bearing checking deposits grew $1.1 million or 3.62% from $30.0 million as of December 31, 2006 to $31.1 million during the first three months of 2007.

Time deposits greater than $100,000 showed a decline of $6.5 million (14.7%) from $44.1 million as of December 31, 2006 to $37.6 million as of March 31, 2007.  Non interest bearing demand deposits showed a decrease of $8.4 million or 14.4% from $58.7 million in December to $50.3 million as of March 31, 2007.  Much of the decline in the time deposits was anticipated as they were known to be short term deposits with the funds needed by the depositor.

Capital

Our subsidiary, Sonoma Valley Bank (the “Bank”) is subject to FDIC regulations governing capital adequacy.  The FDIC has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.  Under the current guidelines, as of March 31, 2007, the Bank was required to have minimum Tier 1 and total risk-based capital ratios of 4% and 8%, respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier 1 and total risk-based capital ratios to be 6% and 10%, respectively.

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

Based on the FDIC's guidelines, the Bank's total risk-based capital ratio at March 31, 2007 was 10.98% and its Tier 1 risk-based capital ratio was 9.73%.  The Bank's leverage ratio was 9.19%.  All the ratios exceed the minimum guidelines of 8.00%, 4.00% and 4.00%, respectively.  Our total risk based capital, Tier 1 risk based capital and leverage ratios at March 31, 2007, were 11.53%, 10.28% and 9.72%, respectively.

In February 2001, we approved a program to repurchase Sonoma Valley Bancorp stock up to $1.0 million and in August 2002 we approved the repurchase of an additional $1.0 million of Sonoma Valley Bancorp stock.  As of December 31, 2005, $1,580,162 had been repurchased and retired, net of options which were exercised and then subsequently repurchased and retired.  In February 2006 we approved the repurchase of 60,000 shares of Sonoma Valley Bancorp stock and in October 2006 we approved an additional 60,000 shares of Sonoma Valley Bancorp stock.  As of December 31, 2006, 55,028 shares were repurchased and retired and as of March 31, 2007 11,121 shares have been repurchased and retired.  Refer to page 12, for a discussion of the changes in capital and page 6 for the table of “Changes in Shareholders’ Equity.”

We believe that the Bank's current capital position, which exceeds guidelines established by industry regulators, is adequate to support our business.

Off Balance Sheet Commitments

Our off balance sheet commitments consist of commitments to extend credit and standby letters of credit.  These commitments are extended to customers in the normal course of business.  Unfunded loan commitments were $56.6 million at March 31, 2007 and $50.8 million at March 31, 2006. Standby letters of credit outstanding were $338,000 at March 31, 2007 and $338,000 at March 31, 2006.  We also have contractual obligations consisting of operating leases for various facilities and payments to participants under our supplemental executive retirement plan and deferred compensation plan.

Liquidity Management
Our liquidity is determined by the level of assets (such as cash, federal funds sold and available-for-sale securities) that are readily convertible to cash to meet customer withdrawal and borrowing needs.  Deposit growth also contributes to our liquidity.  Our liquidity position is reviewed by management on a regular basis to verify that it is adequate to meet projected loan funding and potential withdrawal of deposits.  We have a comprehensive Asset and Liability Policy which it uses to monitor and determine adequate levels of liquidity.  At March 31, 2007, our total liquidity ratio (adjusted liquid assets to deposits and short term liabilities) was 12.9% compared to 16.0% and 21.5% at December 31, 2006 and March 31, 2006, respectively.  Management expects that liquidity will remain adequate throughout 2007, with deposit growth, security maturities and borrowing capacity offsetting the loan growth we are experiencing.  Any excess funds will be invested in quality liquid assets, such as U.S. Treasury and Agency securities.

Market Risk Management

Overview.  Market risk is the risk of loss from adverse changes in market prices and rates.  Our market risk arises primarily from interest rate risk inherent in our loan and deposit functions.  The goal for managing the assets and liabilities is to maximize shareholder value and earnings while maintaining a high quality balance sheet without exposing us to undue interest rate risk.  Our Board has overall responsibility for the interest rate risk management policies.  The Bank has an Asset and Liability Management Committee (ALCO) that establishes and monitors guidelines to control the sensitivity of earnings to changes in interest rates.

Asset/Liability Management.  Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits and investing in securities.  Interest rate risk is the primary market risk associated with asset/liability management.  Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities.  To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. When interest rates increase, the market value of securities held in the investment portfolio declines.  Generally, this decline is offset by an increase in earnings.  When interest rates decline, the market value of securities increases while earnings decrease due to the Bank's asset sensitivity caused by the variable rate loans.  Usually we are able to mitigate risks from changes in interest rates with this balance sheet structure.  At the present time, the market is experiencing an anomaly from historical norms.  While short term rates have increased about 38 basis points over the past year as a result of the Federal Open Market Committee increasing the Fed Funds target rate from 4.75% to 5.25%, a 50 basis point increase, the long term interest rates have only increased about 8 basis points when comparing March 2007 to March 2006.  The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin and market value of equity under changing interest environments.  The Bank uses simulation models to forecast earnings, net interest margin and market value of equity.

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes.  Using computer-modeling techniques, we are able to estimate the potential impact of changing interest rates on earnings.  A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base.  The forecast balance sheet is processed against five interest rate scenarios.  The scenarios include 100 and 200 basis point rising rate forecasts, a flat rate forecast and 100 and 200 basis point falling rate forecasts which take place within a one year time frame.  The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon.  Our 2007 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from March 31, 2007 balances.  The following table summarizes the effect on net interest income (NII) of "100 and "200 basis point changes in interest rates as measured against a constant rate (no change) scenario.

Interest Rate Risk Simulation of Net Interest Income as of March 31, 2007
(In thousands)

Variation from a constant rate scenario	$ Change in NII
+200bp	$(235)
+100bp	$(127)
-100bp	$(320)
-200bp	$(750)

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

A positive cumulative gap may be equated to an asset sensitive position.  An asset sensitive position in a rising interest rate environment will cause a bank's interest rate margin to expand.  This results as floating or variable rate loans reprice more rapidly than fixed rate certificates of deposit that reprice as they mature over time.  Conversely, a declining interest rate environment will cause the opposite effect.  A negative cumulative gap may be equated to a liability sensitive position.  A liability sensitive position in a rising interest rate environment will cause a bank's interest rate margin to contract, while a declining interest rate environment will have the opposite effect.  The table above shows net interest income declining both when rates increase and when rates decline.  Although we are usually asset sensitive which would cause the Bank’s net interest margin to expand, the negative change in net interest income shows both in a rising and declining rate environment.  The decline in the rising rate environment is a result of management’s conservative evaluation of the pressure to increase rates on deposits, which temporarily causes the decline in the net interest margin.

The following table sets forth the dollar amounts of maturing and/or repricing assets and liabilities for various periods. This does not include the impact of prepayments or other forms of convexity caused by changing interest rates.  Historically, this has been immaterial and estimates for them are not included.

We have more liabilities than assets repricing during the next year. Usually because our asset rates change more than deposit rates, our interest income will change more than the cost of funds when rates change.  For the current quarter, we are making a more conservative assumption.  Historically, we have been able to raise deposit rates with a lag to loan rate increases, however loan rates have remained flat and market demands are creating pressure to raise interest rates on deposits.  Therefore, for a period of time, we have chosen to use the simulation to forecast deposits rates rising quite rapidly.  This causes the net interest margin to shrink and net interest income to decline in both a rising and falling rate environment.  The table below indicates that we are liability sensitive throughout the next year.  At the end of the twelve month cycle, the rate sensitive gap shows $51.7 million more in liabilities than assets repricing.

We control long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of March 31, 2007 for our interest-bearing assets and interest-bearing liabilities, and our interest rate sensitivity gap as a percentage of total interest-earning assets.  Of the $129.3 million in fixed rate assets over 12 months, shown in the table below, $27.2 million are long term assets over five years.  This $27.2 million compares favorably to the $77.5 million in demand and core deposits and equity.

MARCH 31, 2007	Immediate Reprice	Up to 3 Months	4 to 6 Months	7 to 12 Months	Over 12 Months	Total
FFS + overnight IBB	$338					$338
Securities + Other IBB	0	$3,983	$2,183	$4,367	$20,311	30,844
Loans	63,869	10,560	13,546	25,315	108,966	222,256
Total RSA	$64,207	$14,543	$15,729	$29,682	$129,277	$253,438

MMDA/NOW/SAV	$108,940					$108,940
CD’s <$100k	0	$7,635	$8,767	$8,767	$2,784	27,953
CD’s>$100k	0	10,206	19,222	4,806	3,369	37,603
Borrowings	7,500	0	0	0	10,000	17,500
Total RSL	$116,440	$17,841	$27,989	$13,573	$16,153	$191,996

GAP	$(52,233)	$(3,298)	$(12,260)	$16,109	$113,124	$61,442
Cumulative	$(52,233)	$(55,531)	$(67,791)	$(51,682)	$61,442
% Assets	-19.0%	-20.2%	-24.7%	-18.8%	22.4%

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

The Bank has only moderate market risk in investments because the average maturity in the portfolio is not very long, except for municipals, which are held to maturity (see page 15 for discussion of investments).  The portfolio should decline in value only about 2.1% or $637,000 for a 1% increase in rates.  The gain in value if rates fall would be somewhat less, because there are some callable bonds.  Marking-to-market available for sale securities when rates change would add only modest volatility to a strong level of equity.  This market risk acts to offset the interest rate risk (i.e. if rates decline and NIM is squeezed, there would be a concurrent gain in the value of securities).

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information regarding Quantitative and Qualitative Disclosures about Market Risk appears on page 21 through 24 under the caption AManagement's Discussion and Analysis of Consolidated Financial Condition and Results of Operations B Market Risk Management@ and is incorporated herein by reference.

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

During the quarter ended March 31, 2007, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or, are reasonably likely to materially affect our internal controls over financial reporting.

Part II

Item 1.	LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings arising in the ordinary course of business.  We are not currently a party to, nor is any of its properties the subject of, any material pending legal proceedings.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following chart summarizes our repurchases of common shares as part of our publicly announced repurchase plan.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (1) (2)
Month #1: 1/1/07- 1/31/07	566	$27.76	566	$64,406
Month #2: 2/1/07- 2/28/07	10,555	$28.39	10,555	$53,851
Month #3: 3/1/07– 3/31/07	0	$.00	0	$.00
Total	11,121	$28.36	11,121	$53,851

(1)	On January 17, 2001 a repurchase program was approved up to $1,000,000. On August 21, 2002 an additional $1,000,000 was approved. No expiration.
(2)	On February 15, 2006, 60,000 shares were approved for repurchase and on October 18, 2006 an additional 60,000 shares were approved for repurchase. No expiration.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOMA VALLEY BANCORP
(Registrant)

Date:	May 11, 2007	/s/ Mel Switzer, Jr.
Mel Switzer, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2007	/s/ Mary Dieter Smith
Mary Dieter Smith
Executive Vice President and Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)