Form 10-Q
period 2007-06-30
SONOMA VALLEY BANCORP
filed 2007-08-08
CIK 1120427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2007

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

Yes ☐                                           No  ☒

The number of shares outstanding of the registrant's Common Stock, no par value, as of August 1, 2007 was 2,257,015.

PART I

Item 1.  The information furnished in these interim statements reflects all adjustments and accruals which are, in the opinion of management, necessary for a fair statement of the results for such periods.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

FINANCIAL STATEMENTS
SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2007 (Unaudited), December 31, 2006 (Audited)
and June 30, 2006 (Unaudited)
	June 30, 2007	December 31, 2006	June 30, 2006
ASSETS
Cash and due from banks	$6,749,796	$6,159,931	$6,058,585
Interest-bearing due from banks	180,935	1,292,325	28,262
Total cash and cash equivalents	6,930,731	7,452,256	6,086,847
Investment securities available-for-sale at fair value	11,078,887	20,991,232	24,821,542
Investment securities held-to-maturity (fair value of $15,784,619, $15,951,553 & $15,603,131 respectively)	15,875,285	15,804,421	15,703,809
Loans and lease financing receivables, net	233,667,597	216,330,690	203,120,698
Premises and equipment, net	839,234	949,224	1,082,621
Accrued interest receivable	1,718,246	1,671,618	1,523,958
Cash surrender value of life insurance	10,137,352	9,587,306	9,405,245
Other assets	5,323,639	4,867,187	4,636,920
Total assets	$285,570,971	$277,653,934	$266,381,640
LIABILITIES
Noninterest-bearing demand deposits	$52,274,181	$58,740,471	$54,729,699
Interest-bearing transaction deposits	28,910,157	29,983,572	30,941,130
Savings and money market deposits	75,134,262	72,346,136	68,693,834
Time deposits, $100,000 and over	40,834,649	44,067,435	37,745,335
Other time deposits	29,448,446	27,629,801	26,450,208
Total deposits	226,601,695	232,767,415	218,560,206
Other borrowings	26,300,000	12,600,000	17,800,000
Accrued interest payable and other liabilities	5,761,494	5,882,448	5,140,304
Total liabilities	258,663,189	251,249,863	241,500,510
SHAREHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; 2,261,936 shares at June 30, 2007, 2,283,047 shares at December 31, 2006 and 2,245,611 shares at June 30, 2006 issued and outstanding	15,528,312	15,479,556	15,383,877
Additional paid-in capital	2,472,873	1,872,648	1,466,832
Retained earnings	9,014,327	9,206,716	8,374,521
Accumulated other comprehensive loss	(107,730)	(154,849)	(344,100)
Total shareholders' equity	26,907,782	26,404,071	24,881,130
Total liabilities and shareholders' equity	$285,570,971	$277,653,934	$266,381,640

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
INTEREST INCOME
Loans and leases	$4,897,959	$3,848,073	$9,503,765	$7,135,537
Taxable securities	120,246	217,616	275,677	463,107
Tax-exempt securities	154,670	149,749	308,250	300,861
Federal funds sold	11,223	8,965	17,675	74,102
Dividends	15,460	10,978	32,253	21,199
Total interest income	5,199,558	4,235,381	10,137,620	7,994,806
INTEREST EXPENSE
Interest-bearing transaction deposits	12,558	12,835	24,275	25,836
Savings and money market deposits	457,745	305,025	923,820	549,284
Time deposits, $100,000 and over	466,664	352,250	910,299	662,394
Other time deposits	326,342	237,869	621,704	450,825
Other borrowings	296,348	123,431	542,486	123,905
Total interest expense	1,559,657	1,031,410	3,022,584	1,812,244
NET INTEREST INCOME	3,639,901	3,203,971	7,115,036	6,182,562
Provision for loan and lease losses	290,000	240,000	425,000	290,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	3,349,901	2,963,971	6,690,036	5,892,562
NON-INTEREST INCOME	579,330	519,752	1,129,118	1,024,386
NON-INTEREST EXPENSE
Salaries and employee benefits	1,338,658	1,156,326	2,786,501	2,293,020
Premises and equipment	242,074	253,496	486,555	503,703
Other	692,964	562,975	1,198,951	1,180,084
Total non-interest expense	2,273,696	1,972,797	4,472,007	3,976,807
Income before provision for income taxes	1,655,535	1,510,926	3,347,147	2,940,141
Provision for income taxes	582,377	541,665	1,258,091	1,048,827
NET INCOME	$1,073,158	$969,261	$2,089,056	$1,891,314

NET INCOME PER SHARE	$.48	$.43	$.93	$.84
NET INCOME PER SHARE ASSUMING DILUTION	$.46	$.41	$.89	$.80

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the six months ended June 30, 2007 (Unaudited), and the years ended
December 31, 2006 (Audited) and 2005 (Audited)
	Comprehensive	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Income	Shares	Amount	Capital	Earnings	(Loss)Income	Total
BALANCE AT JANUARY 1, 2005		2,142,104	$14,512,665	$1,016,275	$5,295,732	$(143,512)	$20,681,160
Redemption and retirement of stock		(5,616)	(41,165)		(72,503)		(113,668)
Stock options exercised and related tax benefits		68,461	532,635	132,337			664,972
Cash dividend					(1,078,001)		(1,078,001)
Stock options granted				103,680			103,680
Net income for the year	$3,348,529				3,348,529		3,348,529
Other comprehensive income, net of tax: Unrealized holding losses on secuirities available- for-sale arising during the year, net of taxes of $116,709	(166,879)
Other comprehensive income, net of taxes	(166,879)					(166,879)	(166,879)
Total comprehensive income	$3,181,650
BALANCE AT DECEMBER 31, 2005		2,204,949	15,004,135	1,252,292	7,493,757	(310,391)	23,439,793
Redemption and retirement of stock		(55,028)	(410,308)		(1,025,843)		(1,436,151)
Stock options exercised and related tax benefits		104,126	885,729	438,757			1,324,486
Cash dividend					(1,252,957)		(1,252,957)
Stock options granted				100,224			100,224
Restricted stock granted		29,000		81,375			81,375
Net income for the year	$3,991,759				3,991,759		3,991,759
Other comprehensive income, net of tax: Unrealized holding gains on secuirities available- for-sale arising during the year, net of taxes of $108,781	155,542
Other comprehensive income, net of taxes	155,542					155,542	155,542
Total comprehensive income	$4,147,301

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)

For the six months ended June 30, 2007 (Unaudited), and the years ended
December 31, 2006 (Audited) and 2005 (Audited)

	Comprehensive	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Income	Shares	Amount	Capital	Earnings	(Loss)Income	Total
BALANCE AT DECEMBER 31, 2006		2,283,047	$15,479,556	$1,872,648	$9,206,716	$(154,849)	$26,404,071

Redemption and retirement of stock		(70,912)	(486,440)		(1,585,557)		(2,071,997)
Stock options exercised and related related tax benefits		49,801	535,196	327,233			862,429
Cash dividend					(695,888)		(695,888)
Stock options granted				175,253			175,253
Restricted stock granted				97,739			97,739
Net income for the year	$2,089,056				2,089,056		2,089,056
Other comprehensive income, net of tax: Unrealized holding gains on secuirities available- for-sale arising during the year, net of taxes of $32,953	47,119
Other comprehensive income, net of taxes	47,119					47,119	47,119
Total comprehensive income	$2,136,175
BALANCE AT JUNE 30, 2007		2,261,936	$15,528,312	$2,472,873	$9,014,327	$(107,730)	$26,907,782

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the six months ended June 30, 2007 and 2006

	2007	2006
OPERATING ACTIVITIES
Net income	$2,089,056	$1,891,314
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	425,000	290,000
Depreciation	126,514	146,011
Amortization and other	27,498	73,247
Stock options and restricted stock vested	272,992	51,346
Net change in interest receivable	(46,628)	(123,703)
Net change in cash surrender value of life insurance	(200,046)	(165,806)
Net change in other assets	(112,636)	(282,173)
Net change in interest payable and other liabilities	(120,954)	275,947
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,460,796	2,156,183
INVESTING ACTIVITIES
Purchases of securities held-to-maturity	(101,751)	0
Purchases of securities available-for-sale	(4,195)	(38,923)
Proceeds from maturing securities held-to-maturity	0	750,000
Proceeds from maturing securities available-for-sale	10,000,000	9,050,000
Net change in loans and leases	(17,761,907)	(34,992,613)
Purchases of premises and equipment	(16,523)	(49,966)
Purchases of life insurance	(350,000)	0
NET CASH USED FOR INVESTING ACTIVITIES	(8,234,376)	(25,281,502)
FINANCING ACTIVITIES
Net change in demand, interest-bearing transaction and savings deposits	(4,751,579)	(4,900,390)
Net change in time deposits	(1,414,141)	7,701,829
Stock repurchases	(2,071,997)	(635,919)
Cash dividend paid	(695,888)	(562,566)
Net change in FHLB borrowings	13,700,000	17,800,000
Stock options exercised	485,660	730,871
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,252,055	20,133,825
NET CHANGE IN CASH AND CASH EQUIVALENTS	(521,525)	(2,991,494)
Cash and cash equivalents at beginning of period	7,452,256	9,078,341
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,930,731	$6,086,847
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$3,021,615	$1,790,205
Income taxes	$765,000	$855,000
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Net change in unrealized gains and losses on securities	$80,072	$(57,284)
Net change in deferred income taxes on unrealized gains and losses on securities	$(32,953)	$23,575

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007
(Unaudited)
Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Sonoma Valley Bancorp and Subsidiary (the "Company") at June 30, 2007 and results of operations for the three and six months then ended.

Certain information and footnote disclosures presented in our annual financial statements are not included in these interim financial statements.  Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2006 Annual Report on Form 10-K.  The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results through December 31, 2007.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Sonoma Valley Bancorp and its wholly owned subsidiary, Sonoma Valley Bank.  All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Commitments

We had no outstanding performance letters of credit at June 30, 2007 and June 30, 2006.

Note 4 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding.  The weighted average number of common shares used in computing the net income per common share for the period ending June 30, 2007 was 2,257,213 and for the period ending June 30, 2006 was 2,244,308.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding.  The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending June 30, 2007 was 2,340,768 and for the period ending June 30, 2006 was 2,355,533.

Note 5 - Stock Option Accounting

We have a stock-based employee and director compensation plan.  Prior to January 1, 2003, we accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based compensation cost is reflected in net income for stock options granted prior to January 1, 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003.  Options were granted in 2004 and 2007 under the fair value method.  Awards under our plan vest over five years.  The cost related to stock-based employee compensation is included in the determination of net income for the quarters ended June 30, 2007 and 2006.

Note 6 - Employee Benefit Plans

We provide retirement plans to its key officers and directors.  The plans are unfunded and provide for payment to the officers and directors specified amounts for specified periods after retirement.  The amount of pension expense related to this plan, and the components of pension expense for the six months ended June 30, 2007 and 2006 are as follows:

	Directors		Officers
	2007	2006	2007	2006
Service cost	$(100,949)	$13,387	$125,999	$154,301
Interest cost on projected benefit obligation	(59,336)	20,747	40,299	(18,973)
Amortization of unrecognized liability at transition	31,855	9,802	99,325	113,390
Net periodic pension cost recognized	$(128,430)	$43,936	$265,623	$248,718

SONOMA VALLEY BANCORP
AVERAGE BALANCES/YIELDS AND RATES PAID
For the six months ended June 30, 2007 and 2006

	2007			2006
ASSETS	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans(2):
Commercial	$152,697,374	$6,268,267	8.28%	$129,506,682	$4,998,637	7.78%
Consumer	27,855,006	1,271,970	9.21%	23,504,565	939,155	8.06%
Real estate construction	28,882,815	1,251,468	8.74%	16,329,109	628,164	7.76%
Real estate mortgage	17,894,432	647,950	7.30%	14,727,531	501,955	6.87%
Tax exempt loans (1)	2,313,765	94,336	8.22%	2,413,275	98,315	8.22%
Leases	30,838	1,849	12.09%	47,055	2,737	11.73%
Unearned loan fees	(502,371)			(521,845)
Total loans	229,171,859	9,535,840	8.39%	186,006,372	7,168,963	7.77%
Investment securities
Available for sale:
Taxable	15,478,259	276,289	3.60%	27,711,292	457,128	3.33%
Hold to maturity:
Taxable	0	0	0.00%	353,649	5,128	2.92%
Tax exempt (1)	15,833,620	467,044	5.95%	15,989,264	455,850	5.75%
Total investment securities	31,311,879	743,333	4.79%	44,054,205	918,106	4.20%
Federal funds sold	135,359	3,506	5.22%	3,324,613	74,102	4.49%
FHLB stock	1,323,471	31,641	4.82%	965,649	21,074	4.40%
Total due from banks/interest-bearing	545,551	14,169	5.24%	44,826	977	4.40%
Total interest-earning assets	262,488,119	$10,328,489	7.93%	234,395,665	$8,183,222	7.04%
Noninterest-bearing assets:
Reserve for loan losses	(3,467,649)			(2,852,545)
Cash and due from banks	5,700,009			6,231,577
Premises and equipment	895,963			1,143,444
Other assets	15,355,485			14,171,854
Total assets	$280,971,927			$253,089,995
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest- bearing deposits
Interest-bearing transaction	$29,760,656	$24,275	0.16%	$31,270,100	$25,836	0.17%
Savings deposits	76,461,162	923,820	2.44%	72,933,759	549,284	1.52%
Time deposits over $100,000	39,265,155	910,299	4.68%	35,408,931	662,394	3.77%
Other time deposits	28,294,316	621,704	4.43%	25,936,927	450,825	3.51%
Total interest-bearing deposits	173,781,289	2,480,098	2.88%	165,549,717	1,688,339	2.06%
Federal funds purchased				0	0	0.00%
Long term debit & other borrowings	21,040,525	542,486	5.20%	5,028,729	123,905	4.97%
Total interest-bearing liabilities	194,821,814	$3,022,584	3.13%	170,578,446	$1,812,244	2.14%
Non interest-bearing liabilities:
Non interest-bearing demand deposits	53,384,933			53,275,437
Other liabilities	5,599,916			4,801,067
Shareholders' equity	27,165,264			24,435,045
Total liabilities and shareholders' equity	$280,971,927			$253,089,995
Interest rate spread			4.80%			4.90%
Interest income		$10,328,489	7.93%		$8,183,222	7.04%
Interest expense		3,022,584	2.32%		1,812,244	1.56%
Net interest income/margin		$7,305,905	5.61%		$6,370,978	5.48%

(1)	Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2007 and 2006.
(2)
Non accrual loans have been included in loans for the purposes of the above presentation.  Loan fees of approximately $273,773 and $173,613 for the six months ended June 30, 2007 and 2006, respectively, were amortized to the appropriate interest income categories.

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

For the Six Month Periods
Ended June 30, 2007 and 2006

Overview

We reported net income of $2,089,056 for the six months ended June 30, 2007 compared with $1,891,314 for the six months ended June 30, 2006.   The $197,742 increase in net income is largely attributable to loan growth outpacing deposit growth which generated an increase in net interest income of $932,474.  On a per share basis, net income equaled $.93 compared with $.84 per share during the same period in 2006.

Return on average total assets on an annualized basis for the six-month period was 1.50% in 2007 and 1.51% in 2006.  The decline in the return on assets is the result of the $197,742 or 10.5% growth in net income compared to stronger growth of $27.9 million or 11.0% in average assets from $253.1 million in 2006 to $281.0 million as of June 30, 2007.  Return on average shareholders' equity on an annualized basis at the end of the second quarter 2007 and 2006 was 15.51% and 15.61%, respectively.  The lower return on equity is the result of equity growing faster than income.  Average equity grew $2.7 million or 11.2% from $24.4 million as of June 30, 2006 to $27.2 million as of June 30, 2007.

At June 30, 2007, total assets were $285.6 million, a 2.85% increase over $277.7 million as of December 31, 2006 and a 7.2% increase over $266.4 million as of June 30, 2006.  We showed loans of $237.4 million at June 30, 2007 compared with $219.6 million and $206.2 million as of December 31, 2006 and June 30, 2006, increases of 8.1% and 15.1%, respectively.  Deposits declined 2.6% or $6.2 million from $232.8 million as of December 31, 2006 and increased $8.0 million or 3.7% from $218.6 as of June 30, 2006 to $226.6 million as of June 30, 2007.  The decline in deposits is a result of customers moving funds into higher yielding investments located at other financial institutions.  The loan-to-deposit ratio increased to 104.7% at June 30, 2007 from 94.3% at December 31, 2006 and 94.3% at June 30, 2006.

Total shareholders= equity increased by $503,711 or 1.91% during the six months ended June 30, 2007.  At June 30, 2007, we reported net income of $2,089,056.  In March, we paid out $695,888 for cash dividends declared in February 2007.   In 2004, stock options were granted to senior employees with a fifth of the options vesting each year over a five-year period.  In 2007, 13,500 options vested which increased equity by $175,253 year to date.    In July 2006, 26,000 restricted stock options were granted to senior employees with a fifth of the options vesting each year over a five-year period and 3,000 restricted stock options were granted to a senior employee with a third of the options vesting over a three-year period.  In 2007, equity was increased by $97,739 to reflect the expense for these options. The net income figure of $2,089,056 reflects an expense for the stock options of $175,253 and restricted stock options of $97,739, therefore the net effect of the stock option transactions relative to equity was zero.  Directors exercised 41,697 options which added $328,102 to the capital accounts.  The tax benefit of these options was $376,769, which also increased equity.  Officers exercised 8,104 options which added $157,558 to the capital accounts. The tax benefit was $9,386, which also increased equity.  During the six months ended June 30, 2007 we repurchased 70,912 shares which lowered equity by $2,071,997.  The net effect of this activity results in capital of $26,907,782 as of June 30, 2007, compared to capital of $26,404,071 as of December 31, 2005.  See pages 5 and 6 for detail of “Changes in Shareholders’ Equity”.

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between total interest income and total interest expense.  Net interest income, adjusted to a fully taxable equivalent basis, as shown on the table- Average Balances, Yields and Rates Paid, on page 10, is higher than net interest income on the statement of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($190,869 in 2007 and $188,416 in 2006, based on a 34% federal income tax rate).

The improvement in net interest income for the six months ended June 30, 2007 (stated on a fully taxable equivalent basis) is a result of the net effect of a $2.1 million increase in interest income offset by an increase in interest expense of $1.2 million, showing a net increase of $935,000.  Although the Fed Funds rate and Wall Street Journal prime interest rate remain unchanged, the strong loan growth of 8.1% to $237.4 million in loans in addition to a drop in deposits to $226.6 million or a decrease of 2.6% account for an increase in net interest income.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin.  In 2007, our net interest margin increased thirteen basis points to 5.61%, from 5.48% for the same period in 2006.  The increase in the net interest margin is the result of loans growing faster than deposits and interest bearing liabilities.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) increased by $2.1 million to $10.3 million in the first six months of 2007, a 26.2% increase over the $8.2 million realized during the same period in 2006.

The $2.1 million increase was the result of the 89 basis point increase in the yield on earning assets to 7.93% for the six months ended June 30, 2007 from 7.04% for the same time period of 2006.  Contributing to this increase was the $28.1 million or 12.0% increase in average earning assets to $262.5 million for the first six months of 2007.

The gain in volume of average earning assets was responsible for a $1.5 million increase in interest income, and the increase in interest rates contributed $625,000, for a total increase in interest income of $2.1 million.

Interest Expense

Total interest expense for the first six months of 2007 increased by $1.2 million to $3.0 million from $1.8 million for the same period of 2006.  The average rate paid on all interest-bearing liabilities increased from 2.14% in 2006 to 3.13% in 2007, an increase of 99 basis points.  Average balances of interest-bearing liabilities increased from $170.6 million to $194.8 million, a 14.2% gain in interest-bearing liabilities.

The gain in volume of average balances was responsible for a $595,000 increase in interest expense and the higher interest rates paid were responsible for a $615,000 increase in interest expense for a total increase of $1.2 million.

Individual components of interest income and interest expense are provided in the table-Average Balances, Yields and Rates Paid on page 10.

Provision for Loan Losses

The provision for loan losses charged to operations as of June 30, 2007 was $425,000 compared to $290,000 for the same time period in 2006.  The provision for loan losses charged to operations is based on our monthly evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding. We experienced strong loan growth during the first six months of 2007 and we anticipate that loan growth will continue, requiring that additional provisions may be made for loan losses.  Additionally, there are regulatory concerns about concentrations of commercial real estate loans among many financial institutions.  The Company does have a concentration of commercial real estate loans and although the loans are adequately collateralized, management determined that it would be prudent to increase the provision. Our analysis indicates a sufficient amount is being accrued to cover any potential loan losses, but as loans continue to grow additional provisions will be made to the allowance for loan losses as needed.

The economic climate causes some concern due to the uncertainties in the sub prime mortgage market and the potential ramifications to the entire real estate industry.  As of both June 30, 2007 and June 30, 2006, the non-performing assets ratio (non-performing assets/total loans) was .51%. There have been $14,856 loans charged off and recoveries were $8,424 as of June 30, 2007, compared with $9,559 in  charge offs and $9,504 in recoveries for the same period in 2006.

Non Interest Income

Non-interest income of $1.1 million increased 10.2% or $105,000 over the $1.0 million recorded in the comparable period in 2006.  Of the increase, 50.2% was due to increases in service charges on deposit accounts.  Year to date income from service charges on deposit accounts has increased 8.0% or $53,000 from $661,000 in 2006 to $714,000 in 2007.  This increase was predominantly a result of increases in service charges as a result of lower balances.

Other fee income has shown an increase at June 30, 2007 of 7.0% or $13,000 from $190,000 as of June 30, 2006 to $203,000 in 2007 and comprised 12.6% of the total $105,000 increase in non interest income.  The higher income is a result of an increase of $9,000 in miscellaneous income, which increased from $9,000 as of June 30, 2006 to $18,000 for the same period of 2007, an increase of 109.4%.  Also contributing to the increase was an increase of $7,000 or 22.8% in income earned from loan referrals from $30,000 in 2006 to $37,000 in 2007.

All other non-interest income showed a 22.5% increase, or $39,000, from $173,000 in 2006 to $212,000 in 2007.  This is largely a result of an increase in the income generated by bank owned life insurance policies.  Income on the policies was $166,000 as of June 30, 2006 compared to $200,000 as of June 30, 2007.  The earnings on the policies will increase as the balances increase and if market rates increase, the income produced by these policies should also increase.

Non-interest Expense

Total non-interest expense grew $495,000 or 12.5% to $4.5 million for the first six months of 2007 compared to $4.0 million in the comparable period of 2006.  Non-interest expense on an annualized basis represented 3.21% of average total assets in 2007 compared with 3.17% in the comparable period in 2006.

Salaries and benefits increased $493,000 or 21.5% from $2.3 million for the six months ended June 30, 2006 to $2.8 million for the six months ended June 30, 2007.  Salaries and benefits are higher due to an adjustment made for stock option expense and due to the decline in the recovery for salary expense which is an offset to expense.  At June 30, 2007 and 2006 total full time equivalent employees were 49 and 44, respectively.  As of June 30, 2007, assets per employee were $5.8 million compared with $6.1 million as of June 30, 2006.  Management tries to utilize efficiencies to stabilize the growth in full time equivalent employees.

Expense related to premises and equipment decreased 3.4% to $487,000 in 2007 from $504,000 for the same period of 2006.  The $17,000 decline in expense in 2007 is the result of a 32.6% or $18,000 decrease in expenses related to depreciation of computers and other equipment from $55,000 in 2006 to $37,000 in 2007. Expense related to maintenance and repair of furniture and equipment declined $13,000 or 23.1% from $57,000 as of June 30, 2006 to $44,000 as of June 30, 2007. Lease expense increased 3.9% or $7,000 to $190,000.   This is a result of normal CPI increases to lease expense. Other areas of premises and equipment showed either minimal increases or decreases.

Other operating expenses increased  by 1.6% in 2007 to $1.199 million from $1.180 million in 2006, an increase of $19,000.  The increase is a result of higher professional fees related to assistance with technology improvements, legal fees and other professional expenses related to the compliance to the new proxy rules.

Provision for Income Taxes

The provision for income taxes increased to an effective tax rate of 37.59% for the six months of 2007 compared with 35.67% for the six months of 2006.  The higher effective tax rate is a reflection of the lower ratio of municipal securities in the investment portfolio and stronger earnings.  Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

BALANCE SHEET ANALYSIS

Investments

Investment securities were $27.0 million at June 30, 2007, a 26.7% decrease from the $36.8 million at December 31, 2006 and a 33.5% decrease from $40.5 million at June 30, 2006. At June 30, 2007, the overall portfolio had a market value of $26.9 million compared to an amortized cost of $27.1 million.  The decline in the portfolio is a result of strong loan demand and the need to utilize maturing and called investments to fund loans.  We will usually maintain an investment portfolio of securities rated A or higher by Standard and Poor's and or Moody's Investors Service.  Local tax-exempt bonds are occasionally purchased without an A rating.

Securities are classified as held to maturity (HTM) if we have both the intent and the ability to hold these securities to maturity.  As of June 30, 2007, we had securities totaling $15.9 million with a market value of $15.8 million categorized as HTM.  Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.

Securities are classified as available for sale (AFS) if we intend to hold these debt securities for an indefinite period of time, but not necessarily to maturity.  Investment securities which are categorized as AFS are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity.  Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy.  Securities held in the AFS category are recorded at market value, which was $11.1 million compared to an amortized cost of $11.3 million as of June 30, 2007.

There were eight Federal Farm Credit Bank or Federal Home Loan Bank securities of $8.1 million and three U.S. Treasury securities of $3.0 million in the AFS portfolio and forty-two municipal securities of $10.5 million in the HTM portfolio that were temporarily impaired as of June 30, 2007.  Of the above, there were eight Federal Farm Credit Bank or Federal Home Loan Bank securities of $8.1 million and three U. S. Treasury securities of $3.0 million in the AFS portfolio and sixteen municipal securities of $4.9 million in the HTM portfolio that have been in a continuous loss position for twelve months or more as of June 30, 2007.  The primary cause of the impairment of these securities is interest rate volatility inherent in a rising rate environment which causes the market value of the security to decline.  We understood the potential market risks at the time of acquisition and determined the benefit of the higher interest rates received at the time of purchase more than offset the potential deterioration in value.  It is our intent to carry the securities to maturity date, at which time we will receive face value for the securities at no loss.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses to the income statement are recognized upon sale, or at such time as management determines that a permanent decline in value exists.  In our opinion, there was no investment in securities at June 30, 2007 that constituted a material credit risk.  The lower market value to amortized costs was a result of the increase in market interest rates and not an indication of lower credit quality.

As of June 30, 2007,  hold to maturity securities with a carrying amount of $7.3 million and a collateral value of $7.4 million were pledged, in accordance with federal and state requirements, as collateral for public deposits.  Available for sale investment securities with a collateral value of $4.4 million and an amortized cost of $4.3 million at June 30, 2007 were pledged to meet the requirements of the Federal Reserve and the U.S. Department of Justice.

Loans

Loan balances, net of deferred loan fees at June 30, 2007, were $237.4 million, an increase of 8.1% or $17.8 million over December 31, 2006 and an increase of 15.1% or $31.2 million over June 30, 2006. As of June 30, 2007, commercial loans were 67.5% of the portfolio and increased $14.1 million or 9.6% from December 31, 2006 and increased 7.8% or $11.6 million over June 30, 2006.  Included in Commercial loans are loans made for commercial purposes and secured by real estate.

Real Estate Construction loans were $30.6 million as of June 30, 2007 and showed growth of $2.0 million over December 31, 2006 and growth of 89.2% or $14.4 million over June 30, 2006.  This increase is a result of seasonality in construction loans and as projects are completed construction loans could show a decline.

Real Estate Mortgage loans and Consumer loans both showed growth over June 30, 2006 of 17.4% and 8.6% or $2.8 million and $2.2 million, respectively.  Real Estate mortgage grew 10.7% or $1.8 million over December 31, 2006, while consumer loans declined .78% or $218,000.

Lease Financing Receivables declined by 30.0% and 48.9% or $11,000 and $24,000 as of December 31, 2006 and June 30, 2006, respectively.  Customer interest in lease financing receivables has declined in our market and we do not see this changing in the foreseeable future.

	June 30, 2007	Percentage of Total	December 31, 2006	Percentage of Total	June 30, 2006	Percentage of Total

Commercial	$160,672,241	67.5%	$146,573,119	66.6%	$149,036,419	72.1%
Consumer	27,579,460	11.6%	27,797,562	12.6%	25,384,234	12.3%
Real estate construction	30,586,538	12.9%	28,590,367	13.0%	16,162,913	7.8%
Real estate mortgage	18,996,051	8.0%	17,154,768	7.8%	16,187,234	7.8%
Leases	25,228	0.0%	36,030	0.0%	49,358	0.0%
	237,859,518	100.0%	220,151,846	100.0%	206,820,158	100.0%
Deferred loan fees and costs, net	(496,381)		(544,184)		(633,008)
Allowance for loan and lease losses	(3,695,540)		(3,276,972)		(3,066,452)

	$233,667,597		$216,330,690		$203,120,698

Risk Elements

The majority of our loan activity is with customers located within Sonoma County.  Approximately 90.6% of the total loan portfolio is secured by real estate located in our service area.  Significant concentrations of credit risk may exist if a number of loan customers are engaged in similar activities and have similar economic characteristics.  We believe we have policies in place to identify problem loans and to monitor concentrations of credits.

Based on its risk management review and a review of its loan portfolio, management believes that its allowance for loan losses for the quarter ending June 30, 2007, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the loan loss reserve cannot be determined with precision, but is subject to periodic review, and could be susceptible to significant change in future periods.

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

There were $1.1 million non-accrual loans and no loans 90 days or more past due and still accruing at June 30, 2007 up from $961,000 million non-accrual loans and no loans 90 days or more past due and still accruing at June 30, 2006.  There was $937,000 in non-accrual loans 90 days or more past due at June 30, 2007 and $263,000 loans in non-accrual status and 90 days or more past due as of June 30, 2006. The increase is a result of two loans which account for 55% or $624,000 of the $937,000. We anticipate the majority of these loans will be collected.

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

Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated. However, as of June 30, 2007 we believe overall allowance for loan losses is adequate based on our analysis of conditions at that time.

At June 30, 2007, the allowance for loan losses was $3.7 million, or 1.56% of period-end loans, compared with $3.3 million, or 1.49% at December 31, 2006 and $3.1 million, or 1.49% at June 30, 2006.

 An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.

	For the Six Months Ended 6/30/07	For the Year Ended 12/31/06	For the Six Months Ended 6/30/06
Balance beginning of year	$3,276,972	$2,776,507	$2,776,507
Charge-offs:
Commercial	0	(6,593)	(6,594)
Consumer	(14,856)	(12,262)	(2,965)
Total charge-offs	(14,856)	(18,855)	(9,559)
Recoveries:
Commercial	7,954	17,668	9,077
Consumer	470	1,652	427
Total recoveries	8,424	19,320	9,504

Net recoveries (charge-offs)	(6,432)	465	(55)
Provision charged to operations	425,000	500,000	290,000
Balance end of period	$3,695,540	$3,276,972	$3,066,452
Ratio of net charge-offs annualized to average loans	0.00%	0.00%	0.00%
Balance in allowance as a percentage of loans outstanding at period end	1.56%	1.49%	1.49%

Deposits

A comparative schedule of average deposit balances is presented in the table on page 10; period-end and year-end deposit balances are presented in the following table.

	June 30, 2007	Percentage of Total	December 31, 2006	Percentage of Total	June 30, 2006	Percentage of Total

Interest-bearing transaction deposits	$28,910,157	12.7%	$29,983,572	12.9%	$30,941,130	14.2%
Savings deposits	75,134,262	33.2%	72,346,136	31.1%	68,693,834	31,4%
Time deposits, $100,000 and over	40,834,649	18.0%	44,067,435	18.9%	37,745,335	17.3%
Other time deposits	29,448,446	13.0%	27,629,801	11.9%	26,450,208	12.1%
Total interest-bearing deposits	174,327,514	76.9%	174,026,944	74.8%	163,830,507	75.0%
Demand deposits	52,274,181	23.1%	58,740,471	25.2%	54,729,699	25.0%
Total deposits	$226,601,695	100.0%	$232,767,415	100.0%	$218,560,206	100.0%

Total deposits declined by $6.2 million (2.65%) during the first 6 months of 2007 to $226.6 million from $232.8 million at December 31, 2006 and increased by 3.68% from $218.6 million as of June 30, 2006.  Other time deposits and savings deposits showed increases over year end 2006.  Other time deposits showed growth of 6.6% or $1.8 million and were $29.4 million as of June 30, 2007 compared to $27.6 million at year end 2006.  Savings deposits of $75.1 million increased $2.8 million or 3.9% from $72.3 million at December 31, 2006.

Non interest demand, interest bearing checking and time deposits greater than $100,000 all showed declines over December 31, 2006. Non interest demand deposits showed a decline of $6.5 million or 11.0% to $52.3 million from $58.7 million. Time deposits greater than $100,000 showed a decline of $3.2 million (7.3%) from $44.1 million as of December 31, 2006 to $40.8 million as of June 30, 2007.  Interest bearing checking deposits showed a decrease of $1.1 million or 3.58% from $30.0 million in December to $28.9 million as of June 30, 2007.  Much of the decline in the time deposits was anticipated as they were known to be short term deposits with the funds needed by the depositor.

Capital

Our subsidiary, Sonoma Valley Bank (the “Bank”) is subject to FDIC regulations governing capital adequacy.  The FDIC has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.  Under the current guidelines, as of June 30, 2007, the Bank was required to have minimum Tier 1 and total risk-based capital ratios of 4% and 8%, respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier 1 and total risk-based capital ratios to be 6% and 10%, respectively.

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

Based on the FDIC's guidelines, the Bank's total risk-based capital ratio at June 30, 2007 was 10.99% and its Tier 1 risk-based capital ratio was 9.74%.  The Bank's leverage ratio was 9.34%.  All the ratios exceed the minimum guidelines of 8.00%, 4.00% and 4.00%, respectively.  For the consolidated Company  total risk based capital, Tier 1 risk based capital and leverage ratios at June 30, 2007, were 11.00%, 9.75% and 9.34%, respectively.

In February 2001, we approved a program to repurchase Sonoma Valley Bancorp stock up to $1.0 million and in August 2002 we approved the repurchase of an additional $1.0 million of Sonoma Valley Bancorp stock.  As of December 31, 2005, $1,580,162 had been repurchased and retired, net of options which were exercised and then subsequently repurchased and retired.  In February 2006 we approved the repurchase of 60,000 shares of Sonoma Valley Bancorp stock, in October 2006 we approved an additional 60,000 shares of Sonoma Valley Bancorp stock and in July, 2007 we approved an additional 60,000 shares of Sonoma Valley Bancorp stock.  As of December 31, 2006, 55,028 shares were repurchased and retired and as of June 30, 2007, 70,912 shares have been repurchased and retired.  Refer to page 12, for a discussion of the changes in capital and pages 5 and 6 for the table of “Changes in Shareholders’ Equity.”

We believe that the Bank's current capital position, which exceeds guidelines established by industry regulators, is adequate to support our business.

Off Balance Sheet Commitments

Our off balance sheet commitments consist of commitments to extend credit and standby letters of credit.  These commitments are extended to customers in the normal course of business.  Unfunded loan commitments were $57.7 million at June 30, 2007 and $55.6 million at June 30, 2006. Standby letters of credit outstanding were $348,000 at both June 30, 2007 and June 30, 2006.  We also have contractual obligations consisting of operating leases for various facilities and payments to participants under our supplemental executive retirement plan and deferred compensation plan.

Liquidity Management

Our liquidity is determined by the level of assets (such as cash, federal funds sold and available-for-sale securities) that are readily convertible to cash to meet customer withdrawal and borrowing needs.  Deposit growth also contributes to our liquidity.  Our liquidity position is reviewed by management on a regular basis to verify that it is adequate to meet projected loan funding and potential withdrawal of deposits.  We have a comprehensive Asset and Liability Policy which we use to monitor and determine adequate levels of liquidity. Available liquidity which includes the ability to borrow at the Federal Home Loan Bank was 19.7% as of June 30, 2007 and 27.1% and 28.1% in December 31, 2006 and June 30, 2006, respectively.  At June 30, 2007, our primary liquidity ratio (adjusted liquid assets to deposits and short term liabilities) was 7.8% compared to 11.4% and 12.8% at December 31, 2006 and June 30, 2006, respectively. The decline in primary liquidity is a result of maturing securities funding loans and by not maintaining shorter term securities our primary liquidity has declined.  Management expects that liquidity will remain adequate throughout 2007, with deposit growth, security maturities and borrowing capacity offsetting the loan growth we are experiencing.  Any excess funds will be invested in quality liquid assets, such as U.S. Treasury and Agency securities. Management believes that the Company has adequate liquidity and capital resources to meet its short term and long term liquidity needs.

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

Asset/Liability Management.  Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits and investing in securities.  Interest rate risk is the primary market risk associated with asset/liability management.  Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities.  To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. When interest rates increase, the market value of securities held in the investment portfolio declines.  Generally, this decline is offset by an increase in earnings.  When interest rates decline, the market value of securities increases while earnings decrease due to the Bank's asset sensitivity caused by the variable rate loans.  Usually we are able to mitigate risks from changes in interest rates with this balance sheet structure.  At the present time, the market is experiencing an anomaly from historical norms. Historically there has been about a 100 basis point spread between short term interest rates (the three month Treasury bill) and longer term interest rates (10 or 30 year Treasury Bonds). Since 2006 the long term interest rates have been 50 basis points higher to 40 basis points lower than short term. This makes it difficult to maintain a beneficial spread between interest bearing assets and liabilities. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin and market value of equity under changing interest environments.  The Bank uses simulation models to forecast earnings, net interest margin and market value of equity.

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes.  Using computer-modeling techniques, we are able to estimate the potential impact of changing interest rates on earnings.  A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base.  The forecast balance sheet is processed against five interest rate scenarios.  The scenarios include 100 and 200 basis point rising rate forecasts, a flat rate forecast and 100 and 200 basis point falling rate forecasts which take place within a one year time frame.  The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon.  Our 2007 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from June 30, 2007 balances.  The following table summarizes the effect on net interest income (NII) of "100 and "200 basis point changes in interest rates as measured against a constant rate (no change) scenario.

Interest Rate Risk Simulation of Net Interest Income as of  June 30, 2007
(In thousands)

Variation from a constant rate scenario	$ Change in NII
+200bp	$(410)
+100bp	$(205)
-100bp	$(398)
-200bp	$(715)

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

We control long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of June 30, 2007 for our interest-bearing assets and interest-bearing liabilities, and our interest rate sensitivity gap as a percentage of total interest-earning assets.  Of the $129.3 million in fixed rate assets over 12 months, shown in the table below, $26.1 million are long term assets over five years.  This $26.1 million compares favorably to the $78.8  million in demand and core deposits and equity.

JUNE 30, 2007	Immediate Reprice	Up to 3 Months	4 to 6 Months	7 to 12 Months	Over 12 Months	Total
FFS + overnight IBB	$181					$181
Securities + Other IBB	0	$1,170	$2,213	$4,427	$19,144	26,954
Loans	69,231	9,692	16,075	29,853	108,817	233,668
Total RSA	$69,412	$10,862	$18,288	$34,280	$127,961	$260,803

MMDA/NOW/SAV	$104,045					$104,045
CD’s <$100k	0	$8,863	$8,971	$8,971	$2,543	29,348
CD’s>$100k	0	13,996	18,682	4,671	3,587	40,936
Borrowings	16,300	0	0	0	10,000	26,300
Total RSL	$120,345	$22,859	$27,653	$13,642	$16,130	$200,629

GAP	$(50,933)	$(11,997)	$(9,365)	$20,638	$111,831	$60,174
Cumulative	$(50,933)	$(62,930)	$(72,295)	$(51,657)	$60,174
% Assets	-17.9%	-22.1%	-25.4%	-18.1%	21.1%

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

The Bank has only moderate market risk in investments because the average maturity in the portfolio is not very long, except for municipals, which are held to maturity (see page 15 for discussion of investments).  The portfolio should decline in value only about 2.0% or $530,000 for a 1% increase in rates.  The gain in value if rates fall would be somewhat less, because there are some callable bonds.  Marking-to-market available for sale securities when rates change would add only modest volatility to a strong level of equity.  This market risk acts to offset the interest rate risk (i.e. if rates decline and NIM is squeezed, there would be a concurrent gain in the value of securities).

SONOMA VALLEY BANCORP
AVERAGE BALANCES/YIELDS AND RATES PAID
For the three months ended June 30, 2007 and 2006

		2007			2006
	Average	Income/	Yield/	Average	Income/	Yield/
ASSETS	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets:
Loans(2):
Commercial	$155,574,054	$3,260,133	8.41%	$139,650,217	$2,736,560	7.86%
Consumer	28,321,532	633,930	8.98%	24,455,537	506,180	8.30%
Real estate construction	28,692,885	627,768	8.78%	15,514,942	311,605	8.06%
Real estate mortgage	18,650,647	344,049	7.40%	15,046,811	259,646	6.92%
Tax exempt loans (1)	2,313,765	47,428	8.22%	2,413,275	49,427	8.22%
Leases	27,492	777	11.34%	52,144	1,458	11.22%
Unearned loan fees	(484,261)			(571,521)
Total loans	233,096,114	4,914,085	8.46%	196,561,405	3,864,876	7.89%
Investment securities
Available for sale:
Taxable	13,401,504	120,705	3.61%	25,517,542	214,506	3.37%
Hold to maturity:
Taxable	0	0	0.00%	349,221	2,522	2.90%
Tax exempt (1)	15,867,865	234,346	5.92%	15,848,262	226,892	5.74%
Total investment securities	29,269,369	355,051	4.87%	41,715,025	443,920	4.27%
Federal funds sold	272,222	3,506	5.17%	721,889	8,965	4.98%
FHLB Stock	1,401,649	15,001	4.29%	1,054,780	10,853	4.13%
Total due from banks/interest bearing	590,421	7,718	5.24%	50,032	714	5.72%
Total interest-earning assets	$264,629,775	$5,295,361	8.03%	$240,103,131	$4,329,328	7.23%
Non interest-earning assets:
Reserve for loan losses	(3,579,757)			(2,909,044)
Cash and due from banks	5,640,402			5,714,977
Premises and equipment	866,702			1,122,134
Other assets	15,524,645			14,339,485
Total assets	$283,081,767			$258,370,683
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits
Interest-bearing transaction	$30,458,049	$12,558	0.17%	$30,947,763	$12,835	0.17%
Savings deposits	74,677,354	457,745	2.46%	70,765,110	305,025	1.73%
Time deposits over $100,000	39,793,806	466,664	4.70%	36,232,799	352,250	3.90%
Other time deposits	28,886,134	326,342	4.53%	26,381,272	237,870	3.62%
Total interest-bearing deposits	173,815,343	1,263,309	2.92%	164,326,944	907,980	2.22%
Federal funds purchased	0	0	0.00%	0	0
Other short-term borrowings	23,006,846	296,348	5.17%	9,923,154	123,431	4.99%
Total interest-bearing liabilities	196,822,189	$1,559,657	3.18%	174,250,098	$1,031,411	2.37%
Non interest-bearing liabilities:
Non interest-bearing demand deposits	53,637,882			54,462,745
Other liabilities	5,595,587			4,909,656
Shareholders’ equity	27,026,109			24,748,184
Total liabilities and shareholders’ equity	$283,081,767			$258,370,683
Interest rate spread			4.85%			4.86%
Interest income		$5,295,361	8.03%		$4,329,328	7.23%
Interest expense		1,559,657	2.36%		1,031,411	1.72%
Net interest income/margin		$3,735,704	5.67%		$3,297,917	5.51%
(1)	Fully tax equivalent adjustment are based on federal income tax rate of 34% in 2007 and 2006.
(2)	Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $121,065 and $99,469 for the three months ended June 30, 2007 and June 30, 2006, respectively, were amortized to the appropriate interest income categories.

For the Three Month Periods
Ended June 30, 2007 and 2006

Overview

We reported net income of $1,073,158 for the second quarter of 2007 compared with $969,261 for the second quarter of 2006.  On a per share basis, net income for the three months ended June 30, 2007 equaled $.48 per share compared with $.43 per share during the same period in 2006, see page 4 for the comparative detail.

Return on average total assets on an annualized basis for the three months ended June 30, 2007 and 2006 was 1.52% and 1.50%, respectively.  Return on average shareholders' equity on an annualized basis for the three months ended June 30, 2007 and 2006 was 15.9% and 15.7%, respectively.  The increase in the return on equity is a result of the strong growth in earnings experienced in the second quarter of 2007 when compared to 2006.  Net income showed an increase of 10.7% or $103,897 from $969,261 to $1,073,158 as of June 30, 2006 and 2007, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, adjusted to a fully taxable equivalent basis, increased $438,000 to $3.7 million for the three months ended June 30, 2007, from $3.3 million during the comparable period of 2006.  Net interest income on a fully taxable equivalent basis, as shown on the table -Average Balances, Yields and Rates Paid on page 24, is higher than net interest income on the statements of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($96,000 in 2007 and $94,000 in 2006, based on a 34% federal income tax rate).

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin.  Our net interest margin for the second quarter of 2007 increased 16 basis points to 5.67% from 5.51% for the quarter ending June 30, 2006.  The increase in the net interest margin is the result of the our strong loan growth.  For the three months ended June 30, 2007, the yield on average earning assets has grown only 80 basis points, while the yield on interest bearing liabilities increased 81 basis points from 2.37% for the three months of 2006 to 3.18% for the three months period ended June 30, 2007.  There is an anomally in the market and  the long term lending rates have not increased as quickly as the short term interest rates and we have had pressure to increase rates paid on liabilities.  This has had some effect on the net interest margin, but the strong loan growth has offset some of the effect of the increase in interest expense on liabilities.

Interest Income

Interest income for the three months ended June 30, 2007 increased by $966,000 to $5.3 million, a 22.3% increase over the $4.3 million realized during the same period in 2006.  The gain in volume of average balances was responsible for a $668,000 increase in interest income and a $298,000 increase in income was related to higher interest rates, resulting in a total increase in interest income of $966,000.

Interest Expense

Total interest expense for the three months ended June 30, 2007 increased by $528,000 to $1.5 million compared with $1.0 million in the same period of 2006.  The average rate paid on all interest-bearing liabilities for the second quarter of 2007 increased 81 basis points  to 3.18% from 2.37% in the second quarter of 2006, and average balances for the second quarter of 2007 increased to $196.8 million from $174.3 million in the same period of 2006, a 13.0% gain.

The gain in volume of average balances accounted for a $262,000 increase in interest expense while an increase of $266,000 was related to higher interest rates paid, resulting in a $528,000 increase in interest expense for the second quarter of 2007.

Individual components of interest income and interest expense are provided in the table - Average Balances, Yields and Rates Paid on page 24.

Provision for Loan Losses

The provision for loan losses was $290,000 during the second quarter of 2007 compared to the $240,000 provision for the second quarter of 2006.  The increase in the provision is the result of managements' evaluation and assessment of the loan portfolio and the loan growth the Company has experienced.

Non-interest Income

Non-interest income of $579,000 for the second quarter of 2007 represented an increase of $59,000, or 11.5%, from the $520,000 for the comparable period in 2006.  Income from service charges on deposit accounts and loan referral income were major contributors to the growth in income over 2006.

Non-interest Expense

For the second quarter of 2007, non-interest expense was $2.3 million compared with $2.0 million for the same period in 2006, representing an increase of $300,000, or 15.3%. The largest increase of non interest expense was salaries and benefits expense of $1.3 million, which increased $182,000, (15.8%) compared with $1.1 million for the three months ended June 30, 2006.  The $182,000 increase in 2007 is largely the result of adjustments for expenses on stock options and increases in employee benefit costs.  At June 30, 2007 and June 30, 2006, total full time equivalent employees were 49 and 44, respectively.

The expenses for premises and equipment declined 4.5% from $253,000 for the second quarter of 2006 to $242,000 in 2007.  The $11,000 decrease in expense in 2007 is a result of computer and equipment being fully depreciated.

Other non interest expense for the three months ended June 30, 2007 increased 23.1% or $130,000 to $693,000 compared to $563,000 for the same period of 2006.  The increase is a result of increases in expense in technology, other professional expense, and postage. The increase in technology and other professional allows us to maintain strong network security and provides back up expertise for network administration.

Provision for Income Taxes

The provision for income taxes decreased to an effective tax rate of 35.2% in the second quarter of 2007 compared with 35.8% for the comparable period in 2006.  Income taxes reported in the financial statement include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information regarding Quantitative and Qualitative Disclosures about Market Risk appears on pages 21 through 23 under the caption AManagement's Discussion and Analysis of Consolidated Financial Condition and Results of Operations B Market Risk Management@ and is incorporated herein by reference.

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

During the quarter ended June 30, 2007, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or, are reasonably likely to materially affect our internal controls over financial reporting.

Part II

Item 1.	LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings arising in the ordinary course of business.  We are not currently a party to, nor is any of its properties the subject of, any material pending legal proceedings.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following chart summarizes our repurchases of common shares as part of our publicly announced repurchase plan.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (1) (2)
Month #1: 4/1/07- 4/30/07	35,253	$29.32	35,253	33,633
Month #2: 5/1/07- 5/31/07	19,799	$29.46	19,799	13,834
Month #3: 6/1/07– 6/30/07	4,739	$29.48	4,739	9,095
Total	59,791	$29.38	59,791

(1)	On January 17, 2001 a repurchase program was approved up to $1,000,000. On August 21, 2002 an additional $1,000,000 was approved. No expiration.
(2)
On February 15, 2006, 60,000 shares were approved for repurchase, on October 18, 2006 an additional 60,000 shares were approved for repurchase and on July 18, 2007, an additional 60,000 shares were approved for repurchase.  No expiration.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held the annual meeting of shareholders on May 16, 2007.  The proposals and the outcome from the voting is set forth below.

Proposal Number 1                                                              Election of Directors; and

Nominees	Shares Voted For	Shares Withholding Authority/Voted Against
Suzanne Brangham	1,962,464	128,308
Dale T. Downing	1,971,375	119,397
Robert B. Hitchcock	1,946,721	144,051
Robert J. Nicholas	1,971,518	119,254
Angelo C. Sangiacomo	1,974,142	116,630
Mel Switzer, Jr.	1,971,725	119,047

Proposal Number 2	Amend Company Bylaws to decrease the minimum number of directors authorized to 5 and maximum number of directors authorized to 9

Total shares voted:	For	Against	Abstain/Broker Non-Votes
	1,922,380	155,242	13,149

Proposal Number 3	Approve 2007 Equity Incentive Plan

Total shares voted:	For	Against	Abstain/Broker Non-Votes
	1,845,265	188,822	56,682

Proposal Number 4	Ratification of Richardson and Company

Total shares voted:	For	Against	Abstain/Broker Non-Votes
	1,976,518	94,330	19,922

Proposal Number 5	Proposal on residency requirement

Total shares voted:	For	Against	Abstain/Broker Non-Votes
	289,208	1,182,513	619,051

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOMA VALLEY BANCORP
(Registrant)

Date:	August 8, 2007	/s/ Mel Switzer, Jr.
Mel Switzer, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2007	/s/ Mary Dieter Smith
Mary Dieter Smith
Executive Vice President and Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)