Form 10-Q
period 2007-09-12
SONOMA VALLEY BANCORP
filed 2007-11-08
CIK 1120427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2007

Commission File Number: 000-31929

SONOMA VALLEY BANCORP
(Exact name of Registrant as specified in its charter)
California (State of incorporation)	68-0454068 (I.R.S. Employer Identification No.)

 202 West Napa Street
  Sonoma, California 95476
(707) 935-3200

(Address of principal executive offices, including zip code)
(Registrant’s telephone number, including area code)

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

Large Accelerated filer     Accelerated filer    Non-accelerated filer X

The number of shares outstanding of the registrant’s Common Stock, no par value, as of  November, 1, 2007 was 2,240,401.

INDEX                                                                  Page

Part I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at September 30, 2007, December 31, 2006 and September 30, 2006	3

	Consolidated Statements of Operations for the three months and nine months ended September 30, 2007 and 2006	4

	Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2007, and the years ended December 31, 2006 and 2005	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	10

	Average Balances, Yields and Rates Paid for the nine months ended September 30, 2007 and 2006	11

	Average Balances, Yields and Rates Paid for the three months ended September 30, 2007 and 2006	28

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	29

Item 4.	Controls and Procedures	29

Part II	OTHER INFORMATION	29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

SIGNATURES		31

CERTIFICATIONS		32

Part I   FINANCIAL INFORMATION
Item 1. Financial Statements
The information furnished in these interim statements reflects all adjustments and accruals which are, in the opinion of management, necessary for a fair statement of the results for such periods.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

FINANCIAL STATEMENTS
SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
September 30, 2007 (Unaudited) and December 31, 2006 (Audited)
and September 30, 2006 (Unaudited)

ASSETS	September 30, 2007	December 31, 2006	September 30, 2006
Cash and due from banks	$7,078,751	$6,159,931	$5,780,940
Interest-bearing due from banks	1,533,209	1,292,325	61,044
Total cash and cash equivalents	8,611,960	7,452,256	5,841,984
Investment securities available-for-sale, at fair value	10,156,112	20,991,232	23,724,471
Investment securities held-to-maturity (fair value of $15,782,933, $15,591,553 and $16,063,118, respectively)	15,686,806	15,804,421	15,819,063
Loans and lease financing receivables, net	245,084,808	216,330,690	206,519,540
Premises and equipment, net	828,243	949,224	1,010,581
Accrued interest receivable	1,818,770	1,671,618	1,529,675
Cash surrender value of life insurance	10,249,739	9,587,306	9,485,945
Other assets	5,887,051	4,867,187	5,075,402
Total assets	$298,323,489	$277,653,934	$269,006,661
LIABILITIES
Non interest-bearing demand deposits	$53,712,752	$58,740,471	$53,221,766
Interest-bearing transaction deposits	27,746,096	29,983,572	29,508,898
Savings and money market deposits	74,197,697	72,346,136	74,083,499
Time deposits, $100,000 and over	44,423,070	44,067,435	43,738,653
Other time deposits	28,856,247	27,629,801	27,382,790
Total deposits	228,935,862	232,767,415	227,935,606
Other borrowings	36,600,000	12,600,000	10,000,000
Accrued interest payable and other liabilities	6,069,273	5,882,448	5,541,541
Total liabilities	271,605,135	251,249,863	243,477,147
SHAREHOLDERS’ EQUITY
Common stock, no par value; 10,000,000 shares authorized; 2,242,401 shares at September 30, 2007, 2,283,047 shares at December 31, 2006 and 2,264,192 shares at September 30, 2006 issued & outstanding	15,563,152	15,479,556	15,556,556
Additional paid-in-capital	2,353,547	1,872,648	1,848,209
Retained earnings	8,864,479	9,206,716	8,321,212
Accumulated other comprehensive loss	(62,824)	(154,849)	(196,463)
Total shareholders’ equity	26,718,354	26,404,071	25,529,514
Total liabilities and shareholders’ equity	$298,323,489	$277,653,934	$$269,006,661

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
INTEREST INCOME	2007	2006	2007	2006
Loans and leases	$5,005,194	$4,183,272	$14,508,959	$11,318,809
Taxable securities	98,603	206,996	374,280	669,251
Tax-exempt securities	153,069	151,933	461,319	452,794
Federal funds sold & other	4,325	1,378	22,000	76,457
Dividends	18,176	13,734	50,429	34,808
Total interest income	5,279,367	4,557,313	15,416,987	12,552,119
INTEREST EXPENSE
Interest-bearing transaction deposits	11,150	12,396	35,425	38,232
Savings and money market deposits	484,318	406,518	1,408,138	955,802
Time deposits, $100,000 and over	526,022	425,347	1,436,321	1,087,741
Other time deposits	330,872	267,484	952,576	718,309
Other borrowings	356,056	146,886	898,542	270,791
Total interest expense	1,708,418	1,258,631	4,731,002	3,070,875
NET INTEREST INCOME	3,570,949	3,298,682	10,685,985	9,481,244
Provision for loan and lease losses	140,000	30,000	565,000	320,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	3,430,949	3,268,682	10,120,985	9,161,244
NON-INTEREST INCOME	581,340	533,752	1,710,458	1,558,138
NON-INTEREST EXPENSE
Salaries and employee benefits	1,387,070	1,401,805	4,173,571	3,694,825
Premises and equipment	244,068	251,209	730,623	754,912
Other	699,476	577,509	1,898,427	1,757,593
Total non-interest expense	2,330,614	2,230,523	6,802,621	6,207,330
Income before provision for income taxes	1,681,675	1,571,911	5,028,822	4,512,052
Provision for income taxes	589,171	560,004	1,847,262	1,608,831
NET INCOME	$1,092,504	$1,011,907	$3,181,560	$2,903,221
NET INCOME PER SHARE	$.49	$.45	$1.42	$1.29
NET INCOME PER SHARE– ASSUMING DILUTION	$.47	$.43	$1.37	$1.23

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the nine months ended September 30, 2007 (Unaudited), and the years ended
December 31, 2006 (Audited) and 2005 (Audited)
	Comprehensive Income	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)Income	Total
BALANCE AT JANUARY 1, 2005		2,142,104	$14,512,665	$1,016,275	$5,295,732	$(143,512)	$20,681,160
Redemption and retirement of stock		(5,616)	(41,165)		(72,503)		(113,668)
Cash dividends					(1,078,001)		(1,078,001)
Stock options granted				103,680			103,680
Restricted stock granted
Stock options exercised and related tax benefits		68,461	532,635	132,337			664,972
Net income for the period	$3,348,529				3,348,529		3,348,529
Other comprehensive loss, net of tax: Unrealized holding gains on securities available-for-sale arising during the year, net of taxes of $116,709	(166,879)
Other comprehensive loss, net of taxes	(166,879)					(166,879)	(166,879)
Total comprehensive income	$3,181,650
BALANCE AT DECEMBER 31, 2005		2,204,949	$15,004,135	$1,252,292	$7,493,757	$(310,391)	$23,439,793
Redemption and retirement of stock		(55,028)	(410,308)		(1,025,843)		(1,436,151)
Cash dividends					(1,252,957)		(1,252,957)
Stock options granted				100,224			100,224
Restricted stock granted		29,000		81,375			81,375
Stock options exercised and related tax benefits		104,126	885,729	438,757			1,324,486
Net income for the period	$3,991,759				3,991,759		3,991,759
Other comprehensive loss, net of tax: Unrealized holding gains on securities available-for-sale arising during the year, net of taxes of $108,781	155,542
Other comprehensive loss, net of taxes	155,542					155,542	155,542
Total comprehensive income	$4,147,301

SONOMA VALLEY BANCORP AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the nine months ended September 30, 2007 (Unaudited), and the years ended
December 31, 2006 (Audited) and 2005 (Audited)

	Comprehensive Income	Common Stock Shares Amount		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)Income	Total
BALANCE AT DECEMBER 31, 2006		2,283,047	$15,479,556	$1,872,648	$9,206,716	$(154,849)	$26,404,071
Redemption and retirement of stock		(96,190)	(660,100)		(2,152,326)		(2,812,426)
Cash dividends					(1,371,471)		(1,371,471)
Stock options granted				186,171			186,171
Restricted stock granted				130,245			130,245
Restricted stock vested			162,750	(162,750)
Stock options exercised and related tax benefits		55,544	580,946	327,233			908,179
Net income for the period	$3,181,560				3,181,560		3,181,560
Other comprehensive loss, net of tax: Unrealized holding gains on securities available-for-sale arising during the year, net of taxes of $64,359	92,025
Other comprehensive loss, net of taxes	92,025					92,025	92,025
Total comprehensive income	$3,273,585

BALANCE AT September 30, 2007		2,242,401	$15,563,152	$2,353,547	$8,864,479	$(62,824)	$26,718,354

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the nine months ended September 30, 2007 and 2006

OPERATING ACTIVITIES	2007	2006
Net income	$3,181,560	$2,903,221
Adjustments to reconcile net income to net cash provided by operating activities: Provision for loan losses	565,000	320,000
Depreciation	185,932	488,681
Amortization and other	42,464	97,443
Stock options and restricted stock vested	316,416	157,160
Net change in interest receivable	(147,152)	(129,420)
Net change in cash surrender value of life insurance	(312,433)	(246,506)
Net change in other assets	(707,454)	(823,907)
Net change in interest payable and other liabilities	186,825	677,184
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,311,158	3,443,856
INVESTING ACTIVITIES Purchases of securities held-to-maturity	(101,751)	(438,272)
Purchases of securities available-for sale	(4,195)	(42,141)
Proceeds from maturing securities held-to-maturity	172,600	1,055,000
Proceeds from maturing securities available-for sale	11,000,000	10,395,000
Net change in loans and leases	(29,319,118)	(38,421,455)
Purchases of premises and equipment	(64,950)	(320,596)
Purchases of life insurance	(350,000)
NET CASH USED FOR INVESTING ACTIVITIES	(18,667,414)	(27,772,464)
FINANCING ACTIVITIES Net change in demand, interest-bearing transaction and savings deposits	(5,413,634)	(2,450,890)
Net change in time deposits	1,582,081	14,627,729
Cash dividend paid	(1,371,471)	(1,252,957)
Net change in FHLB borrowings	24,000,000	10,000,000
Exercise of stock options	531,410	1,324,486
Stock repurchases	(2,812,426)	(1,156,117)
NET CASH PROVIDED BY FINANCING ACTIVITIES	16,515,960	21,092,251
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,159,704	(3,236,357)
Cash and cash equivalents at beginning of period	7,452,256	9,078,341
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,611,960	$5,841,984
SUPPLEMENTAL DISCLOSURES: Cash paid during the period for: Interest	$4,731,002	$3,031,172
Income taxes	1,465,000	1,745,000
Change in unrealized gains and losses on securities available-for-sale	156,384	193,605
Change in deferred income taxes on unrealized gains and losses on securities	(64,359)	(79,677)

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER  30, 2007
(Unaudited)

Note 1 - Basis of Presentation

In the opinion of the management of Sonoma Valley Bancorp and our wholly-owned subsidiary Sonoma Valley Bank (“Bank”), the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly our financial condition at September 30, 2007 and results of operations for the three and nine months then ended.

Certain information and footnote disclosures presented in the Company’s annual financial statements are not included in these interim financial statements.  Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.  The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results through December 31, 2007.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Sonoma Valley Bancorp and its wholly owned subsidiary Sonoma Valley Bank.  All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Commitments

We have no outstanding performance letters of credit at September 30, 2007 and September 30, 2006.

Note 4 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding.  The weighted average number of common shares used in computing the net income per common share for the period ending September 30, 2007 was 2,248,162 and for the period ending September 30, 2006 was 2,244,887.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding.  The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending September 30, 2007 was 2,329,678 and for the period ending September 30, 2006 was 2,369,077.

Note 5 – Share-Based Compensation Awards

We have a stock-based employee and director compensation plan.  Prior to January 1, 2003, we accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations.  No stock-based compensation cost is reflected in net income for stock options granted prior to January 1, 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003.  Options were granted in 2004 and 2007 under the fair value method.  Awards under our plan vest over five years.  Restricted stock was granted in July 2006 that vest over five years beginning July 2007.  The cost related to stock-based employee compensation is included in the determination of net income for the periods ended September 30, 2007 and 2006.

Note 6 - Employee Benefit Plans

We provide retirement plans to its key officers and directors.  The plans are unfunded and provide for us to pay the officers and directors specified amounts for specified periods after retirement.  The amount of pension expense related to this plan, and the components of pension expense for the nine months ended September 30, 2007 and 2006 are as follows:

	Directors		Officers
	2007	2006	2007	2006
Service cost	$(97,351)	$29,221	$191,508	$234,553
Interest cost on projected benefit obligation	(57,221)	45,288	61,250	172,365
Amortization of unrecognized liability at transition	30,720	21,395	150,966	(28,841)
Net periodic pension cost recognized	$(123,852)	$95,904	$403,724	$378,077

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For the Nine Month Periods
Ended September 30, 2007 and 2006

Overview

We reported net income of $3,181,560 as of September 30, 2007 an increase of $278,339 from $2,903,221 reported as of September 30, 2006.  The 9.6% or $278,339 increase in net income is largely attributable to loan growth out pacing deposit growth which generated an increase in net interest income of $1.2 million.  On a per share basis, net income equaled $1.42 compared with $1.29 per share during the same period in 2006.

Return on average total assets on an annualized basis for the nine-month period was 1.50% in 2007 and 1.51% in 2006.  The decline in the return on assets is the result of a smaller increase, 9.59%, in net income compared to the 10.05% growth in average assets from $257.8 million in 2006 to $283.7 million as of September 30, 2007.  Return on average shareholders' equity on an annualized basis at the end of the third quarter 2007 and 2006 was 15.643% and 15.637%, respectively.  The slightly higher return on equity is the result of slightly stronger growth in income of 9.59% compared to 9.54% growth in average equity from $24.8 million in 2006 to $27.2 million in 2007.

SONOMA VALLEY BANCORP
AVERAGE BALANCES/YIELDS AND RATES PAID
For the nine months ended September 30, 2007 and 2006
	2007			2006
ASSETS	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans(2):
Commerical	$156,037,313	$9,592,753	8.22%	$134,652,288	$7,906,220	7.85%
Consumer	27,943,321	1,876,175	8.98%	24,263,606	1,492,709	8.23%
Real estate construction	29,431,614	1,932,015	8.78%	17,154,596	1,030,129	8.03%
Real estate mortgage	18,355,761	1,012,192	7.37%	15,225,617	788,217	6.92%
Tax Exempt loans (1)	2,301,872	141,568	8.22%	2,401,975	147,609	8.22%
Leases	28,730	2,389	11.12%	46,263	4,113	11.89%
Unearned loan fees	(490,907)			(552,097)
Total loans	233,607,704	14,557,092	8.33%	193,192,248	11,368,997	7.87%
Investment securities
Available for sale:
Taxable	13,835,059	375,102	3.62%	26,537,347	664,124	3.35%
Hold to maturity:
Taxable	0	0	0.00%	234,471	5,128	2.92%
Tax exempt (1)	15,812,132	698,968	5.91%	15,925,240	686,052	5.76%
Total investment secuirites	29,647,191	1,074,070	4.84%	42,697,058	1,355,304	4.24%
Federal funds sold	89,744	3,506	5.22%	2,204,231	74,102	4.49%
Federal Home Loan Bank stock	1,377,572	49,607	4.81%	1,016,714	34,808	4.58%
Total Due from banks/Interest-Bearing	496,545	18,494	4.98%	65,460	2,355	4.81%
Total interest-earning assets	265,218,756	$15,702,769	7.92%	239,175,711	$12,835,566	7.18%
Noninterest-bearing assets:
Reserve for loan losses	(3,568,169)			(2,930,833)
Cash and due from banks	5,640,513			6,155,797
Premises and equipment	879,316			1,110,291
Other assets	15,557,310			14,295,742
Total assets	$282,727,726			$257,806,708
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits
Interest-bearing transaction	$28,968,957	$35,425	0.16%	$30,845,406	$38,232	0.17%
Savings deposits	75,821,383	1,408,138	2.48%	73,509,732	955,802	1.74%
Time deposits over $100,000	40,690,514	1,436,321	4.72%	36,644,587	1,087,741	3.97%
Other time deposits	28,503,347	952,576	4.47%	26,251,045	718,309	3.66%
Total interest-bearing deposits	173,984,201	3,832,460	2.95%	167,250,770	2,800,084	2.24%
Federal Funds purchased	0	0	0.00%	0	0	0.00%
Other borrowings	23,368,077	898,542	5.14%	6,972,125	270,791	5.19%
Total interest-bearing liabilities	197,352,278	$4,731,002	3.21%	174,222,895	$3,070,875	2.36%
Non interest-bearing liabilities:
Non interest-bearing demand deposit	53,453,259			53,774,350
Other liabilities	5,730,348			4,986,832
Shareholders’ equity	27,191,841			24,822,631
Total liabilities and shareholders’ equity	$283,727.726			$257,806,708
Interest rate spread			4.71%			4.82%
Interest income		$15,702,769	7.92%		$12,835,566	7.18%
Interest expense		4,731,002	2.38%		3,070,875	1.72%
Net interest income/margin		$10,971,767	5.54%		$9,764,691	5.46%
(1)	Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2007 and 2006
(2)	Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of $395,580 and $285,235 for the nine months ended September 30, 2007 and September 30, 2006, respectively, were amortized to the appropriate interest income categories.

At September 30, 2007, total assets were $298.3 million a 7.44% increase over $277.7 million as of December 31, 2006 and a 10.9% increase over $269.0 million as of September 30, 2006.  We showed loans of $248.9 million at September 30, 2007 compared with $219.6 million and $209.6 million as of December 31, 2006 and September 30, 2006, increases of 13.3% and 18.7%, respectively.  Deposits declined 1.6%, from $232.8 million as of year end 2006 and grew .44% from $227.9 million as of September 30, 2006 to $228.9 million as of September 30, 2007.  Deposit growth is challenging due to the low interest rates in the market and higher returns available on broker deposits. The loan-to-deposit ratio increased to 108.7% as of September 30, 2007 from 94.3% at December 31, 2006 and 92.0% at September 30, 2006.

Total shareholders= equity increased by $314,293 or 1.2% during the nine months ended September 30, 2007.  At September 30, 2007, we reported net income of $3,181,560.  In March, we paid out $695,888 for cash dividends declared in February 2007 and in September 2007, we paid out $675,583 for cash dividends declared in August 2007.   In 2004, incentive stock options were granted to senior employees with a fifth of the options vesting each year over a five-year period.  In 2007, 12,450 options vested which increased equity by $182,101 year to date.    In July 2006, 26,000 restricted stock options were granted to senior employees with a fifth of the options vesting each year over a five-year period and 3,000 restricted stock options were granted to a senior employee with a third of the options vesting over a three-year period.  In 2007, equity was increased by $130,245 to reflect the expense for these options. In July 2007, 10,000 unqualified stock options were granted to a director with a fifth of the options vesting each year over a five year period. In 2007, equity was increased by $4,070 to reflect the expense for these options. The net income figure of $3,181,560 reflects an expense for the incentive stock options of $182,101, restricted stock options of $130,245, and the unqualified stock options of $4,070, therefore the net effect of the stock option transactions relative to equity was zero.  Directors exercised 41,697 options which added $328,102 to the capital accounts.  The tax benefit of these options was $367,383, which also increased equity.  Officers exercised 13,847 options which added $203,308 to the capital accounts. The tax benefit was $9,386 which also increased equity. During the nine months ended September 30, 2007 we repurchased 96,190 shares which lowered equity by $2,812,426.  The net effect of this activity results in capital of $26,718,354 as of September 30, 2007, compared to capital of $26,404,071 as of December 31, 2006.  See page 6 for detail of “Changes in Shareholders’ Equity”.

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

RESULTS OF OPERATIONS

Net interest Income

Net interest income is the difference between total interest income and total interest expense.  Net interest income, adjusted to a fully taxable equivalent basis, as shown on the table- Average Balance, Yields and Rates Paid on page 11, is higher than net interest income on the statement of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($285,782 in 2007 and $283,447 in 2006, based on a 34% federal income tax rate).

The improvement in net interest income for the nine months ended September 30, 2007 (stated on a fully taxable equivalent basis) is a result of the net effect of a $2.9 million increase in interest income offset by an increase in interest expense of $1.7 million, the net effect being an increase of $1.2 million.  The strong loan growth of 13.3% to $248.9 million in loans as of September 30, 2007 compared to the 1.6% decline in deposits to $228.9 million account for the increase in net interest income. In September 2007, the Fed Funds rate and Wall Street Journal prime interest were lowered 50 basis points and although some loan rates would have declined it will be at least a quarter before the effect of the rate change will be noticed.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin.  Our net interest margin increased 8 basis points in 2007 to 5.54% from 5.46% in 2006.  The continuing strong net interest margin is a result of strong loan growth offset by continuing pressure to raise interest rates on deposit accounts.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) increased by $2.9 million to $15.7 million in the nine months of 2007, an increase of 22.3% increase over the $12.8 million realized during the same period in 2006.

The $2.9 million increase in interest income was the result of a $2.13 million increase due to the growth in volume of average balances, together with a $737,000 increase in income related to higher interest rates paid.  The yield on earning assets was 7.92% as of September 2007 compared to 7.18% as of the same period in 2006, a 74 basis point increase. The increase is primarily the result of the $26.0 million or 10.9% growth in average earning assets from $239.2 million as of September 2006 to $265.2 million in 2007.

Interest Expense

Total interest expense increased by $1.7 million to $4.7 million in September 2007 compared to $3.1 million during the same period of 2006.  The average rate paid on all interest-bearing liabilities increased from 2.36% in 2006 to 3.21% in 2007, an 85 basis point increase.  Average balances increased from $174.2 million to $197.4 million, a 13.3% gain in earning liabilities.  Of the increase in average interest-bearing liabilities, $23.4 million was borrowings at the Federal Home Loan Bank.  We continue to experience stronger loan growth than deposit growth, so we determined it is more cost effective to satisfy its liquidity needs by borrowing at the Federal Home Loan Bank.

The gain in volume of average balances was responsible for a $889,000 increase in interest expense while higher rates paid were responsible for a $771,000 increase in interest expense resulting in higher interest expense of $1.7 million.  The higher interest rates we have paid on deposits and borrowings is the primary cause for the increase in interest expense.

Individual components of interest income and interest expense are provided in the table-Average Balances, Yields and Rates Paid on page 11.

Provision for Loan Losses

The provision for loan losses charged as of September 30, 2007 was $565,000 compared to $320,000 for the same period of 2006.  The provision for loan losses charged to operations is based on our monthly evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding.  We have experienced strong loan growth during the nine months of 2007 and we anticipate loan growth will continue, which could require additional provisions for loan losses.  Additionally, there are regulatory concerns about concentrations of commercial real estate loans among many financial institutions.  We have a concentration of commercial real estate loans and although the loans are adequately collateralized, management determined that it is prudent to continue making a provision for loan losses.

Although the economic climate has generated some concerns with the news of foreclosures and the decline in property values in Sonoma County, the non-performing assets to total loans ratio continues to be below 1% at 0.50% as of September 30, 2007 compared to 0.44% as of September 30, 2006.  Loans charged-off were $55,943 and recoveries were $14,066 for the nine months of 2007 compared with $9,559 in charge-offs and $14,109 in recoveries for the same period in 2006.  See page 19 for an analysis in the changes in allowance for loan losses including charge offs and recoveries.

Non-interest Income

Non-interest income of $1.7 million increased 9.8% or $152,000 over the $1.6 million recorded in the comparable period in 2006.  Of the increase, 35.3% was due to increases in service charges on deposit accounts.  Year to date income from service charges on deposit accounts has increased 5.3% or $54,000 from $1.01 million in 2006 to $1.06 million in 2007.

Other fee income has shown an increase at September 30, 2007 of 8.4% or $25,000 from $292,000 as of September 30, 2006 to $317,000 in 2007 and comprised 16.2% of the total $152,000 increase in non-interest income.  The higher income is a result of an increase of $19,000 in income we earned from loan referrals, which increased from $43,000 as of September 30, 2006 to $62,000 for the same period of 2007.  Also contributing to the increase was an increase of $8,000 in miscellaneous income from $12,000 in 2006 to $20,000 in 2007.

Other non-interest income showed a 28.8% increase, or $74,000, from $257,000 in 2006 to $331,000 in 2007.  This is largely a result of an increase in the income generated by bank owned life insurance policies.  Income on the policies was $247,000 as of September 30, 2006 compared to $312,000 as of September 30, 2007.  The earnings on these policies should increase as the balances increase and if market rates increase, the income produced by these policies should also increase. Income from check printing increased in 2007 to $18,000 from $10,000 in 2006, an increase of 77.2%. This increase is the result of a change in check printing companies.

Non-interest Expense

Total non-interest expense increased $595,000 or 9.6% from $6.2 million as of September 30, 2006 to $6.8 million for the nine months ended September 30, 2007.  Non-interest expense on an annualized basis represented 3.21% of average total assets in 2007 compared with 3.22% in the comparable period in 2006.

Salaries and benefits increased $479,000 or 13.0% from $3.7 million for the nine months ended September 30, 2006 to $4.2 million for the nine months ended September 30, 2007.  The 2007 increase reflects normal merit increases, increases in health benefits costs and increases in accruals related to stock option expense. At September 30, 2007 and 2006 total full time equivalent employees were 50.  As of September 30, 2007, assets per employee were $6.0 million compared with $5.4 million as of September 30, 2006.  Management tries to utilize efficiencies to stabilize the growth in full time equivalent employees.

Expense related to premises and equipment decreased 3.2% to $731,000 in 2007 from $755,000 for the same period of 2006.  The $24,000 decrease in expense in 2007 is the net effect of a $7,000 (1.58%) increase in premises expenses offset by a $31,000 (10.6%) decline in equipment expense. Normal lease expense increased from $272,000 in 2006 to $286,000 in 2007, an increase of $14,000. Fixed assets expense showed a decline of $31,000 or 10.6% from $297,000 to $266,000 in 2007. The decline in the fixed asset expense is a result of equipment reaching full depreciation, creating a savings of $29,000 in depreciation expense.

Other operating expenses increased 8.0% in 2007 to $1.9 million from $1.8 million in 2006, an increase of $141,000.  The increase is a result of increases of $176,000 in professional fees, which are expenses associated with the implementation of Sarbanes Oxley and the expense of outsourcing much of our technology management.

Provision for Income Taxes

The provision for income taxes increased to an effective tax rate of 36.7% for the nine months of 2007 compared with 35.7% for the nine months of 2006.  The higher effective tax rate is a reflection of the increase in taxable income when compared with income derived from tax exempt investments.  Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

BALANCE SHEET ANALYSIS

Investments

Investment securities were $25.8 million at September 30, 2007, a 29.8% decline from the $36.8 million at December 31, 2006 and a 34.7% decline from $39.5 million at September 30, 2006.  The decline in the portfolio is a result of strong loan demand and the need to utilize funds from maturing and called investments to fund loans.  We purchase securities rated A or higher by Standard and Poor's and or Moody's Investors Service.  In the event a security is downgraded, we will monitor the investment more closely or sell if appropriate. Local tax-exempt bonds are occasionally purchased without an A rating.

Securities are classified as held to maturity (“HTM”), if we have both the intent and the ability to hold these securities to maturity.  As of September 30, 2007, the Company had securities totaling $15.7 million with a market value of $15.8 million categorized as held to maturity.  Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs, pledge requirements and earnings.

Securities are classified as available for sale (“AFS”) if we intend to hold these debt securities for an indefinite period of time, but not necessarily to maturity.  Investment securities which are categorized as AFS are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity.  Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy.  Securities held in the AFS category are recorded at market value, which is $10.2 million compared to an amortized cost of $10.3 million as of September 30, 2007.

There were eight Federal Farm Credit Bank or Federal Home Loan Bank securities with a fair value of $8.1 million and two U.S. Treasury securities of with a fair value of $1.99 million in the AFS portfolio and twenty-four municipal securities with a fair market value of $6.8 million in the HTM portfolio that are temporarily impaired as of September 30, 2007.  Of the above, there were eight Federal Farm Credit Bank or Federal Home Loan Bank securities with a fair value of $8.1 million and two U.S. Treasury securities with a fair value of $1.99 million in the AFS portfolio and twenty municipal securities with a fair value of $6.1 million in the HTM portfolio that have been in a continuous loss position for 12 months or more as of September 30, 2007.  The primary cause of the impairment of these securities is interest rate volatility inherent in a rising rate environment which causes the market value of the security to decline.  Our management understood the potential market risks at the time of acquisition and determined that the benefit of the higher interest rates received at the time of purchase offset the potential deterioration in value.  It is our intent to carry the securities to maturity date, at which time we will receive face value for the securities at no loss.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses are recognized in the accounts upon sale, or at such time as management determines that a permanent decline in value exists.  In the opinion of our management, there was no investment in securities at September 30, 2007 that constituted a material credit risk to us.  The lower market value to amortized costs was a result of the increase in market interest rates and not an indication of lower credit quality.

Loans

Our loan portfolio was $248.9 million at September 30, 2007, or 108.7% of total deposits.  This compares with $219.6 million, or 94.3% of total deposits, at December 31, 2006 and $209.6 million, or 92.0% of total deposits, at September 30, 2006.  A comparative schedule of average loan balances is presented in the table on page 11; period-end and year-end balances are presented in the following table.

	September 30, 2007	Percentage of Total	December 31, 2006	Percentage of Total	September 30, 2006	Percentage of Total

Commercial	$167,252,231	67.1%	$146,573,119	66.6%	$145,754,691	69.3%
Consumer	28,323,568	11.4%	27,797,562	12.6%	26,105,680	12.4%
Real estate construction	33,071,124	13.2%	28,590,367	13.0%	21,961,749	10.5%
Real estate mortgage	20,672,173	8.3%	17,154,768	7.8%	16,342,424	7.8%
Leases	23,446	0.0%	36,030	0.0%	40,896	0.0%
Gross loans & leases	249,342,542	100.0%	220,151,846	100.0%	210,205,440	100.0%
Deferred loan fees	(457,639)		(544,184)		(584,843)
Total loans and leases, net of unearned fees	248,884,903		219,607,662		209,620,597
Allowance for loan and lease losses	(3,800,095)		(3,276,972)		(3,101,057)

	$245,084,808		$216,330,690		$206,519,540

Risk Elements

The majority of our loan activity is with customers located within Sonoma County.  Approximately 91.0% of the total loan portfolio is secured by real estate located in our service area.  Significant concentrations of credit risk may exist if a number of loan customers are engaged in similar activities and have similar economic characteristics.  We believe we have policies in place to identify problem loans and to monitor concentrations of credits.

Non Performing Assets

Our management classifies all loans as non-accrual loans when they become more than 90 days past due as to principal or interest, or when the timely collection of interest or principal becomes uncertain, if earlier, unless they are adequately secured and in the process of collection.

A loan remains in a non-accrual status until both principal and interest have been current for six months and meets cash flow or collateral criteria or when the loan is determined to be uncollectible and is charged off against the allowance for loan losses, or, in the case of real estate loans, is transferred to other real estate owned.  A loan is classified as a restructured loan when the interest rate is materially reduced, when the term is extended beyond the original maturity date or other concessions are made by us because of the inability of the borrower to repay the loan under the original terms.  As of September 30, 2007 there was $256,000 in restructured loans.

There were $927,000 of non-accrual loans and no loans 90 days or more past due and still accruing at September 30, 2007, except for overdrafts of $63,000, which accrue $5.00 a day per account overdrawn.  There were $830,000 of non-accrual loans and no loans 90 days or more past due and still accruing at September 30, 2006 and overdrafts of $19,000.  The increase in non-accrual loans is a reflection of the current economic situation.

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

Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated.  Based on our management’s risk management review and a review of our loan portfolio, we believe that our allowance for losses for the quarter ending September 30, 2007, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the loan loss reserve cannot be determined with precision and could be susceptible to significant change in future periods.

At September 30, 2007, the allowance for loan losses was $3.8 million, or 1.53% of period-end loans, compared with $3.3 million, or 1.49% at December 31, 2006 and $3.1 million, or 1.48% at September 30, 2006.

An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.

	For the Nine Months Ended 9/30/07	For the Year Ended 12/31/06	For the Nine Months Ended 9/30/06

Balance beginning of year	$3,276,972	$2,776,507	$2,776,507
Charge-offs:
Commercial	0	(6,593)	(6,594)
Consumer	(55,943)	(12,262)	(2,965)
Total charge-offs	(55,943)	(18,855)	(9,559)
Recoveries:
Commercial	13,546	17,668	13,357
Consumer	520	1,652	752
Total recoveries	14,066	19,320	14,109
Net (charge-offs) recoveries	(41,877)	465	4,550
Provision charged to operations	565,000	500,000	320,000
Balance end of period	$3,800,095	$3,276,972	$3,101,057
Ratio of net charge-offs(annualized) to average loans	0.02%	0.00%	0.00%
Balance in allowance as a percentage of loans outstanding at period end	1.53%	1.49%	1.48%

Deposits

A comparative schedule of average deposit balances is presented in the table on page 11; period end and year-end deposit balances are presented in the following table.

	September 30, 2007	Percentage of Total	December 31, 2006	Percentage of Total	September 30, 2006	Percentage of Total

Interest-bearing transaction deposits	$27,746,096	12.1%	$29,983,572	12.9%	$29,508,898	13.0%
Savings deposits	74,197,697	32.4%	72,346,136	31.1%	74,083,499	32.5%
Time deposits, $100,000 and over	44,423,070	19.4%	44,067,435	18.9%	43,738,653	19.2%
Other time deposits	28,856,247	12.6%	27,629,801	11.9%	27,382,790	12.0%
Total interest-bearing deposits	175,223,110	76.5%	174,026,944	74.8%	174,713,840	76.7%
Noninterest-bearing deposits	53,712,752	23.5%	58,740,471	25.2%	53,221,766	23.3%
Total deposits	$228,935,862	100.0%	$232,767,415	100.0%	$227,935,606	100.0%

Total deposits declined by $3.8 million (1.6%), during the nine months of 2007, to $228.9 million from $232.8 million at December 31, 2006 and increased by .44% or $1.0 million from $227.9 million as of September 30, 2006.  Savings deposits, time deposits greater than $100,000 and other time deposits showed an increase over year end 2006.  Savings deposits increased $1.9 million or 2.6% to $74.2 million during the nine months of 2007. Other time deposits increased by $1.2 million or 4.4% to $28.9 million during the nine months of 2007.  Time deposits greater than $100,000 showed growth of .8% or $356,000 to $44.4 million, during the nine months of 2007.

Demand deposits showed a decline of $5.0 million (8.6%) from $58.7 million as of December 31, 2006 to $53.7 million as of September 30, 2007.  Interest bearing deposits were $27.7 million as of September 30, 2007 compared to $30.0 million as of year end 2006, a decline of $2.2 million or 7.5%.  The decline could be, in part, investors moving funds from these accounts into higher yielding time deposits discussed above. Additionally, fourth quarter is seasonally a strong quarter for deposit growth.

With the future of interest rates uncertain, we cannot predict how quickly rates may change on deposit accounts which could cause the net interest margin to decline, resulting in lower net income.  In a rising rate environment deposit rates could increase which would cause the net interest margin to decline, resulting in lower net income and in a falling rate environment deposit rates lag the drop in rates.    We have seen an increase in the yield paid on deposit accounts from 2.24% as of September 30, 2006 to 2.95% as of September 30, 2007, an 71 basis point increase.

Loan demand has continued to be strong in spite of the decline in deposits, therefore we have taken advantage of our ability of borrow at the Federal Home Loan Bank.  As of September 30, 2007, we were borrowing $36.6 million at the Federal Home Loan Bank compared to $10.0 million as of September 30, 2006.  The growth in volume of Federal Home Loan Bank borrowings contributed to the  85 basis point increase in the yield paid on all interest bearing liabilities, from 2.36% in 2006 to 3.21% in 2007.  Refer to the table-Average Balance, Yields and Rates Paid, on page 11.  The decision was made by our management that it was more cost effective to borrow instead of paying higher rates of interest on long term deposits.

Capital

Our subsidiary, Sonoma Valley Bank (the “Bank”) is subject to FDIC regulations governing capital adequacy.  The FDIC has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.  Under the current guidelines, as of September 30, 2007, the Bank was required to have minimum Tier 1 and total risk-based capital ratios of 4% and 8%, respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier 1 and total risk-based capital ratios to be 6% and 10%, respectively.

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

Based on the FDIC's guidelines, the Bank's total risk-based capital ratio at September 30, 2007 was 10.54% and its Tier 1 risk-based capital ratio was 9.29%.  The Bank's leverage ratio was 9.03%.  All the ratios exceed the minimum guidelines of 8.00%, 4.00% and 4.00%, respectively.  For the consolidated Company  total risk based capital, Tier 1 risk based capital and leverage ratios at September 30, 2007, were 10.55%, 9.30% and 9.03%, respectively.

In February 2001, we approved a program to repurchase Sonoma Valley Bancorp stock up to $1.0 million and in August 2002 we approved the repurchase of an additional $1.0 million of Sonoma Valley Bancorp stock.  As of December 31, 2005, $1,580,162 had been repurchased and retired, net of options which were exercised and then subsequently repurchased and retired.  In February 2006 we approved the repurchase of 60,000 shares of Sonoma Valley Bancorp stock, in October 2006 we approved an additional 60,000 shares of Sonoma Valley Bancorp stock and in July, 2007 we approved an additional 60,000 shares of Sonoma Valley Bancorp stock.  During the twelve months ended December 31, 2006, 55,028 shares were repurchased and retired of which 15,035 shares or $364,729 were a part of the amount approved August 2002.   During the nine months ended September 30, 2007, 96,190 shares have been repurchased and retired.  Refer to page 12, for a discussion of the changes in capital and pages 5 and 6 for the table of “Changes in Shareholders’ Equity.”

We believe that the Bank's current capital position, which exceeds guidelines established by industry regulators, is adequate to support our business.

Off Balance Sheet Commitments

Our off balance sheet commitments consist of commitments to extend credit and standby letters of credit.  These commitments are extended to customers in the normal course of business.  Unfunded loan commitments were $52.2 million at September 30, 2007 and $53.0 million at September 30, 2006. Standby letters of credit outstanding were $348,000 at both September 30, 2007 and September 30, 2006.  We also have contractual obligations consisting of operating leases for various facilities and payments to participants under our supplemental executive retirement plan and deferred compensation plan.

Liquidity Management

Our liquidity is determined by the level of assets (such as cash, federal funds sold and available-for-sale securities) that are readily convertible to cash to meet customer withdrawal and borrowing needs.  Deposit growth also contributes to our liquidity.  Our liquidity position is reviewed by management on a regular basis to verify that it is adequate to meet projected loan funding and potential withdrawal of deposits.  We have a comprehensive Asset and Liability Policy which we use to monitor and determine adequate levels of liquidity. Available liquidity which includes the ability to borrow at the Federal Home Loan Bank was 36.5% as of September 30, 2007 and 50.2% and 51.0% in December 31, 2006 and September 30, 2006, respectively.  At September 30, 2007, our primary liquidity ratio was 6.3% compared to 10.3% and 11.0% at December 31, 2006 and September 30, 2006, respectively. The decline in primary liquidity is a result of maturing securities funding loans and by not maintaining shorter term securities our primary liquidity has declined.  Management expects that liquidity will remain adequate throughout 2007, with security maturities and borrowing capacity offsetting the loan growth we are experiencing.  Any excess funds will be invested in quality liquid assets, such as U.S. Treasury and Agency securities. Management believes that the Company has adequate liquidity and capital resources to meet its short term and long term liquidity needs.

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

Asset/Liability Management.  Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits and investing in securities.  Interest rate risk is the primary market risk associated with asset/liability management.  Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities.  To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. When interest rates increase, the market value of securities held in the investment portfolio declines.  Generally, this decline is offset by an increase in earnings.  When interest rates decline, the market value of securities increases while earnings decrease due to the Bank's asset sensitivity caused by the variable rate loans.  Usually we are able to mitigate risks from changes in interest rates with this balance sheet structure.  At the present time, the market is experiencing an anomaly from historical norms. Historically there has been about a 100 basis point spread between short term interest rates (the three month Treasury bill) and longer term interest rates (10 or 30 year Treasury Bonds). Since 2006 the long term interest rates have been 50 basis points higher to 40 basis points lower than short term.  Since August, 2007 the market has experienced more volatility due to liquidity concerns among the investment community.  The yield curve has now priced in the 100 basis point differential between the 3 month treasury and longer term treasuries.  The bank has yet to experience the same differential between deposit rates and loans. This has made it difficult to maintain a beneficial spread between interest bearing assets and liabilities. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin and market value of equity under changing interest environments.  The Bank uses simulation models to forecast earnings, net interest margin and market value of equity.

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes.  Using computer-modeling techniques, we are able to estimate the potential impact of changing interest rates on earnings.  A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base.  The forecast balance sheet is processed against five interest rate scenarios.  The scenarios include 100 and 200 basis point rising rate forecasts, a flat rate forecast and 100 and 200 basis point falling rate forecasts which take place within a one year time frame.  The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon.  Our 2007 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from September 30, 2007 balances.  The following table summarizes the effect on net interest income (NII) of "100 and "200 basis point changes in interest rates as measured against a constant rate (no change) scenario.

Interest Rate Risk Simulation of Net Interest Income as of  September 30, 2007
(In thousands)

Variation from a constant rate scenario	$ Change in NII
+200bp	$(410)
+100bp	$(234)
-100bp	$203
-200bp	$470

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

A positive cumulative gap may be equated to an asset sensitive position.  An asset sensitive position in a rising interest rate environment will cause a bank's interest rate margin to expand.  This results as floating or variable rate loans reprice more rapidly than fixed rate certificates of deposit that reprice as they mature over time.  Conversely, a declining interest rate environment will cause the opposite effect.  A negative cumulative gap may be equated to a liability sensitive position.  A liability sensitive position in a rising interest rate environment will cause a bank's interest rate margin to contract, while a declining interest rate environment will have the opposite effect.  The table above shows net interest income declining  when rates increase and net interest income increasing when rates decline.  Although historically we have been asset sensitive which would cause the Bank’s net interest margin to expand, the negative change in net interest income shows pressure in a rising rate environment.  This is a result of a higher percentage of fixed rate loans than floating.  Additionally the decline in the rising rate environment is a result of management’s conservative evaluation of the pressure to increase rates on deposits, which temporarily causes the decline in the net interest margin.

The following table sets forth the dollar amounts of maturing and/or repricing assets and liabilities for various periods. This does not include the impact of prepayments or other forms of convexity caused by changing interest rates.  Historically, this has been immaterial and estimates for them are not included.

We have more liabilities than assets repricing during the next year. Usually because our asset rates change more than deposit rates, our interest income will change more than the cost of funds when rates change.  For the current quarter, we are making a more conservative assumption.  Historically, we have been able to raise deposit rates with a lag to loan rate increases, however loan rates have remained flat and market demands are creating pressure to raise interest rates on deposits. Therefore, for a period of time, we have chosen to use the simulation to forecast deposits rates rising quite rapidly in a rising rate environment and declining slowly in a falling rate environment.  This causes the net interest margin to shrink and net interest income to decline in a rising rate environment.  The table below indicates that we are liability sensitive throughout the next year.  At the end of the twelve month cycle, the rate sensitive gap shows $64.0 million more in liabilities than assets repricing.

We control long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of September 30, 2007 for our interest-bearing assets and interest-bearing liabilities, and our interest rate sensitivity gap as a percentage of total interest-earning assets.  Of the $134.0 million in fixed rate assets over 12 months, shown in the table below, $21.4 million are long term assets over five years.  This $21.4 million compares favorably to the $80.0 million in demand and core deposits and equity.

September 30, 2007	Immediate Reprice	Up to 3 Months	4 to 6 Months	7 to 12 Months	Over 12 Months	Totals
(in thousands)

Fed Funds Sold	$ 1,533	$ 0	$ 0	$ 0	$ 0	$ 1,533
Securities + IBB	0	2,131	1,582	3,163	18,967	25,843
Loans	60,714	10,254	20,681	38,408	115,028	245,085
Total RSA	$ 62,247	$ 12,385	$ 22,263	$ 41,571	$ 133,995	$ 272,461

MMDA/NOW/SAV	$ 101,944	$ 0	$ 0	$ 0	$ 0	$ 101,944
CDs < $100k	0	9,364	8,903	8,903	1,686	28,856
CDs> $100k	0	12,587	23,303	5,826	2,707	44,423
Borrowings	26,600	0	0	5,000	5,000	36,600
Total RSL	$ 128,544	$ 21,951	$ 32,206	$ 19,729	$ 9,393	$ 211,823

Gap	(66,297)	(9,566)	(9,943)	21,842	124,602	60,638
Cumulative	(66,297)	(75,863)	(85,806)	(63,964)	60,638

% of Assets	-22.3%	-25.5%	-28.8%	-21.5%	20.4%

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

The Bank has only moderate market risk in investments because the average maturity in the portfolio is not very long, except for municipals, which are held to maturity (see page 16 for discussion of investments).  The portfolio should decline in value only about 2.0% or $520,000 for a 1% increase in rates.  The gain in value if rates fall would be somewhat less, because there are some callable bonds.  Marking-to-market available for sale securities when rates change would add only modest volatility to a strong level of equity.  This market risk acts to offset the interest rate risk (i.e. if rates decline and NIM is squeezed, there would be a concurrent gain in the value of securities).

For the Three Month Periods
Ended September 30, 2007 and 2006

Overview

We reported net income of $1.1 million for the third quarter of 2007 compared with $1.0 million for the third quarter of 2006.  On a per share basis, net income for the three months ended September 30, 2007 equaled $0.49 per share compared with $0.45 per share during the same period in 2006.

Return on average total assets on an annualized basis for the three months ended September 30, 2007 was 1.51% compared to 1.52% for the same period of 2006.  The decrease in the return on assets is because assets are growing faster than earnings. Earnings for the quarter grew $81,000 or 7.96% and assets grew $22.1 million or 8.27%. Return on average shareholders' equity on an annualized basis for the three months ended September 30, 2007 and 2006 was 16.04% and 15.82%, respectively.  The increase in the return on equity is a result of the stronger growth in earnings than equity. Equity grew $1.7 million or 6.5% in the third quarter of 2007 when compared to 2006.  Net income showed an increase of 7.96% or $80,597 from $1.0 million to $1.1 million in 2007.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, adjusted to a fully taxable equivalent basis, increased $272,000 to $3.7 million for the three months ended September 30, 2007, from $3.4 million during the comparable period of 2006.  Net interest income on a fully taxable equivalent basis, as shown on the table -Average Balances, Yields and Rates Paid on page 28, is higher than net interest income on the statements of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($94,913 in 2007 and $95,031 in 2006, based on a 34% federal income tax rate).

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin.  Our net interest margin for the third quarter of 2007 declined to 5.38% from 5.42% for the comparable period in 2006.  The decline in the net interest margin is the result of the pressure to raise interest rates on deposits and the increase in the volume of borrowings.  The yield on interest bearing liabilities increased 60 basis points from 2.75% for the three months ended September 30, 2006 to 3.35% for the three months ended September 30, 2007 compared to the yield on earning assets which increased only 45 basis points.  This has had some effect on the net interest margin, but the strong loan growth has offset some of the effect of the increase in interest expense on liabilities.

Interest Income

Interest income (stated on a fully taxable equivalent basis) for the three months ended September 30, 2007 increased by $722,000 to $5.4 million, a 15.5% increase over the $4.7 million realized during the same period in 2006.  The gain in volume of average balances was responsible for a $613,000 increase in interest income and a $109,000 increase in income was related to lower interest rates, resulting in a total increase in interest income of $722,000.

Interest Expense

Total interest expense for the three months ended September 30, 2007 increased by $450,000 to $1.7 million compared with $1.3 million in the same period of 2006.  The average rate paid on all interest-bearing liabilities for the third quarter of 2007 increased to 3.35% from 2.75% in the third quarter of 2006, and average balances on earning liabilities for the third quarter of 2007 increased to $202.4 million from $181.4 million in the same period of 2006, a 11.6% gain.

The gain in volume of average balances accounted for a $294,000 increase in interest expense while a $156,000 increase was related to higher interest rates paid, resulting in a $450,000 increase in interest expense for the third quarter of 2007.  Individual components of interest income and interest expense are provided in the table - Average Balances, Yields and Rates Paid on page 28.

Provision for Loan Losses

The provision for loan losses was $140,000 during the third quarter of 2007 compared to the $30,000 provision for the third quarter of 2006.  The higher provision is the result of strong loan growth and our  evaluation and assessment of the loan portfolio in this economic climate.

Non-interest Income

Non-interest income of $581,340 for the third quarter of 2007 represented an increase of $47,588, or 8.9%, from the $533,752 for the comparable period in 2006.  Income from service charges on deposit accounts and an increase in loan referral income were major contributors to the growth in income over 2006.

Non-interest Expense

For the third quarter of 2007, non-interest expense was $2.3 million compared with $2.2 million for the same period in 2006, representing an increase of $100,091, or 4.5%. The largest increase of non interest expense was other operating expense which increased $121,967, or 21.1%, compared with the three months ended September 30, 2006.  The increase in expense in 2007 is a result of expense associated with outsourcing of our technology management.

The expenses for premises and fixed assets declined 2.8% from $251,209 in 2006 to $244,068 in 2007.  The $7,141 decrease in 2007 is largely the result of lower expenses in fixed asset costs in 2007 and that many fixed assets are fully depreciated and no longer showing an expense for depreciation.

Salaries benefits expense for the three months ended September 30, 2007 decreased 1.1% or $14,735 to $1.387 million from $1.402 million in the same period in 2006. Various benefit accruals were down in 2007 when compared to 2006.

Provision for Income Taxes

The provision for income taxes decreased to an effective tax rate of 35.0% in the third quarter of 2007 compared with 35.6% for the comparable period in 2006.  Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

SONOMA VALLEY BANCORP
AVERAGE BALANCES/YIELDS AND RATES PAID
For the three months ended September 30, 2007 and 2006
	2007			2006
ASSETS	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans(2):
Commercial	$162,612,801	$3,324,486	8.11%	$144,757,963	$2,907,583	7.97%
Consumer	28,119,644	604,205	8.52%	25,758,064	553,554	8.53%
Real estate construction	30,537,890	680,547	8.84%	18,800,582	401,965	8.48%
Real estate mortgage	19,269,345	364,242	7.50%	16,206,255	286,262	7.01%
Tax exempt loans (1)	2,277,726	47,232	8.23%	2,379,035	49,294	8.22%
Leases	24,574	540	8.72%	44,680	1,376	12.22%
Unearned loan fees	(468,206)			(611,470)
Total loans	242,373,774	5,021,252	8.22%	207,335,109	4,200,034	8.04%
Investment securities
Available for sale:
Taxable	10,597,367	98,813	3.70%	24,221,627	206,996	3.39%
Hold to maturity:
Taxable	0	0	0.00%	0	0	0.00%
Tax exempt (1)	15,769,055	231,924	5.84%	15,799,715	230,202	5.78%
Total investment securities	26,366,422	330,737	4.98%	40,021,342	437,198	4.33%
Federal funds sold	0	0	0.00%	0	0	0.00%
Federal Home Loan Bank stock	1.484,729	17,966	4.80%	1,117,222	13,734	4.88%
Total due from banks/Interest bearing	402,608	4,325	4.26%	105,304	1,378	5.19%
Total interest-earning assets	270,627,533	$5,374,280	7.88%	248,578,977	$4,652,344	7.43%
Noninterest-bearing assets:
Reserve for loan losses	(3,766,517)			(3,084,973)
Cash and due from banks	5,525,097			6,009,598
Premises and equipment	846,480			1,044,823
Other assets	15,955,967			14,541,783
Total assets	$289,188,560			$267,090,208
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits
Interest-bearing transaction	$27,409,466	$11,150	0.16%	$30,007,124	$12,396	0.16%
Savings deposits	74,566,298	484,318	2.58%	74,650,262	406,518	2.16%
Time deposits over $100,000	43,504,451	526,022	4.80%	39,108,740	425,347	4.31%
Other time deposits	28,914,266	330,872	4.54%	26,870,286	267,484	3.95%
Total interest-bearing deposits	174,394,481	1,352,362	3.08%	170,636,412	1,111,745	2.58%
Federal Funds purchased	0	0	0.00%	0	0	0.00%
Other borrowings	27,968,387	356,056	5.05%	10,764,839	146,886	5.41%
Total interest-bearing liabilities	202,362,868	$1,708,418	3.35%	181,401,251	$1,258,631	2.75%
Non interest-bearing liabilities:
Non interest-bearing demand deposits	53,594,997			54,746,104
Other liabilities	5,988,389			5,354,200
Shareholders’ equity	27,242,306			25,588,653
Total liabilities and shareholders’ equity	$289,188,560			$267,090,208
Interest rate spread			4.53%			4.68%
Interest income		$5,374,280	7.88%		$4,652,344	7.43%
Interest expense		1,708,418	2.50%		1,258,631	2.01%
Net interest income/margin		$3,665,862	5.38%		$3,393,713	5.42%
(1)	Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2007 and 2006
(2)	Non-accrual loans have been included in loans for the purposes of the above presenation. Loan fees of $121,807 and $111,622 for the three months ended September 30, 2007 and September 30, 2006, respectively, were amortized to the appropriate interest income categories.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information regarding Quantitative and Qualitative Disclosures about Market Risk appears on pages 22 through 24 under the caption “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations – Market Risk Management” and is incorporated herein by reference.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Securities Exchange Act Rule 13a-15(e) or 15d-15(e)), as of the end of the fiscal quarter covered by this report, as required by Securities Exchange Act Rule 13a-15, and concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of such period, our disclosure controls and procedures are effective to ensure that we record, process, summarize and report information required to be disclosed in the reports we filed under the Securities Exchange Act of 1934 within the time periods specified by the Securities and Exchange Commission’s rules and regulations.

During the quarter ended September 30, 2007, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or, are reasonably likely to materially affect our internal controls over financial reporting.

Part II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings arising in the ordinary course of business.  We are not currently a party to, nor is any of its properties the subject of, any material pending legal proceedings.

Item 1A.  RISK FACTORS

None

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following chart summarizes our repurchases of our common shares as part of our publicly announced repurchase plan.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price paid per Share (or unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs

Month #7: 7/1/07 - 7/31/07	4,921	$29.58	4,921	64,174
Month #8: 8/1/07 - 8/31/07	10,814	$28.67	10,814	53,360
Month #9: 9/1/07 - 9/30/07	9,543	$29.85	9,543	43,817
Total	25,278	$29.29	25,278

(1)	On January 17, 2001 a repurchase program was approved up to $1,000,000. On August 21, 2002 an additional $1,000,000 was approved. No expiration.
(2)
 On February 15, 2006, 60,000 shares were approved to repurchase, on October 18, 2006, an additional 60,000 shares were approved for repurchase and on July 18, 2007, an additional 60,000 shares were approved for repurchase.  No expiration.

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

SONOMA VALLEY BANCORP

Date:   November 7, 2007                    /s/ Mel Switzer, Jr.
Mel Switzer, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date:  November 7, 2007                     /s/ Mary Dieter Smith
Mary Dieter Smith
Executive Vice President and
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)