Form 10-K
period 2007-12-31
SONOMA VALLEY BANCORP
filed 2008-03-25
CIK 1120427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.
Large Accelerated Filer ☐ No     Accerlerated Filer   ☐ No
Non-Accerlerated Filer ☒ Yes     Smaller Reporting Filer ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
☐ Yes ☒ No

As of June 30, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $51,042,702 based on the closing sale price as reported on the Over the Counter Bulletin Board (“OTC Bulletin Board”).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 13, 2008
Common Stock, no par value per share	2,288,709

DOCUMENTS INCORPORATE BY REFERENCE

The information required by Items 10,11,12,13 and 14 of Part III are incorporated by reference to the registrant’s proxy statement, which will be filed within 120 days of the registrant’s year end.

With the exception of historical facts stated herein, the matters discussed in this Form 10-K are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operation of Sonoma Valley Bancorp's  wholly owned subsidiary, Sonoma Valley Bank (“the Bank”), projected costs and expenses related to operations of the bank’s liquidity, capital resources, and the availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this Form 10-K, the following: (i) increased competition from other banks, savings and loan associations, thrift and loan associations, finance companies, credit unions, offerors of money market funds, and other financial institutions; (ii) the risks and uncertainties relating to general economic and political conditions, both domestically and internationally, including, but not limited to, inflation, or natural disasters affecting the primary service area of the Bank or its major industries; or (iii) changes in the laws and regulations governing the Bank’s activities at either the state or federal level. Readers of this Form 10-K are cautioned not to put undue reliance on “forward looking” statements which, by their nature, are uncertain as reliable indicators of future performance.  Sonoma Valley Bancorp disclaims any obligation to publicly update these “forward looking” statements, whether as a result of new information, future events, or otherwise.

PART I
ITEM 1.	BUSINESS

General

Sonoma Valley Bancorp ("Company") was incorporated under California law on March 9, 2000 at the direction of Sonoma Valley Bank for the purpose of forming a single-bank holding company structure pursuant to a plan of reorganization.  The reorganization became effective November 1, 2000, after obtaining all required regulatory approvals and permits, shares of the Company's common stock were issued to shareholders of Sonoma Valley Bank in exchange for their Sonoma Valley Bank stock.  Previously, Sonoma Valley Bank filed its periodic reports and current reports under the Securities Exchange Act of 1934 with the Federal Deposit Insurance Corporation (“FDIC”).  Following the reorganization, periodic and current reports are now filed with the Securities and Exchange Commission (“SEC”).

The business operations of the Company continue to be conducted through its wholly-owned subsidiary, Sonoma Valley Bank ("Bank"), which began commercial lending operations on June 3, 1988. In addition to its main branch located in Sonoma, California, the Bank also operates two additional branch offices, one branch office is located in Glen Ellen, California.  In March 2004, the Bank opened another branch office, Banco de Sonoma, located in Boyes Hot Springs, California.  The following discussion, although presented on a consolidated basis, analyzes the financial condition and results of operations of the Bank for the twelve month period ended December 31, 2007.

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

Concentration of Credit Risk

The majority of the Bank's loan activity is with customers located within the county of Sonoma.  While the Bank has a diversified loan portfolio, approximately 91.3% of these loans are secured by real estate in its service area.  This concentration for the year ending December 31, 2007 is presented below:

(in thousands of dollars)
Secured by real estate:
Construction/land development	$44,106
Farmland	5,472
1-4 family residences	52,460
Commercial/multi-family	126,729

Employees

As of December 31, 2007, the Company employed 51 full-time equivalent employees.

Website Access

We maintain a website where certain information about the Bank is posted. Through the website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendment to those reports, as well as Section 16 reports and amendments, are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These reports are free of charge and can be accessed through the web address www.SonomaValleyBank.com by selecting the Financials Tab- SEC Filings link. Further, certain corporate charters and policies are also posted on this site, and are similarly available without charge.

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

Section 404 of Sarbanes-Oxley requires the SEC to prescribe rules requiring the inclusion of an internal control report in each annual report.  Accordingly, in the annual report for December 31, 2007, management has included a report on the effectiveness of the Company’s internal controls.  The Company retained the services of a consulting firm to assist management and staff with this process.  There can be no assurances that the evaluation required by Sarbanes-Oxley will not result in the identification of significant control deficiencies at some point or that the Company’s auditors will be able to attest to the effectiveness of our internal controls over financial reporting. The Company’s independent auditors are required to attest to and report on management’s assessment of internal control beginning the year ending December 31, 2008, which may be deferred to 2009.

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

The U.S. federal bank regulatory agencies’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “Basel Committee”).  The Basel Committee is a committee of central banks and bank supervisors from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply.  In January 2001, the Basel Committee on Banking Supervision issued a proposal for a "New Capital Accord".  The New Capital Accord incorporates a three-part framework of minimum capital requirements, supervisory review of an institution's capital adequacy and internal assessment process, and market discipline through effective disclosure to encourage safe and sound banking practices.  To remain a financial holding company, a company must remain “well capitalized” and “well managed”.  “Well managed” means that at their most recent examination the bank received a satisfactory composite rating and at least a satisfactory rating for management.  The federal banking agencies are required to take "prompt corrective action" in respect of depository institutions and their bank holding companies that do not meet minimum capital requirements. FDIC established five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized".  A depository institution's capital tier, or that of its bank holding company, depends upon where its capital levels are in relation to various relevant capital measures, including a risk-based capital measure and a leverage ratio capital measure, and certain other factors.  As of December 31, 2007, the Company and Bank are “well capitalized” and “well managed”.

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

The Fair Value Option for Finanacial Assets and Financial Liabilities

      In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  This Statement is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007.

Business Combinations

In December 2007, the FASB issued SFAS No. 141, revised, Business Combinations.  This Statement established principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest, recognizes and measures goodwill acquired in a business combination, and discloses the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008.

Noncontrolling Interest in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51.  This Statement establishes accounting and reporting standards for a minority interest in the parent company financial statements and requires separate identification of equity and net income in the consolidated financial statements.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

Statistical Data

The following information is required by Industry Guide 3, "Statistical Disclosure by Bank Holding Companies".  The averages shown have been calculated using the average daily balance.

Sequential Page
Number
I.	Distribution of Assets, Liabilities and Shareholders’
Equity; Interest Rates and Differential

	A. Average balance sheets	29
	B. Analysis of net interest earnings	29
	C. Rate/volume analysis	30

II.	Investment Portfolio

	A. Book value (Amortized Cost) of investments	58
	B. Weighted average yield and maturity	29, 35, 41 and 59
	C. Securities of issuer exceeding ten percent of equity	None

III.	Loan Portfolio

	A. Types of loans	29 and 60
	B. Maturities and sensitivities of loans to change in interest rates	41 and 61
C. Risk elements

	1. Non-accrual, past due, and restructured loans	36 and 61
	2. Potential problem loans	None
	3. Foreign outstandings	None
	4. Loan concentrations	35 and 61

	D. Other Interest-Bearing Assets	None

IV.	Summary of Loan Loss Experience	36 and 61

V.	Deposits

	A. Average balances and average rates paid	29
	B. Other categories of deposits	None
	C. Foreign outstandings	None
	D. Maturity of time deposits greater than $100,000	41
	E. Maturity of foreign time deposits greater than $100,000	None

VI.	Return on Equity and Assets	25

VII.	Short-term Borrowings:	62

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

As of December 31, 2007, approximately 91.3% of the Company’s loan portfolio is directly or indirectly secured by real property.  Because the Company’s loan portfolio contains a significant number of construction, commercial and residential real estate loans, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, construction and commercial real estate loans.

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

Risks Associated with the Company’s Common Stock

The Company’s Stock Price can be Volatile

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

▪	Actual or anticipated variations in quarterly results of operations.
▪	Recommendations by securities analysts.
▪	Operating and stock price performance of other companies that investors deem comparable to the Company.
▪	News reports relating to trends, concerns and other issues in the financial services industry.
▪	Perceptions in the marketplace regarding the Company and/or its competitors.
▪	New technology used, or services offered, by competitors.
▪	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors.
▪	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.
▪	Changes in government regulations.
▪	Geopolitical conditions such as acts or threats of terrorism or military conflicts.
▪	Regional disasters, such as wild fires, earthquakes, and floods that may impact the Sonoma County region, and specifically our customers businesses, including agriculture and tourism.
▪	Economic conditions in the financial industry, including further contractions on liquidity of financial institutions, Federal policies on interest rates and lending practices, and deterioration in other regional factors such as housing and commerical property defaults.

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

The Sonoma Branch is located at 202 W. Napa Street, Sonoma.  The building contains approximately 6800 square feet and has been subleased on a long-term basis (the initial term expires in 2009, with option to extend for two additional five-year terms).  The office is considered by management to be well maintained and adequate for the purpose intended.  Lease payments made in 2007 totaled $263,194 compared to the $253,071 paid in 2006.  The lease provides for future annual rents to be adjusted for changes in the Consumer Price Index ("CPI"), with a minimum annual increase of 4%, effective each March 1st.

The Glen Ellen Branch is located at 13751 Arnold Drive, Glen Ellen.  The facility is 525 square feet.  The facility is leased for a five year term expiring in 2008 with the option to extend for two additional five year terms.  Lease payments made in 2007 totaled $15,294 compared to $14,705 in 2006.  The lease provides for future annual rents to be adjusted for changes in the CPI, with a minimum annual increase of 4% effective April 1st of each year.

The Banco de Sonoma Branch, which opened in March 2004, is located at 18615 Sonoma Hwy, Suite 108, Boyes Hot Springs, California.  The facility is 1200 square feet.  The facility is leased for a five year term expiring in 2009 with options to extend for two additional five year terms.  Lease payments in 2007 totaled $22,125 compared to $20,031 in 2006.  The lease provides for future annual rents to be adjusted for changes in the CPI effective February 1st of each year.

In July 1995, the Bank entered into a lease for the building located at 463 Second Street West (the “Operations Center”).  The building contains approximately 2400 square feet and has been leased on a long term basis to coincide with the Sonoma Branch lease.  The initial term and the first option expired in 2000 and 2005, respectively.  The lease provides for an additional option to extend for two additional five year terms and one additional four year term.  Lease payments made in 2007 totaled $44,578 compared with the $41,268 paid in 2006.  The lease provides for future annual rents to be adjusted for changes in the CPI effective each July 1st.

In September 1997, the Bank purchased the building and land at 472 Second St. West. The building contains approximately 1013 square feet.  The Bank paid $246,943 for the property.  At present the Bank is utilizing the parking area for additional parking for Bank employees. In September 2007 the Bank began renting out the building premises. Rental income for 2007 was $5,000.

In March 2005, the Bank entered into a lease for the building located at 453 Second Street West (the “Finance Center”).  The building contains approximately 1200 square feet.  The facility is leased for a five year term expiring in February 2010 with the option to renew for two additional five year terms.  Lease payments paid in 2007 totaled $21,451 compared with the $20,972 paid in 2006.  The lease provides for future annual rents to be adjusted for changes in the CPI effective March 15th of each year.

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

The Company did not submit any matters to security holders during the fourth quarter of its last fiscal year ended December 31, 2007.

PART II

ITEM   5.                                MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol "SBNK".  The Company is not listed on any exchange or on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”).

Several brokers act as facilitators in the trades of the Company’s stock.  They are:

Wachovia	Monroe Securities
50 Old Courthouse Square #110	100 N. Riverside Plaza, #1620
Santa Rosa, CA 95409	Chicago, IL 60606
Jody Hampton	Steven Schroeder
(800) 972-4800	(312) 506-8743
Fax (707) 528-1117	Fax (312) 506-8799
sschroeder@monroesecurities.com

Hill, Thompson, Magid & Co., Inc.	UBS Financial Services
15 Exchange Place, #800	6570 Oakmont Drive
Jersey City, NJ 07302	Santa Rosa, CA 95409
Tim Padala	John Rector
(866) 291-6316 or (201) 369-2908	(707) 539-1500
Fax (201) 395-0624	Fax (707) 537-3553
ht@hilltompson.com

Edward Jones	Howe Barnes Hoefer & Arnett
515 First Street East	555 Market Street, 18th Floor
Sonoma, CA 95476	San Francisco, CA 94105
Gary Scott	John Cavender
(707) 935-1856	(415) 538-5723 Fax (415) 398-4875
Fax (707) 935-1894	Switchboard (800) 346-5544

Wedbush Morgan Securities	Stone & Youngberg LLC
4949 S.W. Meadow Rd. #100	P.O.Box 1688
Lake Oswego, OR 97035	42605 Moonridge Road
Lisa Gallo	Big Bear, CA 92315
(866) 491-7828	Troy Norlander
Direct Fax (866) 415-0756	(800) 288-2811
Fax (503) 675-5037	Fax (909) 585-7220
lisa.gallo@wedbush.com	tnorlander@syllc.com

The table below summarizes those trades of the common stock as reported by OTC Bulletin Board, setting forth the high and low prices for the periods shown.  These over the counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended:	High	Low

December 31, 2007	$30.00	$25.15
September 30, 2007	30.95	25.10
June 30, 2007	29.50	28.35
March 31, 2007	29.50	27.75

December 31, 2006	$31.00	$27.35
September 30, 2006	28.00	25.50
June 30, 2006	30.00	23.80
March 31, 2006	24.95	20.50

As of March 11, 2008 there were 1,040 registered holders of the Company's common stock, in addition to an unknown number of holders whose shares of common stock are held in street name.

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

The Company paid cash dividends of $0.25 per share to shareholders of record as of March 1, 2005 with payment made on March 15, 2005, $.25 per share to shareholders of record as of August 1, 2005 with payment made on August 15, 2005, $.25 per share to shareholders of record as of March 1, 2006 with payment made on March 15, 2006, $.30 per share to shareholders of record as of September 1, 2006 with payment made on September 15, 2006 ,  $.30 per share to shareholders of record as of March 15, 2007 with payment made on March 30, 2007 and $.30 per share to shareholders of record as of August 31, 2007 with payment made on September 14, 2007 and $.30 per share to shareholders of record as of March 14, 2008 with payment made on March 28, 2008.

Historically, the Company and the Bank (prior to the formation of the Holding Company) have declared ten stock dividends of 5% each, two stock dividends of 10% in May 1996 and June 1997, a 2 for 1 stock split in March 1998, a 3 for 2 stock split in July 2004 and nine cash dividends in February 2004, July 2004, February 2005, July 2005, February 2006, August 2006, March 2007, August 2007 and March 2008 as detailed as follows:

Dividends Paid by the Bank
Date Declared	Record Date	Date Paid	Dividend Paid

May 13, 1992	May 31, 1992	June 15, 1992	5% Stock Dividend
June 26, 1993	July 15, 1993	July 31, 1993	5% Stock Dividend
July 20, 1994	August 1, 1994	August 15, 1994	5% Stock Dividend
January 18, 1995	February 5, 1995	February 20, 1995	5% Stock Dividend
August 16, 1995	September 11, 1995	September 29, 1995	5% Stock Dividend
May 22, 1996	June 14, 1996	June 28, 1996	10% Stock Dividend
June 18, 1997	July 15, 1997	August 1, 1997	10% Stock Dividend
March 18, 1998	April 15, 1998	April 30, 1998	2 for 1 Stock Split
July 21, 1999	August 16, 1999	August 31, 1999	5% Stock Dividend
August 16, 2000	September 8, 2000	September 25, 2000	5% Stock Dividend
Dividends Paid by the Company
Date Declared	Record Date	Date Paid	Dividend Paid

July 18, 2001	August 3, 2001	August 17, 2001	5% Stock Dividend
June 17, 2002	July 2, 2002	July 16, 2002	5% Stock Dividend
June 18, 2003	July 2, 2003	July 16, 2003	5% Stock Dividend
February 18, 2004	March 1, 2004	March 15, 2004	$.25 Cash Dividend
July 21, 2004	August 6, 2004	August 26, 2004	3 for 2 Stock Split & $.25 Cash Dividend
February 16, 2005	March 1, 2005	March 15, 2005	$.25 Cash Dividend
July 20, 2005	August 1, 2005	August 15, 2005	$.25 Cash Dividend
February 15, 2006	March 1, 2006	March 15, 2006	$.25 Cash Dividend
August 17, 2006	September 1, 2006	September 15, 2006	$.30 Cash Dividend
February 22, 2007	March 15, 2007	March 30, 2007	$.30 Cash Dividend
August 15, 2007	August 31, 2007	September 14, 2007	$.30 Cash Dividend
February 20, 2008	March 14, 2008	March 28, 2008	$.30 Cash Dividend

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

	Period Ending
Index	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Sonoma Valley Bancorp	100.00	121.03	176.98	180.65	223.45	203.83	272.52	249.86
Russell 2000	100.00	102.49	81.49	120.00	142.00	148.47	175.73	172.98
SNL OTC & Pink Sheet Western Index	100.00	101.11	120.72	178.37	223.14	255.27	281.51	237.68

Source: SNL Financial LC, Charlottesville, VA,
(434) 977-1600
(c) 2008
 www.snl.com

 The following chart summarizes the Company repurchases of the Company’s common stock during the fourth quarter of 2007.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs
10/1/07 - 10/31/07	2,000	$30.00	2,000	41,817
11/1/07 - 11/30/07	2,225	$27.33	2,225	39,592
12/1/07 - 12/31/07	0	$ 0.00	0	39,592
Total	4,225	$28.59	4,225

(1)	On January 17, 2001 a repurchase program was approved up to $1,000,000. On August 21, 2002 an additional $1,000,000 was approved. No expiration.
(2)
On February 15, 2006, 60,000 shares were approved to repurchase, on October 18, 2006, an additional 60,000 shares were approved for repurchase and on July 18, 2007, an additional 60,000 shares were approved for repurchase.  No expiration.

ITEM 6.                      SELECTED FINANCIAL DATA

SONOMA VALLEY BANCORP
Selected Consolidated Financial Data
dollars in thousands, except share
and per share data

For the years ended:

	2007	2006	2005	2004	2003
RESULTS OF OPERATIONS:
Net interest income	$14,367	$12,922	$11,300	$10,004	$8,906
Provision for loan losses	(680)	(500)	(360)	(130)	(20)
Non-interest income	2,279	2,094	1,968	1,710	1,715
Non-interest expense	(9,182)	(8,306)	(7,848)	(7,225)	(6,244)
Provision for income tax	(2,440)	(2,218)	(1,711)	(1,451)	(1,446)
Net Income	$4,344	$3,992	$3,349	$2,908	$2,911
SELECTED AVERAGE BALANCES:
Assets	$286,692	$262,090	$232,543	$210,883	$195,177
Loans, net of unearned	237,338	199,001	160,655	139,395	123,044
Deposits	229,105	23,560	203,341	186,496	171,620
FHLB borrowings	9,192	1,397	0	0	0
Shareholders' equity	27,248	25,111	21,935	20,799	20,232
PER SHARE DATA:
Basic net income	$1.94	$1.78	$1.54	$1.35	$1.34
Fully diluted net income	$1.88	$1.68	$1.45	$1.25	$1.23
Period end book value	$12.58	$11.71	$10.63	$9.65	$9.89
Weighted average shares outstanding	2,241,104	2,247,231	2,170,866	2,148,558	2,165,066
Weighted average shares outstanding diluted	2,313,588	2,369,218	2,303,639	2,330,841	2,364,433
FINANCIAL RATIOS:
Return on average assets	1.52%	1.52%	1.44%	1.38%	1.49%
Return on average shareholders' equity	15.94%	15.90%	15.27%	13.98%	14.39%
Net yield on earning assets	5.51%	5.46%	5.46%	5.48%	5.24%
Efficiency ratio	53.88%	53.95%	57.44%	59.52%	56.95%
Average shareholders' equity to average assets	9.50%	9.58%	9.43%	9.86%	10.37%
CAPITAL RATIOS:
Risk-based capital:
Tier I	9.50%	9.57%	10.68%	10.77%	12.81%
Total	10.76%	10.26%	11.93%	12.02%	14.07%
Leverage ratio	9.21%	11.51%	9.61%	9.51%	10.50%
CREDIT QUALITY:
Net charge-offs to average loans	0.10%	0.00%	0.01%	0.24%	0.14%
Allowance for possible loan losses to period end loans	1.49%	1.49%	1.62%	1.59%	2.15%

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Year Ended December 31, 2007 versus December 31, 2006

The business operations of the Company continue to be conducted through the Bank, its wholly-owned subsidiary, which began commercial lending operations on June 3, 1988.  Accordingly, the following discussion and analysis of the financial condition and the results of operations should be read in conjunction with the financial statements and notes included elsewhere in this annual report.  The continued growth and success of the company is dependent upon a stable economy, an increasing deposit base in the Sonoma Valley and economically viable technology to enhance customer service.  Expansion of services in the Sonoma Valley such as the implementation of remote deposit capture, Visa debit cards, internet/on line banking , bill pay and courier banking service are some of the strategies contributing to successful performance.  It is management’s opinion that community banking will continue to prosper, by providing useful services in niche markets, in spite of the consolidation taking place in the industry.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States and general practices within the financial services industry.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  A summary of the Company’s most significant accounting policies is contained on pages 54 in Note A to the consolidated financial statements.  The Company considers its most critical accounting policies to consist of the allowance for loan and lease losses and the estimation of fair value, which are separately discussed below.

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

The Company’s Audit Committee engages experienced independent loan portfolio review professionals, many of whom are former bank examiners.  The Audit Committee determines the scope of such reviews and provides the report of findings to the Board of Directors after it has reviewed and accepted the report.  These reviews are supplemented with periodic reviews internally by the Company’s credit review function, as well as the periodic examination of both selected credits and the credit review process by the applicable regulatory agencies.  The information from these reviews assists management in the timely identification of problems and potential problems and provides a basis for deciding whether the credit represents a probable loss or risk that should be recognized.

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

Overview

We reported net income of $4,343,538 for the year ending December 31, 2007, an increase of $351,779 over $3,991,759 for the year ending December 31, 2006.   The strong earnings are a result of a 24.1% increase in loan income of $3.8 million from $15.8 million in 2006 to $19.6 million in 2007. Loan balances grew 14.0% over 2006.  Deposits showed growth of 1.4% over 2006, from $232.8 million in 2006 to $236.0 million at year end 2007.    On a per share basis, net income equaled $1.94 in 2007 compared with $1.78 per share in 2006.

Return on average total assets for 2007, 2006 and 2005 was 1.52%, 1.52% and 1.44%, respectively.  Return on average shareholders’ equity increased to 15.94% in 2007 compared to 15.90% in 2006. The stable return on assets is a result of the growth rate of both average assets and net income of 9.4% and 8.8%, respectively. Return on equity also remained stable. Average equity showed growth of $2.1 million or an 8.5% growth rate over 2006 and net income showed a growth rate of 8.8% or $352,000.

At December 31, 2007, total assets were $297.9 million, a 7.3% increase over the $277.7 million at December 31, 2006. We showed loans of $250.5 million at year end 2007, compared with $219.6 million at year end 2006, an increase of 14.0%. The commercial side of the business continues to be strong in Sonoma and the borrowers strong resulting in the strong loan growth. Deposits increased $3.3 million, growing 1.4%, from $232.8 million at year end 2006 to $236.0 million at year end 2007. Deposit growth continues to be challenging due to competition in the market from local banks, savings and loans and money market accounts with brokers. The loan-to-deposit ratio increased to 106.1% in 2007 from 94.3% in 2006. In 2008 we anticipate slower growth in assets, loans and deposits.

Total shareholders equity increased by $1.53 million or 5.8% during the twelve months ended December 31, 2007.  At December 31, 2007, we reported net income of $4,343,538.  In March, we paid out $695,888 for cash dividends declared in February 2007 and in September 2007, we paid out $675,583 for cash dividends declared in August 2007.   In 2004, incentive stock options were granted to senior employees with a fifth of the options vesting each year over a five-year period.  In 2007, 12,450 options vested which increased equity by $188,949 year to date.    In July 2006, 26,000 restricted stock options were granted to senior employees with a fifth of the options vesting each year over a five-year period and 3,000 restricted stock options were granted to a senior employee with a third of the options vesting over a three-year period.  In 2007, 6,200 restricted stock options vested, which resulted in a tax benefit of $7,935. In 2007, equity was increased by $162,750 to reflect the expense for these options. In July 2007, 10,000 unqualified stock options were granted to a director with a fifth of the options vesting each year over a five year period. In 2007, equity was increased by $10,760 to reflect the expense for these options. In December 2007, 7,410 unqualified stock options were granted to two directors with one-third vesting immediately and two-thirds vesting over a two year period. In 2007, equity was increased by $16,764 to reflect the expense for these options. The net income figure of $4,343,538 reflects an expense for the incentive stock options of $188,949, restricted stock options of $162,750, and the unqualified stock options of $27,524; therefore, the net effect of the stock option transactions relative to equity was zero.  Directors exercised 46,330 options which added $373,175 to the capital accounts.  The tax benefit of these options was $398,503, which also increased equity.  Officers exercised 13,847 options which added $203,308 to the capital accounts. The tax benefit was $9,386 which also increased equity. During the twelve months ended December 31, 2007 we repurchased 100,415 shares which lowered equity by $2,933,238.  The net effect of this activity results in capital of $27,934,280 as of December 31, 2007, compared to capital of $26,404,071 as of December 31, 2006.  See page 50 for detail of “Changes in Shareholders’ Equity”.

Section 404 of Sarbanes-Oxley Act of 2002 (“Section 404”) requires the Securities and Exchange Commission (“SEC”) to prescribe rules requiring the establishment, maintenance and evaluation of an issuer’s internal control of financial reporting.  Accordingly, in the annual report for December 31, 2006, our management was going to be required to include an assessment on the effectiveness of our internal controls over financial reporting in accordance with standards set by the Public Company  Accounting  Oversight  Board.  On September 21, 2005, the SEC extended for another year the deadline for non-accelerated filers to first certify compliance with Section 404.  This means that we will have to certify compliance for this year ended December 31, 2007.  Our external independent auditors are required to attest to and report on management's assessment of internal control over financial reporting beginning December 31, 2008, which may be deferred to 2009.  Our management and staff have worked diligently evaluating and documenting the internal control systems in order to allow our management to report on our internal control over financial reporting with this filing.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between total interest income and total interest expense.  Net interest income, adjusted to a fully taxable equivalent basis, increased $1.4 million to $14.7 million, up 11.0% from 2006 net interest income of $13.3 million.  Net interest income on a fully taxable equivalent basis, as shown on the table - Average Balances, Yields and Rates Paid on page 29, is higher than net interest income on the statements of operations because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($397,000 in 2007 and $379,000 in 2006, based on a 34% federal income tax rate).

The improvement in net interest income for the year ended December 31, 2007 (stated on a fully taxable equivalent basis) is a result of the net effect of a $3.4 million increase in interest income offset by an increase in interest expense of $2.0 million, the net effect being an increase of $1.4 million or 11.0%.  This increase in net interest income is a result of the growth in the loan portfolio offset by pressure to increase rates on deposits due to competitive factors. The fed funds and prime rates were stable for the first 8 months of the year at 5.25% and 8.25%, respectively. In September 2007, the Federal Open Market Committee (FOMC), began lowering rates and at year end the fed funds rate and prime rate were at 4.25% and 7.25% respectively. As we move into 2008 the FOMC has continued lowering rates and the current fed funds and prime rates are 3.00% and 6.00%, respectively.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin.  Our net interest margin increased to 5.51% in 2007 from 5.46% in 2006.  The slight increase in the net interest margin is a result of the growth in loan volume offset by an increase in deposit rates. We were able to temper the increase in deposit rates by increasing borrowing at the Federal Home Loan Bank (FHLB) which offers funding at lower rates.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) increased by $3.4 million to $21.2 million in 2007, a 19.4% increase over the $17.8 million realized in 2006.

The $3.4 million increase in interest income was the result of a $2.7 million increase due to the growth in volume of average balances, together with a $781,000 increase in income related to higher interest rates paid.  The yield on earning assets was 7.91% as of December 31, 2007 compared to 7.29% in 2006, a 62 basis point increase. The increase is primarily the result of the $24.6 million or 10.1% growth in average earning assets from $243.5 million as of December 31, 2006 to $268.1 million in 2007.

Interest Expense

Total interest expense increased by $2.0 million to $6.4 million as of December 31, 2007 compared to $4.5 million in 2006.  The average rate paid on all interest-bearing liabilities increased from 2.51% in 2006 to 3.22% in 2007, a 71 basis point increase.  Average balances on earning liabilities increased from $177.5 million to $199.6 million, a 12.4% gain in earning liabilities.  Of the increase in average interest-bearing liabilities, $16.2 million was borrowings at the Federal Home Loan Bank.  We continue to experience stronger loan growth than deposit growth, so determined it is more cost effective to satisfy our liquidity needs by borrowing at the Federal Home Loan Bank.

The gain in volume of average balances was responsible for a $1.1 million increase in interest expense while higher rates paid were responsible for a $851,000 increase in interest expense resulting in an increase in interest expense of $2.0 million.  The growth in volume of interest-bearing liability balances is the primary cause for the increase in interest expense.

Individual components of interest income and interest expense are provided in the table-Average Balances, Yields and Rates Paid on page 29.

SONOMA VALLEY BANCORP
AVERAGE BALANCES/YIELDS AND RATES PAID
Rate/Volume
	2007			2006			2005
ASSETS	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans(2):
Commercial	$158,772,063	$12,943,010	8.15%	$136,909,555	$10,895,909	7.96%	$109,030,041	$8,186,579	7.51%
Consumer	28,115,183	2,504,305	8.91%	25,167,482	2,065,754	8.21%	19,216,697	1,367,094	7.11%
Real estate construction	30,167,065	2,640,403	8.75%	19,431,136	1,593,551	8.20%	19,741,512	1,494,312	7.57%
Real estate mortgage	18,460,123	1,378,532	7.47%	15,624,447	1,088,846	6.97%	10,502,449	729,886	6.95%
Tax exempt loans (1)	2,278,470	187,389	8.22%	2,379,741	195,558	8.22%	2,604,858	215,214	8.26%
Leases	27,221	2,928	10.76%	44,438	5,185	11.67%	37,486	3,677	9.81%
Tax exempt leases (1)	0	0	0.00%	0	0	0.00%	0	0	0.00%
Unearned loan fees	(482,421)			(555,992)			(478,473)
Total loans	237,337,704	19,656,567	8.28%	199,000,807	15,844,803	7.96%	160,654,570	11,996,762	7.47%
Investment securities
Available for sale:
Taxable	12,659,444	461,209	3.64%	25,545,606	859,937	3.37%	33,559,732	1,049,443	3.13%
Tax exempt (1)	0	0	0.00%	0	0	0.00%	0	0	0.00%
Hold to maturity:
Taxable	0	0	0.00%	175,371	5,128	2.92%	370,518	10,149	2.74%
Tax exempt (1)	15,689,127	980,182	6.25%	15,897,167	920,114	5.79%	16,604,344	947,633	5.71%
Total investment securities	28,348,571	1,441,391	5.08%	41,618,144	1,785,179	4.29%	50,534,594	2,007,225	3.97%
Federal funds sold	67,123	3,506	5.22%	1,648,644	74,102	4.49%	2,291,052	59,256	2.59%
FHLB Stock	1,466,403	69,286	4.72%	1,045,871	50,408	4.82%	814,701	33,032	4.05%
Total Due from Banks/Interest	834,271	29,847	3.58%	157,468	4,977	3.16%	61,200	1,453	2.37%
Short term investments	0	0	0.00%	0	0	0.00%	0	0	0.00%
Total interest earning assets	268,054,072	$21,200,597	7.91%	243,470,934	$17,759,469	7.29%	214,356,117	$14,097,728	6.58%
Noninterest-bearing assets:
Reserve for loan losses	(3,620,160)			(2,995,052)			(2,668,551)
Cash and due from banks	5,676,187			6,077,171			6,732,111
Premises and equipment	861,563			1,078,565			1,282,313
Other real estate owned	0			0			0
Other assets	15,720,025			14,458,246			12,841,172
Total assets	$286,691,687			$262,089,864			$232,543,162
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits
Interest-bearing transaction	$29,053,472	$47,332	0.16%	$30,838,635	$50,928	0.17%	34,027,331	$57,905	0.17%
Savings deposits	75,703,801	1,887,350	2.49%	73,425,495	1,363,563	1.86%	73,821,236	826,657	1.12%
Time less than $100,000	29,008,487	1,300,629	4.48%	26,544,506	1,015,391	3.83%	20,600,270	568,772	2.76%
Time $100,000 and over	41,397,521	1,957,123	4.73%	38,501,063	1,602,820	4.16%	27,300,405	851,427	3.12%
Total interest-bearing deposits	175,163,281	5,192,434	2.96%	169,309,699	4,032,702	2.38%	155,749,242	2,304,761	1.48%
Federal funds purchased	0	0	0.00%	0	0	0.00%	0	0	0.00%
Long term debit & other borrowings	24,441,329	1,244,256	5.09%	8,225,343	425,681	5.18%	2,990,049	97,799	3.27%
Total interest-bearing liabilities	199,604,610	$6,436,690	3.22%	177,535,042	$4,458,383	2.51%	158,739,291	$2,402,560	1.51%
Non interest-bearing liabilities:
Demand deposits	53,941,828			54,250,592			47,591,444
Other liabilities	5,897,019			5,193,491			4,276,993
Shareholders’ equity	27,248,230			25,110,739			21,935,434
Total liabilities and shareholders' equity	$286,691,687			$262,089,864			$232,543,162
Interest rate spread			4.68%			4.78%			5.06%
Interest income		$21,200,597	7.91%		$17,759,469	7.29%		$14,097,728	6.58%
Interest expense		6,436,690	2.40%		4,458,383	1.83%		2,402,560	1.12%
Net interest income/margin		$14,763,907	5.51%		$13,301,086	5.46%		$11,695,168	5.46%

(1)	Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2007, 2006 and 2005
(2)
Non accrual loans have been included in loans for the purposes of the above presentation.  Loan fees of approximately $536,000, $471,000 and $367,000 for the twelve months ended December 31, 2007, 2006 and 2005, respectively, were amortized to the appropriate interest income categories.

SONOMA VALLEY BANCORP

Rate/Volume Analysis

		2007 over 2006				2006 over 2005
	Volume	Rate	Vol/Rate	Total	Volume	Rate	Vol/Rate	Total
ASSETS
Interest-earning assets:
Loans:
Commercial	1,739,922	264,882	42,298	2,047,102	2,093,348	490,547	125,435	2,709,330
Consumer	241,948	175,990	20,613	438,551	423,344	210,218	65,098	698,660
Real estate construction	880,455	107,179	59,218	1,046,852	(23,494)	124,693	(1,960)	99,239
Real estate mortgage	197,614	77,928	14,143	289,685	355,962	2,015	983	358,960
Tax exempt loans	(8,322)	160	(7)	(8,169)	(18,599)	(1,157)	100	(19,656)
Leases	(2,009)	(405)	157	(2,257)	682	697	129	1,508
Tax exempt leases	0	0	0	0	0	0	0	0
Unearned fee income	0	0	0	0	0	0	0	0
Total loans	3,049,608	625,734	136,422	3,811,764	2,831,244	827,013	189,784	3,848,041

Investment securities:
Available for sale:
Taxable	(433,784)	70,741	(35,684)	(398,728)	(250,609)	80,272	(19,169)	(189,506)
Tax-exempt	0	0	0	0	0	0	0	0
Held to maturity:
Taxable	(5,128)			(5,128)	(5,345)	685	(361)	(5,021)
Tax-exempt	(12,041))	73,065	(956)	60,068	(40,360))	13,412	(571)	(27,519)
Total investment Securities	(450,953)	143,806	(36,640)	(343,787)	(296,314)	94,369	(20,101)	(222,046)
Federal funds sold	(71,085)	12,011	(11,522)	(70,596)	(16,615)	43,720	(12,259)	(14,846)
FHLB Stock	20,268	(992)	(399)	18,878	9,373	6,234	1,769	17,376
Due from banks-int bearing	21,391	657	2,822	24,870	2,286	481	757	3,524
Short term investments	0	0	0	0	0	0	0	0
Total interest-earning Assets	2,569,229	781,216	90,683	3,441,128	2,529,973	971,818	159,950	3,661,741
LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	(2,948)	(688)	40	(3,596)	(5,426)	(1,711)	160	(6,977)
Interest-bearing demand Deposits	42,310	466,987	14,490	523,787	(4,432)	544,255	(2,918)	536,906
Time less than $100,000	94,253	174,763	16,222	285,238	164,120	219,238	63,261	446,619
Time $100,000 and over	120,581	217,369	16,353	354,303	349,319	285,104	116,971	751,393
Total interest-bearing Deposits	254,196	858,431	47,105	1,159,732	503,581	1,046,885	177,475	1,727,941
Federal funds purchased	0	0	0	0	0	0	0	0
Long term debit & other borrowing	839,216	(6,946)	(13,694)	818,575	171,237	56,943	99,702	327,882
Total interest-bearing Liabilities	1,093,412	851,485	33,411	1,978,307	674,818	1,103,829	277,177	2,055,823
Interest differential	1,475,817	(70,269)	57,272	1,462,821	1,855,156	(132,011)	(117,227)	1,605,918

Volume/Rate variances were allocated in the following manner:
a. Changes affected by volume (change in volume times old rate)
b. Changes affected by rates (change in rates times old volume)
c. Changes affected by rate/volume (change in volume times change in rates)
The total for each category was arrived at by totaling the individual items in their respective categories.

Provision for Loan Losses

The provision for loan losses charged to operations as of December 31, 2007 was $680,000 compared to $500,000 in 2006.  The provision for loan losses is based on our monthly evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding.  We experienced strong loan growth in 2007 and we anticipate loan growth will continue, although significantly slower, which could require additional provisions for loan losses.  Additionally, there are regulatory concerns about concentrations of commercial real estate loans among many financial institutions.  We have a concentration of commercial real estate loans and although the loans are adequately collateralized, we determined that it is prudent to continue making a provision for loan losses. In addition to the above, in recent months the economy has demonstrated weakness and real estate values have declined. We are monitoring our loan portfolio in order to be aware of any concerns which may develop.

At year end the non-performing assets to total loans ratio continued to be below 1% at 0.45% as of December 31, 2007 compared to 0.42% in 2006. A non-performing asset ratio below 1% is considered very strong by industry standards. Non accrual loans were $800,000 as of December 31, 2007 compared to $820,000 as of December 31, 2006, a decline of 2.39%.  Loans charged-off were $250,976 and recoveries were $17,221 for 2007 compared with $18,855 in charge-offs and $19,320 in recoveries for the same period in 2006.  The increase in charge offs in 2007 is a result of management’s conservative approach and analysis regarding collectability of loans and the desire to reflect conditions appropriately.  Of the $250,976 in charge offs, 64.3% or $161,318 involved one customer relating to a bankruptcy.  Refer to page 61, Note D for an analysis in the changes in allowance for loan losses including charge offs and recoveries.

Non-interest Income

Non-interest income of $2.3 million for 2007 increased 8.8% or $185,000 compared to the $2.1 million recorded in 2006.  Of the increase 43.5% or $81,000 was due to an increase in all other non-interest income, 31.6% was a result of increases in service charges on deposit account of $58,000 and the remainder of the increase was in the area of other fee income, an increase of $46,000 or 24.9%.  All other non-interest income showed a 22.3% increase or $81,000 from $361,000 in 2006 to $442,000 in 2007.  This is largely a result of an increase in the income generated by bank owned life insurance policies in 2007.  Income on the policies was $417,000 in 2007 compared to $348,000 in 2006 or yields of 4.14% and 3.73%, respectively. The earnings on these policies will increase as the balances increase and if market rates increase, the income produced by these policies should also increase. Additionally, there was an $11,600 increase in check printing income due to a change in vendors.

Other fee income showed an increase in 2007 of 12.4% or $46,000 from $380,000 in 2006 to $426,000 in 2007.  The higher income is a result of an increase of $24,000 in income we earned from loan referrals, which increased from $56,000 in 2006 to $80,000 in 2007.  Also contributing to the increase was an increase of $11,000 in credit card merchant fee income from $162,000 in 2006 to $173,000 in 2007.

Non-interest Expense

Total non-interest expense increased 10.6% to $9.2 million in 2007 from $8.3 million in 2006.  Non-interest expense represented 3.20% of average total assets in 2007 and 3.17% in 2006. The expense/asset ratio is a standard industry measurement of a bank's ability to control its overhead or non-interest costs. During 2008, we will continue to emphasize cost controls, although certain costs, such as costs of company insurance and certain salary and benefit expenses such as workers compensation insurance and medical benefits are not controllable by management.  We monitor our efficiency ratio relative to peers as a means of evaluating out control over expenses. The efficiency ratio is operating expenses divided by revenues (net interest income plus non-interest income). This ratio has become an industry “benchmark” and is used as a means of measuring overall expense management. For example, an efficiency ratio of 60% indicates that a bank spends $0.60 to generate $1.00 of revenues. As of December 31, 2007 and December 31, 2006 our efficiency ratios were 53.88% and 53.95%, respectively. Refer to Note I, page 65 for a detailed description of Non-Interest Income and Other Non-Interest Expense.

Salaries and Benefits

The most significant dollar increase was in the salaries and benefits category.  Salary and benefits increased 13.1% from $4.9 million in 2006 to $5.5 million in 2007. The increase is a result of an increase of $357,000 in salary expense which grew from $2.9 million in 2006 to $3.3 million in 2007. At December 31, 2007 and December 31, 2006 total full time equivalent employees were 51 and 49, respectively an increase of two full time equivalent employees. Also contributing to the increase is normal merit increases. Year-end assets per employee were $5.8 million in 2007 compared with $5.7 million in 2006.  Additionally, accrual adjustments were necessary to the Supplemental Executive retirement plan.   An additional increase in expense of $81,000 over prior year was taken for restricted stock that was granted to bank officers.

Premises and Equipment

Expense relative to premises and equipment decreased 5.7% to $959,000 in 2007 from $1.016 million  in 2006.  Most areas of premises and equipment showed declines except for lease expense.  Lease expense increased from $364,000 in 2006 to $381,000 in 2007, a $17,000 (4.64%) increase.  The Bank continues to emphasize security in its computer operations.  Equipment and software are monitored and upgraded as appropriate to ensure confidentiality of customer and Company data contributing to additional increases in expense.  We continue to emphasize the utilization of technology to accommodate customer and market demands.

Other Non-interest Expense

Other non-interest expense showed an increase of 12.2% or $286,000 to $2.6 million in 2007 from $2.3 million in 2006.  The largest piece of this increase was due to increases in professional fees.  Professional fees were $702,000 in 2006 and increased to $1.0 million in 2007, an increase of $316,000.  The categories of professional fees which showed the most significant increases were in the areas of accounting and taxes, legal fees-corporate matters, other professional fees, other exam fees and director fees.  Other professional grew significantly due to the involvement of an outside technology company to assist with network security and disaster planning.

Expense for advertising and marketing increased $10,000 from $276,000 in 2006 to $286,000 in 2007.  The increases in this category are a result of our involvement in the community, both through donations as well as participation in civic organizations.  Additionally, shareholder relations showed an increase in 2007 over 2006.

Provision for Income Taxes

The provision for income taxes increased to an effective tax rate of 36% in 2007 compared with 35.7% in 2006.  The higher effective tax rate is a reflection of the increase in taxable income when compared with income derived from tax exempt investments.  Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

Unaudited Quarterly Statement of Operations Data

(Dollars in thousands, except per share data)

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	2007	2007	2007	2007	2006	2006	2006	2006
Net interest income	$3,681	$3,571	$3,640	$3,475	$3,440	$3,298	$3,204	$2,978
Provision for loan and lease losses	(115)	(140)	(290)	(135)	(180)	(30)	(240)	(50)
Other operating income	568	582	579	550	536	534	520	505
Other operating expenses	(2,379)	(2,331)	(2,274)	(2198)	(2,098)	(2,230)	(1,973)	(2,004)
Income before income taxes	1,755	1,682	1,655	1,692	1,698	1,572	1,511	1,429
Provision for income taxes	(593)	(589)	(582)	(676)	(609)	(560)	(542)	(507)
Net Income	1,162	1,093	1,073	1,016	1,089	1,012	969	922
Per share:
Basic earnings per share	$.52	$.49	$.48	$.45	$.48	$.45	$.43	$.41
Diluted earnings per share	$.50	$.47	$.46	$.43	$.46	$.43	$.41	$.40

BALANCE SHEET ANALYSIS

Investment Securities

Investment securities were $22.8 million at December 31, 2007, a 38.2% decline from the $36.8 million at December 31, 2006.  At year end 2007, the overall portfolio had a market value of $23.0 million compared with an amortized cost of $22.8 million.  We purchase securities rated A or higher by Standard and Poor’s and/or Moody’s Investors Service.  In the event a security is downgraded, we will monitor the investment more closely or sell if appropriate.  Local tax-exempt bonds are occasionally purchased without an A rating.

Securities are classified as held to maturity (HTM) if we have both the intent and the ability to hold these securities to maturity.  As of December 31, 2007, we had securities totaling $14.6 million with a market value of $14.8 million categorized as held to maturity.  Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.

Securities are classified as available for sale (AFS) if we intend to hold these debt securities for an indefinite period of time, but not necessarily to maturity.  Investment securities which are categorized as available for sale are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity.  Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy.  Securities held in the available for sale category are recorded at market value, which is $8.2 million compared to an amortized cost of $8.3 million as of December 31, 2007.

There were seven Federal Farm Credit Bank and Federal Home Loan Bank securities of $7.2 million and fifteen equity securities of $32,000 in the AFS portfolio and fourteen securities of $3.7 million in the HTM portfolio that are temporarily impaired as of December 31, 2007.  Of the above, there were seven Federal Farm Credit Bank and Federal Home Loan Bank securities of $7.2 million and eight equity securities of $20,200 in the AFS portfolio and thirteen municipal securities of $3.6 million in the HTM portfolio that have been in a continuous loss position for 12 months or more as of December 31, 2007.    The primary cause of the impairment of these securities is interest rate volatility inherent in a rising rate environment which causes the market value of the security to decline.  We understood the potential market risks at the time of acquisition and determined the benefit to us of the higher interest rates received more than offset the potential deterioration in value.  It is our intention to carry the securities to maturity date, at which time we will receive face value for the securities at no loss. The equity securities are minimal shares of local and peer group banks so that we may better review their financial and compensation information.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses to the income statement are recognized upon sale, or at such time as management determines that a permanent decline in value exists.  In our opinion, there was no investment in securities at December 31, 2007 that constituted a material credit risk to the Company.  The lower market value to amortized costs was a result of the increase in market interest rates and not an indication of lower credit quality. There is some uncertainty in the market relative to the companies insuring the municipal securities that we hold. We are monitoring this situation very closely and believe that the municipalities will be able to fulfill their obligations and there will be no need to rely on the insurance companies for payment. If the insurance companies are down graded it could lower the rating on the securities and therefore effect the fair value.

The table on the following page shows the components of the investment portfolio and average yields.  For further information concerning our total securities portfolio, including market values and unrealized gains and losses, refer to Note C of the Notes to Consolidated Financial Statements on page 59.

	Twelve Months Ended 12/31/07			Twelve Months Ended 12/31/06
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Investment securities:
U.S. Treasury securities	$2,953,303	$99,747	3.38%	$5,319,515	$177,501	3.34%
U.S. federal agency issues	9,668,731	360,231	3.73%	20,201,000	681,782	3.37%
State, county & munis	15,689,127	980,182	6.25%	16,072,538	925,242	5.76%
Other securities	37,410	1,231	3.29%	25,091	654	2.61%
Total investment securities	$28,348,571	$1,441,391	5.08%	$41,618,144	$1,785,179	4.29%

Loans

A comparative schedule of average loan balances is presented in the table on page 29; year-end balances are presented in Note D to the Consolidated Financial Statements on page 60.

Loan balances, net of deferred loan fees at December 31, 2007, were $250.5 million, an increase of 14.0% over 2006.  Commercial loans, comprising 70.9% of the portfolio, increased $31.4 million, or 21.4% over 2006 showing the greatest change in volume of all categories.  Included in Commercial loans are loans made for commercial purposes and secured by real estate.

Consumer loans and Real Estate Mortgage loans both showed growth over 2006 of 4.9% and 4.6% or $1.4 million and $791,000, respectively.  Growth in home equity loans has contributed to the increase in Consumer loans in 2007 from $27.8 million in 2006 to $29.2 million at year end 2007.  During 2007 we were able to continue to expand the conventional real estate mortgage loan portfolio, as Real Estate Mortgage loans grew from $17.2 million in 2006 to $17.9 million in 2007.  It is anticipated that the growth rate will be more modest in 2008 due to tightened lending standards.

Real Estate Construction loans and Lease Financing Receivables showed declines over 2006.  Real Estate Construction loans show a decline of 9.9% or $2.8 million from $28.6 million in 2006 to $25.8 million in 2007.  This decrease is a result of seasonality in construction loans and as projects are funded construction loans could show an increase.  Lease Financing Receivables decreased by 39.9% or $14,000 from $36,000 in 2006 to $22,000 in 2007.  Customer interest in lease financing receivables has declined in our market and we do not see this changing in the foreseeable future.

Risk Elements

The majority of our loan activity is with customers located within Sonoma County.  Approximately 91.3% of the total loan portfolio is secured by real estate located in our service area.  Significant concentrations of credit risk may exist if a number of loan customers are engaged in similar activities and have similar economic characteristics.  We believe the Company has policies in place to identify problem loans and to monitor concentrations of credit (see Note O, on page 73 of the Consolidated Financial Statements, Concentration of Credit Risk).

Based on its risk management review and a review of its loan portfolio, management believes that its allowance for loan losses as of December 31, 2007, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the loan loss reserve cannot be determined with precision, but is subject to periodic review, and could be susceptible to significant change in future periods.

Loan Commitments and Letters of Credit

Loan commitments are written agreements to lend to customers at agreed upon terms, provided there are no violations of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  Loan commitments may have variable interest rates and terms that reflect current market conditions at the date of commitment.  Because many of the commitments are expected to expire without being drawn upon, the amount of total commitments does not necessarily represent our anticipated future funding requirements.  Unfunded loan commitments were $51.5 million at December 31, 2007 and $54.5 million at December 31, 2006.

Standby letters of credit commit us to make payments on behalf of customers when certain specified events occur.  Standby letters of credit are primarily issued to support customers' financing requirements of twelve months or less and must meet our normal policies and collateral requirements.  Standby letters of credit outstanding were $158,000 at December 31, 2007 and $348,000 at December 31, 2006.

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

We had loans of $800,029 in non-accrual status at December 31, 2007 and $819,637 at December 31, 2006.  There were $601,238 in loans 90 days or more past due at December 31, 2007 and $157,678 in loans 90 days or more past due at December 31, 2006.  Occasionally, we will have more loans in non-accrual status than are 90 days past due following the guidelines in the above paragraph or if management determines the collection of principal or interest is unlikely.

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

Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated.  However, as of December 31, 2007, we believe the overall allowance for loan losses is adequate based on our analysis of conditions at that time.

At December 31, 2007, the allowance for loan losses was $3.7 million, or 1.49% of year end loans, compared with $3.3 million or 1.49% of year end loans at December 31, 2006.  The increase in the allowance is a result of the loan growth and our review and analysis of the portfolio.

Net charge-offs to average loans increased when compared with the prior year.  We recorded net losses of $234,000 or .10% of average loans in 2007 compared to 2006 which showed more recoveries than charge offs for a net recoveries of $465.  The increase, although still low by industry standards, reflects our attention and effort in managing and collecting past due loans by encouraging the customer to bring them to a current status or to pay them off and management’s desire to quickly charge off a loan when it is determined to be uncollectible.  The prompt charge-off of loans improves the quality of the loan portfolio.

Deposits

A comparative schedule of average deposit balances is presented in the table on page 29; year-end deposit balances are presented in the table below.

Total deposits increased $3.3 million or 1.4% in 2007, to $236.0 million compared to $232.8 million in 2006.  Other time deposits, savings, interest bearing checking and time deposits greater than $100,000 showed increases over 2006. The deposits showing the strongest growth were other time deposits, which increased $2.0 million or 7.3% from $27.6 million in 2006 to $29.6 million in 2007. This increase can be attributed to special rate promotions on time deposit accounts. Savings increased $1.2 million or 1.69% from $72.3 million to $73.5 million. Showing smaller increases were interest bearing checking and time deposits greater than $100,000, which increased $151,000 and $93,000, to $30.1 million and $44.2 million, respectively.

Non-interest bearing demand showed a slight decline in 2007 of $151,000 or .26% from $58.7 million in 2006 to $58.6 million at year end. Non-interest bearing demand is 24.8% of total deposits.

The composition of deposits for the years ending December 31, 2007 and 2006 are as follows:

	December 31,	Percentage	December 31,	Percentage
	2007	of Total	2006	of Total

Interest-bearing Transaction Deposits	$30,135,049	12.8%	$29,983,572	12.9%
Savings deposits	73,528,081	31.1%	72,346,136	31.1%
Time deposits, over $100,000	44,160,741	18.7%	44,067,435	18.9%
Other time deposits	29,634,626	12.6%	27,629,801	11.9%
Total interest-bearing deposits	177,458,497	75.2%	174,026,944	74.8%
Noninterest-bearing demand	58,589,202	24.8%	58,740,471	25.2%
Total deposits	$236,047,699	100.0%	$232,767,415	100.0%

Capital

The Bank is subject to FDIC regulations governing capital adequacy.  The FDIC has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.  Under the current guidelines, as of December 31, 2007, the Bank was required to have minimum Tier I and total risk-based capital ratios of 4% and 8%, respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios to be 6% and 10%, respectively.

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

Based on the FDIC's guidelines, the Bank's total risk-based capital ratio at December 31, 2007 was 10.76% and its Tier 1 risk-based capital ratio was 9.50%.  The Bank's leverage ratio was 9.01%.  All the ratios exceed the minimum guidelines of 8.00%, 4.00% and 4.00%, respectively.  The total risk based capital, Tier 1 risk based capital and leverage ratios for the Company at December 31, 2006, were 11.51%, 10.26% and 9.57%, respectively.  The capital ratios for the Company at December 31, 2007, were 10.98%, 9.73% and 9.21%, respectively.

In February 2001, we approved a program to repurchase Sonoma Valley Bancorp stock up to $1.0 million and in August 2002 we approved the repurchase of an additional $1.0 million of Sonoma Valley Bancorp stock.  As of December 31, 2005, $1,580,162 had been repurchased and retired, net of options which were exercised and then subsequently repurchased and retired.  In February 2006 we approved the repurchase of 60,000 shares of Sonoma Valley Bancorp stock, in October 2006 we approved an additional 60,000 shares of Sonoma Valley Bancorp stock and in July, 2007 we approved an additional 60,000 shares of Sonoma Valley Bancorp stock.  During the twelve months ended December 31, 2006, 55,028 shares were repurchased and retired of which 15,035 shares or $364,729 were a part of the amount approved August 2002.   During the twelve months ended December 31, 2007, 100,415 shares have been repurchased and retired.  Refer to page 27, for a discussion of the changes in capital and pages 50 and 51 for the table of “Changes in Shareholders’ Equity.”

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

The following table summarizes our contractual obligations as of December 31, 2007.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years
Operating Lease Obligations	$607,379	$367,482	$239,897	--	--
Executive Officer Supplemental Retirement	$11,138,025	$27,592	$273,933	$752,844	$10,083,656
Federal Home Loan Bank - Long Term Borrowings	$10,000,000	$5,000,000	$5,000,000	--	--
Director Retirement Plan	$1,027,237	$9,500	$22,407	$62,315	$933,015
Deferred Compensation	$3,463,935	$91,683	$536,092	$357,793	$2,478,367

Liquidity Management and Capital Resources

Our liquidity is determined by the level of assets (such as cash, federal funds sold and available-for-sale securities) that are readily convertible to cash to meet customer withdrawal and borrowing needs.  Deposit growth also contributes to our liquidity.  We review our liquidity position on a regular basis to verify that it is adequate to meet projected loan funding and potential withdrawal of deposits.  We have a comprehensive Asset and Liability Policy which we use to monitor and determine adequate levels of liquidity.  At year end 2007, our primary liquidity ratio (adjusted liquid assets to deposits and short term liabilities) was 5.9% compared to 11.4% and 20.1% at year end 2006 and 2005, respectively.  Available liquidity which includes the ability to borrow at the Federal Home Loan Bank was 40.0% in December 31, 2007 and 27.1% and 33.8% in 2006 and 2005, respectively.  Management expects that liquidity will remain adequate throughout 2008, as loan growth slows. Any excess funds will be invested in quality liquid assets, such as U.S. Treasury and Agency securities.  Management believes that the Company has adequate liquidity and capital resources to meet its short term and long term commitments.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes.  Using computer-modeling techniques, we are able to estimate the potential impact of changing interest rates on earnings.  A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base.  The forecast balance sheet is processed against five interest rate scenarios.  The scenarios include 100 and 200 basis point rising rate forecasts, a flat rate forecast and 100 and 200 basis point falling rate forecasts which take place within a one year time frame.  The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon.  Our 2008 net income, as forecast below, was modeled utilizing a forecast balance sheet projected from year end 2007 balances.  The following table summarizes the effect on net income of ±100 and ±200 basis point changes in interest rates as measured against a constant rate (no change) scenario.

Interest Rate Risk Simulation of Net Income as of December 31, 2007
(In thousands)

Variation from a constant rate scenario	$ Change in Net Income
+200bp	(80)
+100bp	(64)
-100bp	(193)
-200bp	(337)

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

We have more liabilities than assets repricing during the next year. Usually because our asset rates change more than deposit rates, our interest income will change more than the cost of funds when rates change.  For the current quarter, we are making a more conservative assumption.  Historically, we have been able to raise deposit rates with a lag to loan rate increases, however loan rates have remained flat and market demands are creating pressure to raise interest rates on deposits.  Therefore for a period of time we have chosen to use the simulation to forecast deposits rates rising quite rapidly.  This causes the net interest margin to shrink and net interest income to decline in both a rising and falling rate environment.  The table below indicates that we are liability sensitive throughout the next year.  At the end of the twelve month cycle, the rate sensitive gap shows $54.9 million more in liabilities than assets with a repricing opportunity.

We control long-term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than its long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of December 31, 2007 for our interest-bearing assets and interest-bearing liabilities, and our interest rate sensitivity gap as a percentage of total interest-earning assets.  Of the $131.1 million in fixed rate assets repricing in the over 12 months category, shown in the table below, $23.9 million are long term assets with a maturity over five years.  This $23.9 million compares favorably to our long term funding of $85.9 million which includes demand and core deposits and equity.

(dollars in thousands)

December 31, 2007	Immediate Reprice	Up to 3 Months	4 to 6 Months	7 to 12 Months	Over 12 Months	Total
ASSETS:
Securities + Other Interest-Bearing Balances	$0	$3,306	$482	$965	$18,004	$22,757
Loans	60,209	12,148	21,447	39,830	113,104	246,738
Fed Funds Sold + Overnight
Interest-Bearing Balances	3,066	0	0	0	0	3,066
Total Rate Sensitive Assets	$63,275	$15,454	$21,929	$40,795	$131,108	$272,561

LIABILITIES:
MMDA/NOW/SAV	$103,663	$0	$0	$0	$0	$103,663
CD’s<$100	0	8,427	9,840	9,840	1,528	29,635
CD’s>$100	0	11,066	24,793	6,198	2,104	44,161
Borrowings	17,500	0	0	5,000	5,000	27,500
Total Rate Sensitive Liabilities	$121,163	$19,493	$34,633	$21,038	$8,632	$204,959

Rate Sensitivity Gap	$(57,888)	$(4,039)	$(12,704)	$19,757	$122,476	$67,602

Cumulative Rate Sensitivity Gap	$(57,888)	$(61,927)	$(74,631)	$(54,874	$67,602

Cumulative Position to Total Assets	(19.4%)	(20.8%)	(25.1%)	(18.4%)	22.7%

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

We have only moderate market risk in investments because the average maturity in the portfolio is not very long, except for municipals, which are held to maturity (see page 34 for a discussion of investments).  The portfolio should decline in value only about 1.5% or $474,000 for a 1% increase in rates.  The gain in value if rates fall would be somewhat less, because there are some callable bonds.  Marking-to-market available for sale securities when rates change would add only modest volatility to a strong level of equity.  This market risk acts to offset the interest rate risk (i.e. if rates decline and NIM is squeezed, there would be a concurrent gain in the value of securities).

Inflation

Assets and liabilities of a financial institution are principally monetary in nature.  Accordingly, interest rates, which generally move with the rate of inflation, have potentially the most significant effect on our net interest income.  We attempt to limit inflation's impact on rates and net income margins by minimizing its effect on these margins through continuing asset/liability management programs.

Management's Discussion and Analysis
The Year Ended December 31, 2006 versus December 31, 2005

Summary

Net income for 2006 was $3,991,759 compared with $3,348,529 million in 2005.  Basic earnings per share for 2006 were $1.78 compared with $1.54 in 2005.  Return on average assets was 1.52% in 2006 compared with 1.44% the previous year, while return on average equity was 15.90% in 2006 and 15.27% for the previous year.

Total assets reached $277.7 million in 2006, a 13.8% increase over the $244.1 million at December 31, 2005.  We showed loans of $219.6 million in 2006, compared with $171.2 million at year-end 2005, an increase of 28.3%.  Deposits increased, growing 7.9%, from $215.8 million at year-end 2005 to $232.8 million at year-end 2006.  The loan-to-deposit ratio increased to 94.3% in 2006 from 79.3% in 2005.

Net Interest Income

Net interest income, adjusted to a fully taxable equivalent basis, increased $1.6 million to $13.3 million, up 13.7% from 2005 net interest income of $11.7 million.  Our net interest margin remained the same at  5.46% in 2005 and 2006.

 Individual components of interest income and interest expense are provided in the table - Average Balances, Yields and Rates Paid on page 29.

Interest Income

Interest income increased by $3.7 million, or 26.2%, to $17.8 million over the $14.1 million realized in 2005.  The gain in volume of average earning assets was responsible for a $2.7 million increase in interest income, while the increase in yield contributed $1.0 million for a total increase of $3.7 million.

Interest Expense

Total interest expense increased $2.1 million to $4.5 million.  The average rate paid on all interest-bearing liabilities was 2.51% in 2006, compared to 1.51% in 2005.  Average balances increased from $158.7 million to $177.5 million, an 11.8% gain.

The gain in volume of average balances was responsible for a $1.0 million increase in interest expense in conjunction with a $1.1 million increase related to higher interest rates paid for a net increase of $2.1 million.  The higher rates paid on interest-bearing liabilities is a result of market pressures driving interest rates paid on deposit accounts higher.

Individual components of interest income and interest expense are provided in the table – Average Balances, Yields and Rates Paid on page 29.

Provision for Loan Losses

The provisions to the allowance for loan losses amounted to $500,000 in 2006 and $360,000 in 2005. The increase in the provision is the result of management’s evaluation and assessment of the loan portfolio and the growth in the loan portfolio.  We anticipate some loan growth will continue in 2007, which could necessitate a further increase in the provision to the allowance for loan losses.

The non-performing assets ratio at December 31, 2006 was .41% compared to .63% as of year end 2005.  Non accrual loans were $820,000 as of December 31, 2006 compared to $994,000 as of December 31, 2005, a decline of 17.5%.   Loans charged-off, net of recoveries, resulted in recoveries totaling $465 in 2006 compared with net losses of $12,000 in 2005. Refer to page 61, Note D for an analysis of the changes in the allowance for loan and lease losses.

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

Other fee income showed an increase in 2006 of 4.4% or $16,000 from $364,000 in 2005 to $380,000 in 2006 and comprised 12.7% of the 2006 increase of $125,000.  The higher income is a result of $18,000 in income we earned from loan referrals, which increased from $38,000 in 2005 to $56,000 in 2006. Also contributing to the increase was an increase of $8,000 or 40.9% in wire transfer fee income from $28,000 in 2005 to $36,000 in 2006.

Other non-interest income showed a 4.6% increase or $15,000 from $346,000 in 2005 to $361,000 in 2006.  This is largely a result of an increase in the income generated by bank owned life insurance policies in 2006.  Income on the policies was $326,000 in 2005 compared to $348,000 in 2006 or yields of 3.60% and 3.63%, respectively. The earnings on these policies will increase as the balances increase and if market rates increase, the income produced by these policies should also increase.

Non-interest Expense

Total non-interest expense increased 5.8% to $8.3 million in 2006 from $7.8 million in 2005.  Non-interest expense represented 3.17% of average total assets in 2006 and 3.38% in 2005. The expense/asset ratio is a standard industry measurement of a bank's ability to control its overhead or non-interest costs. During 2007, we will continue to emphasize cost controls, although certain costs, such as professional fees associated with the implementation and compliance with Sarbanes-Oxley, costs of company insurance and salary and benefit expense including workers compensation insurance and medical benefits are not controllable by management.  Refer to Note I, page 65 for a detailed description of Non-Interest Income and Other Non-Interest Expense.

Salaries and Benefits

The most significant dollar increase was in the salaries and benefits category.  Salary and benefits increased 12.0% from $4.4 million in 2005 to $4.9 million in 2006. The increase is a result of increases in employee incentives paid as a result of the strong earnings in 2006, an increase of $148,000 from $490,000 in 2005 to $638,000 in 2006.  Additionally, accrual adjustments were necessary to the Supplemental Executive retirement plan due to additional accruals in 2006 for 2005. There was a $21,000 increase in employee group insurance from $218,000 in 2005 to $239,000 in 2006. An additional expense of $81,000 was taken for restricted stock that was granted to bank officers.  At December 31, 2006 and 2005 total full-time equivalent employees were 49 and 50, respectively, a decrease of one full time equivalent employee.  Year-end assets per employee were $5.7 million in 2006 compared with $4.9 million in 2005.

Premises and Equipment

Expense relative to premises and equipment increased 1.7% to $1.016 million in 2006 from $999,000 in 2005.  The increase in 2006 is a result of normal increases in lease expense from $347,000 in 2005 to $364,000 in 2006, a $17,000 (4.88%) increase. There were also increases in janitorial service, real property tax, additional costs for equipment maintenance, and an increase in software expense of $9,000, $10,000, $10,000 and $17,000 respectively. These increases were offset by declines in building maintenance and repair of $11,000 and depreciation of equipment as more equipment was fully depreciated of $27,000. The Bank  continues to emphasize security in our computer operations.  Equipment and software are monitored and upgraded as appropriate to ensure confidentiality of customer and Company data contributing to additional increases in expense.  We continue to emphasize the utilization of technology to accommodate customer and market demands.

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

Advertising and marketing expense increased $51,000 from $225,000 in 2005 to $276,000 in 2006.  The increases in this category are a result of our involvement in the community, both through donations as well as participation in civic organizations.  Additionally, shareholder relations showed an increase in 2006 over 2005.

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

December 31, 2007

Richardson & Company	550 Howe Avenue, Suite 210
Sacramento, California 95825

Telephone: (916) 564-8727
FAX: (916) 564-8728

REPORT OF RICHARDSON & COMPANY
INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

Board of Directors and Shareholders
Sonoma Valley Bancorp and Subsidiary
Sonoma, California

We have audited the accompanying consolidated balance sheets of Sonoma Valley Bancorp and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis of designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonoma Valley Bancorp and Subsidiary as of December 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
March 4, 2008

SONOMA VALLEY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
ASSETS	2007	2006
Cash and due from banks	$6,268,091	$6,159,931
Interest-bearing due from banks	3,065,543	1,292,325
Total cash and cash equivalents	9,333,634	7,452,256
Investment securities available-for-sale, at fair value	8,203,190	20,991,232
Investment securities held-to-maturity (fair value of $14,754,249 and $15,951,553, respectively)	14,554,224	15,804,421
Loans and lease financing receivables, net	246,738,218	216,330,690
Premises and equipment, net	792,455	949,224
Accrued interest receivable	1,682,209	1,671,618
Cash surrender value of life insurance	10,354,153	9,587,306
Other assets	6,201,195	4,867,187
Total assets	$297,859,278	$277,653,934
LIABILITIES
Noninterest-bearing demand deposits	$58,589,202	$58,740,471
Interest-bearing transaction deposits	30,135,049	29,983,572
Savings and money market deposits	73,528,081	72,346,136
Time deposits, $100,000 and over	44,160,741	44,067,435
Other time deposits	29,634,626	27,629,801
Total deposits	236,047,699	232,767,415

Federal Home Loan Bank borrowings	27,500,000	12,600,000
Accrued interest payable and other liabilities	6,377,299	5,882,448
Total liabilities	269,924,998	251,249,863
Commitments and contingencies ( see accompanying notes )

SHAREHOLDERS’ EQUITY
Common stock, no par value; 10,000,000 shares authorized; 2,242,809 shares in 2007 and 2,283,047 in 2006 issued and outstanding	15,578,903	15,479,556
Additional paid-in-capital	2,455,409	1,872,648
Retained earnings	9,934,967	9,206,716
Accumulated other comprehensive loss	(34,999)	(154,849)
Total shareholders’ equity	27,934,280	26,404,071
Total liabilities and shareholders’ equity	$297,859,278	$277,653,934

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
INTEREST INCOME
Loans and leases	$19,592,855	$15,778,313	$11,923,589
Taxable securities	459,978	864,410	1,059,592
Tax-exempt securities	646,920	607,276	625,438
Federal funds sold and other	33,352	79,079	60,710
Dividends	70,517	51,062	33,031
Total interest income	20,803,622	17,380,140	13,702,360
INTEREST EXPENSE
Interest-bearing transaction deposits	47,332	50,928	57,905
Savings and money market deposits	1,887,350	1,363,563	826,657
Time deposits, $100,000 and over	1,957,123	1,602,820	851,427
Other time deposits	1,300,629	1,015,391	568,772
Interest on borrowings	1,244,256	425,681	97,799
Total interest expense	6,436,690	4,458,383	2,402,560
NET INTEREST INCOME	14,366,932	12,921,757	11,299,800
Provision for loan and lease losses	680,000	500,000	360,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	13,686,932	12,421,757	10,939,800
NON-INTEREST INCOME	2,278,810	2,093,738	1,968,394
NON-INTEREST EXPENSE
Salaries and employee benefits	5,587,176	4,940,130	4,410,604
Premises and equipment	959,021	1,016,200	999,019
Other	2,635,845	2,349,639	2,438,886
Total non-interest expense	9,182,042	8,305,969	7,848,509

Income before provision for income taxes	6,783,700	6,209,526	5,059,685
Provision for income taxes	2,440,162	2,217,767	1,711,156

NET INCOME	$4,343,538	$3,991,759	$3,348,529

BASIC EARNINGS PER SHARE	$1.94	$1.78	$1.54

DILUTED EARNINGS PER SHARE	$1.88	$1.68	$1.45

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the years ended December 31, 2007, 2006 and 2005

						Accumulated
				Additional		Other
	Comprehensive	Common Stock		Paid-in	Retained	Comprehensive
	Income	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE AT JANUARY 1, 2005		2,142,104	$14,512,665	$1,016,275	$5,295,732	$(143,512)	$20,681,160
Redemption and retirement of stock		(5,616)	(41,165)		(72,503)		(113,668)
Stock options exercised and related tax benefits		68,461	532,635	132,337			664,972
Cash dividends of $.50 per share					(1,078,001)		(1,078,001)
Stock options granted				103,680			103,680
Net income for the year	$3,348,529				3,348,529		3,348,529
Other comprehensive income net of tax:
Unrealized holding losses on securities available-for-sale arising during the year, net of taxes of $116,709	(166,879)
Other comprehensive income, net of taxes	(166,879)					(166,879)	(166,879)
Total comprehensive income	$3,181,650
BALANCE AT DECEMBER 31, 2005		2,204,949	15,004,135	1,252,292	7,493,757	(310,391)	23,439,793
Redemption and retirement of stock		(55,028)	(410,308)		(1,025,843)		(1,436,151)
Stock options exercised and related tax benefits		104,126	885,729	438,757			1,324,486
Cash dividends of $.55 per share					(1,252,957)		(1,252,957)
Stock options granted				100,224			100,224
Restricted stock granted		29,000		81,375			81,375
Net income for the year	$3,991,759				3,991,759		3,991,759
Other comprehensive income, net of tax: Unrealized holding gains on securities available-for-sale arising during the year, net of taxes of $108,781	155,542
Other comprehensive income, net of taxes	155,542					155,542	155,542
Total comprehensive income	$4,147,301
BALANCE AT DECEMBER 31, 2006		2,283,047	$15,479,556	$1,872,648	$9,206,716	$(154,849)	$26,404,071

SONOMA VALLEY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the years ended December 31, 2007, 2006 and 2005

						Accumulated
				Additional		Other
	Comprehensive	Common Stock		Paid-in	Retained	Comprehensive
	Income	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Redemption and retirement of stock		(100,415)	$(689,422)		$(2,243,816)		$(2,933,238)
Stock options exercised and related tax benefits		60,177	626,019	358,353			984,372
Cash dividends of $.60 per share				(1,371,471)			(1,371,471)
Stock options granted				216,473			216,473
Restricted stock granted				162,750			162,750
Restricted stock vested and related tax benefits			162,750	(154,815)			7,935
Net income for the year	$4,343,538				4,343,538		4,343,538
Other comprehensive Income, net of tax:
Unrealized holding gains on securities available-for-sale arising during the year, net of taxes of $108,781	119,850
Other comprehensive income,net of taxes	119,850					119,850	119,850

Total comprehensive income	$4,463,388

BALANCE AT DECEMBER 31, 2007		2,242,809	$15,578,903	$2,455,409	$9,934,967	$(34,999)	$27,934,280

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
OPERATING ACTIVITIES
Net income	$4,343,538	$3,991,859	$3,348,529
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	680,000	500,000	360,000
Depreciation	239,374	284,357	307,202
Loss on sale of equipment			306
Amortization and other	40,254	116,041	166,269
Stock options and restricted stock granted	379,223	181,599	103,680
Net change in interest receivable	(10,591)	(271,363)	(261,648)
Net change in cash surrender value of life insurance	(416,847)	(347,867)	(326,303)
Net change in other assets	(1,002,003)	(185,303)	(1,002,386)
Net change in interest payable and other liabilities	494,851	1,018,091	961,070
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,747,799	5,287,414	3,656,719
INVESTING ACTIVITIES
Purchases of securities held-to-maturity	(101,751)	(438,272)	(399,570)
Purchases of securities available-for-sale	(4,195)	(42,140)	(15,014,859)
Proceeds from maturing securities held-to-maturity	1,307,600	1,055,000	1,219,406
Proceeds from maturing securities available-for-sale	13,000,000	13,195,000	1,000,000
Net increase in loans and leases	(31,087,528)	(48,412,605)	(18,045,998)
Purchases of premises and equipment	(82,605)	(54,915)	(122,095)
Purchases of life insurance	(350,000)	0	0
Proceeds from disposal of equipment	0	0	800
NET CASH USED FOR INVESTING ACTIVITIES	(17,318,479)	(34,697,932)	(31,362,316)

(Continued)

SONOMA VALLEY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
FINANCING ACTIVITIES
Net change in demand, interest-bearing transaction and savings deposits	$1,182,153	$1,805,126	$9,540,545
Net change in time deposits	2,098,131	15,203,522	12,555,207
Stock repurchases	(2,933,237)	(1,436,151)	(113,668)
Stock options exercised	576,482	864,993	532,635
Proceeds from FHLB borrowings	14,900,000	12,600,000
Cash dividends paid	(1,371,471)	(1,252,957)	(1,078,001)
NET CASH PROVIDED BYFINANCING ACTIVITIES	14,452,058	27,784,533	21,436,718

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,881,378	(1,626,085)	(6,268,879)
Cash and cash equivalents at beginning of year	7,452,256	9,078,341	15,347,220
CASH AND CASH EQUIVALENTSAT END OF YEAR	$9,333,634	$7,452,256	$9,078,341

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest expense	$6,431,217	$4,404,411	$2,367,482
Income taxes	$2,265,000	$2,195,000	$2,340,000

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:

Net change in unrealized gains and losses on securities	$203,669	$264,323	$(283,588)
Net change in deferred income taxes on unrealized gains and losses on securities	$83,819	$108,781	$116,709

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly suscepitble to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.The Bank's loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on local economic conditions. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

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

Investments in Limited Partnerships:  The Company owns a 3.06% interest in a limited partnership that owns and operates affordable housing projects.  The investment in this project serves as an element of the Company’s compliance with the Community Reinvestment Act and the Company receives tax benefits in the form of deductions for operating losses and tax credits.  The tax credits may be used to reduce taxes currently payable or may be carried back one year or forward ten years to recapture or reduce taxes.  The Company uses the cost  method of accounting for the investment whereby the excess of the carrying amount of the investment over its estimated residual value is amortized based on the proportion of the credits received and tax credits are recorded in the years they become available to reduce income taxes.

Investment in Federal Home Loan Bank Stock: As a member of the Federal Home Loan Bank (FHLB) System, the Bank is required to maintain an investment in capital stock of the FHLB. The investment exceeds the minimum requirement at December 31, 2007 and 2006. The investment is stated at cost in the accompanying  balance sheets and is reported as part of other assets.

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

Net Income Per Share of Common Stock:  Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year, after giving retroactive effect to stock dividends and splits.  Net income per share—assuming dilution is computed similar to net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  Included in the denominator is the dilutive effect of stock options and unvested restricted stock computed under the treasury method.

NOTE A—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-Based Payment Accounting:  At December 31, 2007, the Company has a stock-based employee and director compensation plan, which is described more fully in Note L.  The Company adopted the fair value recognition provisions of Statement of financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003.  Options were granted in 2004 and 2007 under the fair value method.  Awards under the plan vest over two to five years.  Restricted stock was granted in July 2006 that vests over three to five years beginning July 2007.  The cost related to share-based employee compensation is included in the determination of net income for the years ended December 31, 2007, 2006 and 2005.

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

New Accounting Pronouncements:  In September 2006 the Financial Accounting Standards Board (FASB) issued Statement Number 157(SFAS No. 157), Fair Value Measurements.  SFAS 157 changes the definition of fair value, the methods used to measure fair value and also expands disclosures about fair value measurement.  SFAS No. 157 is effective for the financial statements issued for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  This Statement is effective as of the beginning of the entity’s first fiscal year that begins after November 15, 2007.

In December 2007, the FASB issued SFAS No. 141, revised, Business Combinations.  This Statement established principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest, recognizes and measures goodwill acquired in a business combination, and discloses the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51.  This Statement establishes accounting and reporting standards for a minority interest in the parent company financial statements and requires separate identification of equity and net income in the consolidated financial statements.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

NOTE B—RESTRICTIONS ON CASH AND DUE FROM BANKS

Cash and due from banks include amounts the Bank is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve.  The total requirement at December 31, 2007 and 2006 was $721,000 and $680,000, respectively.

NOTE C—INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
December 31, 2007:
Securities Available-For-Sale
U.S. Treasury securities	$999,495	$349		$999,844
U.S. Government agency securities	7,216,834		(45,481)	7,171,353
Equity securities	46,335		(14,342)	31,993
	$8,262,664	$349	$(59,823)	$8,203,190
Securities Held-to-Maturity
Municipal securities	$14,554,224	$226,356	$(26,331)	$14,754,249

	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
December 31, 2006:
Securities Available-For-Sale
U.S. Treasury securities	$4,987,285		$(51,816)	$4,935,469
U.S. Government agency securities	16,224,950		(207,344)	16,017,606
Equity securities	42,140	1,163	(5,146)	38, 157
Securities Held-to-Maturity	$21,254,375	$1,163	$(264,306)	$20,991,232
Municipal securities	$15,804,421	$262,609	$(115,477)	$15,951,553

Contractual maturities of investment securities at December 31, 2007 were as follows:

	Securities Available-For-Sale		Securities Held-To-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	3,999,495	3,989,147	606,902	607,029
Due after one year through five years	4,216,834	4,182,049	6,226,081	6,277,419
Due after five years through ten years			6,039,921	6,160,623
Due after ten years			1,681,320	1,709,178
Equity securities	46,335	31,993

	8,262,664	8,203,189	$14,554,224	14,754,249

NOTE C—INVESTMENT SECURITIES (Continued)

During 2007, 2006 and 2005, the Company did not sell any securities available-for-sale.

As of December 31, 2007, investment securities with a carrying amount of $6,131,085 and an approximate fair value of $6,247,992 were pledged, in accordance with federal and state requirements, as collateral for public deposits.  Investment securities with a carrying amount and fair value of $3,991,635 at December 31, 2007 were pledged to meet the requirements of the Federal Reserve and the U.S. Department of Justice.  As of December 31, 2006, investment securities with a carrying amount of $7,298,481 and an approximate fair value of $7,438,150 were pledged, in accordance with federal and state requirements, as collateral for public deposits.  Investment securities with a carrying amount and fair value of $5,318,743 at December 31, 2006 were pledged to meet the requirements of the Federal Reserve and the U.S. Department of Justice.

The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31.

	2007
	Less Than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses

U.S. Treasury securities
U.S. Government agency securities			7,171,353	45,481
Municipal securities	$101,564	$63	3,608,462	26,268
Equity securities	11,778	4,216	20,215	10,126
Total temporarily impaired securities	$113,342	$4,279	$10,800,030	$81,875

	2006
	Less Than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses

U.S. Treasury securities			$4,935,469	$51,816
U.S. Government agency securities			16,017,606	207,344
Municipal securities	$1,582,429	$8,141	4,888,575	107,336
Equity securities	28,198	5,146
Total temporarily impaired securities	$1,610,627	$13,287	$25,841,650	$366,496

There were 7 U.S. government agency securities, 14 municipal securities and 15 equity securities in an unrealized loss position at December 31, 2007.  There were 16 U.S. government agency securities, 5 U.S. Treasury Notes and 21 municipal securities and 9 equity securities in an unrealized loss position at December 31, 2006.  The unrealized losses on these securities were caused by interest  rate increases or, in the case of the equity securities, market disfavor with financial institutions stock.  The Company purchased small amounts of various bank equity securities in order to track and analyze peer group banks and the potential loss is relatively small. In the case of the U.S. government securities and the municipal securities, the contractual terms of these investments do not permit the issuer to settle the securities at a price less that the par value of the investment. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2007 and 2006.

NOTE D—LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the loan and lease portfolio was as follows at December 31:

	2007		2006

Commercial	$177,989,391	70.9%	$146,573,119	66.6%
Consumer	29,163,877	11.6%	27,797,562	12.6%
Real estate mortgage	17,946,113	7.2%	17,154,768	7.8%
Real estate construction	25,772,958	10.3%	28,590,367	13.0%
Lease financing receivables, net of unearned income of $6,290 in 2007 and $9,513 in 2006	21,665	0.0%	36,030	0.0%
	250,894,004	100.0%	220,151,846	100.0%

Deferred loan fees and costs, net	(432,569)		(544,184)
Allowance for loan and lease losses	(3,723,217)		(3,276,972)
	$246,738,218		$216,330,690

At December 31, 2007, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $2,097,000 with a corresponding valuation allowance of $283,000. At December 31, 2006, the recorded investment in loans for which impairment has been recognized in accordance with Statement No. 114 totaled $939,000, with a corresponding valuation allowance of $124,000.  For the years ended December 31, 2007, 2006 and 2005, the average recorded investment in impaired loans was approximately $332,000, $1,035,000 and $1,060,000, respectively.  During 2007, 2006 and 2005, $162,944, $8,000 and $8,000 of interest was received and recognized on impaired loans, respectively.

At December 31, 2007, the Company had other nonaccrual loans totaling $89,409 for which impairment has not been recognized.

The Company has no commitments to loan additional funds to the borrowers of impaired or nonaccrual loans.

NOTE D—LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES  (Continued)

The maturity and repricing distribution of the loan and lease portfolio at December 31:

	2007	2006
Fixed rate loan maturities
Three months or less	$32,464,840	$10,269,932
Over three months to twelve months	60,965,840	40,265,531
Over one year to five years	93,613,696	97,220,910
Over five years	16,817,804	20,611,428

Floating rate loans repricing
Quarterly or more frequently	39,892,211	46,890,506
Quarterly to annual frequency	311,741	1,456,216
One to five years frequency	6,027,843	2,617,687
	250,093,975	219,332,210
Nonaccrual loans	800,029	819,637
	$250,894,004	$220,151,847

An analysis of the changes in the allowance for loan and lease losses is as follows for the years ended December 31:

	2007	2006	2005

Beginning balance	$3,276,972	$2,776,507	$2,428,572
Provision for loan and lease losses	680,000	500,000	360,000
Loans charged off:
Commercial	(187,075)	(6,593)	(53,337)
Consumer	(63,901)	(12,262)	(16,976)
	(250,976)	(18,855)	(70,313)
Recoveries:
Commercial	16,315	17,668	55,055
Consumer	906	1,652	3,193
	17,221	19,320	58,248
Ending balance	$3,723,217	$3,276,972	$2,776,507

NOTE E—PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at December 31:

	2007	2006

Land	$175,000	$175,000
Building	71,943	71,943
Building improvements	25,432	0
Leasehold improvements	797,191	797,191
Furniture, fixtures and equipment	2,073,218	2,016,045
	3,142,784	3,060,179
Less: Accumulated depreciation	(2,350,329)	(2,110,955)
	$792,455	$949,224

NOTE F—TIME DEPOSITS

The maturities of time deposits at December 31, 2007 are as follows:

Maturing within one year	$70,163,000
Maturing in one year to two years	1,901,000
Maturing two years through five years	1,731,000
$73,795,000

NOTE G—FEDERAL FUNDS CREDIT LINES AND BORROWINGS

The Company has uncommitted federal funds lines of credit agreements with other banks.  The maximum borrowings available under these lines totaled $27,000,000 at December 31, 2007.  There were no borrowings outstanding under these agreements at December 31, 2007 or 2006.

The Company pledged loans totaling $165,379,970 as collateral to secure advances from the Federal Home Loan Bank of up to $74,760,016.  At December 31, 2007, the Company borrowed $17,500,000 over-night with the Federal Home Loan Bank and also has a long-term borrowing of $10,000,000.  The over-night borrowing expires two days from the date of purchase and carries an interest on the outstanding principal balance of 3.30%.  The long-term borrowings carry a fixed interest rate on outstanding principal of 5.03% for the $5,000,000 borrowed September 2006 and 4.92% for the $5,000,000 borrowed March 2007.  Interest is due monthly and the principal is due on September 22, 2008 and March 2, 2009.

NOTE H—EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Employee Savings Plan (the Plan) in which the Company matches a portion of the employee's contribution each payday.  All employees are eligible for participation following three months of employment.  Bancorp contributions are 100% vested at all times.  The Company made contributions totaling $147,994 in 2007, $148,691 in 2006 and $131,548 in 2005.

The Company purchased single premium life insurance policies in connection with the implementation of retirement plans for four key officers and for the Board of Directors.  The policies provide protection against the adverse financial effects from the death of a key officer and provide income to offset expenses associated with the plans.  The officers are insured under the policies, but the Company is the owner and beneficiary.  At December 31, 2007 and 2006, the cash surrender value of these policies totaled $10,354,153 and $9,587,306 respectively.

The retirement plans are unfunded and provide for the Company to pay the officers and directors specified amounts for specified periods after retirement and allow them to defer a portion of current compensation in exchange for the Company's commitment to pay a deferred benefit at retirement.  If death occurs prior to or during retirement, the Company will pay the officer's beneficiary or estate the benefits set forth in the plans.  Deferred compensation is vested as to the amounts deferred.  Liabilities are recorded for the estimated present value of future salary continuation benefits and for the amounts deferred by the officers and directors.  At December 31, 2007 and 2006, the liability recorded for the executive officer supplemental retirement plan totaled $2,665,602 and $2,123,778 respectively.  The amount of pension expense related to this plan for 2007 and 2006 was $541,824 and $421,967, respectively.  At December 31, 2007 and 2006, the liability recorded for the director supplemental retirement plan totaled $444,580 and $573,647, respectively.  The amount of pension expense related to this plan for 2007 and 2006 was ($129,067) and $97,646, respectively.  At December 31, 2007 and 2006, the liability recorded for the deferred compensation plans totaled $1,583,308 and $1,448,181, respectively.  The amount of expense related to these plans for 2007 and 2006 was $109,768 and $96,677, respectively.  The following are the components of the accumulated benefit obligation related to the executive officer and director supplemental retirement plans as of December 31:

	Directors		Officers
	2007	2006	2007	2006

Projected benefit obligation	$411,282	$524,469	$2,933,784	$2,311,592
Accrued prior service costs	33,298	49,178	(268,814)	(187,814)
Benefit obligation included in other liabilities	$444,580	$573,647	$2,665,602	$2,123,778

The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.75% for both 2007 and 2006.  Inflationary increases of 4% for 2007 and 4.5% for 2006 were assumed.  The Directors projected benefit calculation includes a 2% cost of living adjustment.  The entire accumulated benefit obligation was not fully vested at December 31, 2007 and 2006.  Full vesting for the Officers does not occur until the participant has been in the plan for 15 years.  The Directors only receive the benefit if they are on the Board upon reaching age 70.

NOTE H—EMPLOYEE BENEFIT PLANS (Continued)

SFAS No. 158 applies to this Plan and requires unamortized prior service costs be recognized as a component of other comprehensive income.  The Plan has a net after tax unrecognized prior service cost of $138,229 at December 31, 2007 and $81,587 at December 31, 2006.  The amounts are not deemed to be material and are not included in other comprehensive income.

The following is a reconciliation of the beginning and ending balances of the benefit obligation for the years ended December 31:

	Directors			Officers
	2007	2006	2005	2007	2006	2005

Benefit obligation at beginning of year	$573,647	$476,001	$396,696	$2,123,778	$1,701,811	$1,494,540
Net periodic pension cost:
Service cost	54,277	110,027	30,469	218,799	195,710	134,943
Interest cost on projected benefit Obligation	23,987	26,275	35,679	190,652	159,440	90,054
Amortization of prior service costs	(51,638)	(38,656)	7,990	132,373	66,817	(17,726)
Amendments			5,167
Terminations	(155,693)
Net periodic pension cost recognized	(129,067)	97,646	79,305	421,967	421,967	207,271
Benefit obligation at end of year	$444,580	$573,647	$476,001	$2,123,778	$2,123,778	$1,701,811

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Directors	Officers

2008	$9,500	$27,592
2009	9,690	246,341
2010	12,717	246,341
2011	25,459	376,422
2012	36,856	376,422
2013 to 2017	320,263	1,882,110

NOTE I—NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

Non-interest income is comprised of the following for the years ended December 31:

	2007	2006	2005

Service charges on deposit accounts	$1,410,637	$1,352,251	$1,258,728
Other fee income	426,220	380,070	364,157
Life insurance earnings	416,847	347,867	326,303
Investment securities gains			5,094
Other	25,106	13,550	14,112
	$2,278,810	$2,093,738	$1,968,394

Other non-interest expense is comprised of the following for the years ended December 31:

	2007	2006	2005

Professional and consulting fees	$1,018,088	$702,221	$952,681
Data processing	546,924	501,873	478,991
Stationary and supplies	132,410	160,468	143,129
Staff related	155,430	164,271	173,727
Advertising and business development	286,074	276,232	224,512
Postage and telephone	133,808	120,096	111,429
Assessments and insurance	133,154	142,378	150,049
Other	229,957	282,100	204,368
	$2,635,845	$2,349,639	$2,438,886

NOTE J—INCOME TAXES

The provision for income taxes is comprised of the following:

	2007	2006	2005
Current
Federal	$2,062,700	$2,077,673	$1,648,074
State	782,799	755,982	605,003
	2,845,499	2,833,655	2,253,077
Deferred
Federal	(331,115)	(507,264)	(441,020)
State	(74,222)	(108,624)	(100,901)
	(405,337)	(615,888)	(541,921)
Provision for income taxes	$2,440,162	$2,217,767	$1,711,156

The following is a reconciliation of income taxes computed at the Federal statutory income tax rate of 34% to the effective income tax rate used for the provision for income taxes:

	2007	2006	2005

Income tax at Federal statutory rate	$2,306,458	$2,111,239	$1,720,293
State franchise tax, less Federal income tax benefit	485,333	444,254	361,990
Interest on municipal obligations exempt from Federal tax	(235,525)	(229,226)	(247,467)
Life insurance earnings	(171,551)	(143,163)	(134,288)
Incentive stock option expense	57,616	41,247	42,669
Meals and entertainment	6,654	6,888	5,452
Tax credits	(7,922)	-	-
Other differences	(901)	(13,472)	(37,493)
Provision for income taxes	$2,440,162	$2,217,767	$1,711,156

NOTE J—INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to the components of the net deferred tax asset recorded as an other asset as of December 31 were as follows:

	2007	2006	2005
Deferred tax assets:
Nonqualified benefit plans	$1,931,578	$1,706,099	$1,427,237
Allowance for loan losses	1,305,486	1,153,381	979,526
Unrealized securities holding losses	24,477	108,295	217,076
Accrued liabilities	290,976	240,490	210,374
State franchise taxes	228,912	215,884	201,710
Restricted stock	50,499	63,956
Other	74,978	102,850	60,983
Total deferred tax assets	3,906,906	3,590,955	3,096,906

Deferred tax liabilities:
Depreciation	85,556	120,217	153,976
Other	112,602	83,510	62,809
Total deferred tax liabilities	198,158	203,727	216,785
Net deferred tax assets	$3,708,748	$3,387,228	$2,880,121

The amounts presented for the tax effects of temporary differences are based upon estimates and assumptions and could vary from amounts ultimately reflected on the Company's tax returns.

Income tax payable was $99,212 at December 31, 2007. Income tax receivable was $66,784 at December 31, 2006.

The Company or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction and the state of California jurisdiction.  The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2004.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  No adjustments were identified for unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings.  There were also no adjustments identified for unrecognized tax benefits which would require an adjustment to the income statement for the year ended December 31, 2007.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2007 and 2006 the Company recognized no interest and penalties.

NOTE K—EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share for the years ended December 31:

	2007	2006	2005
Basic:
Net income	$4,343,538	$3,991,759	$3,348,529
Weighted-average common shares outstanding	2,241,104	2,247,231	2,170,866
Earnings per share	$1.94	$1.78	$1.54

Diluted:
Net income	$4,343,538	$3,991,759	$3,348,529
Weighted-average common shares outstanding	2,241,104	2,247,231	2,170,866
Net effect of dilutive share-based awards – based on the treasury stock method using average market price	72,484	121,987	132,773
Weighted-average common shares outstanding and common stock equivalents	2,313,588	2,369,218	2,303,639
Earnings per share - assuming dilution	$1.88	$1.68	$1.45

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

The Company approved an equity incentive plan (the Plan), effective May 14, 2002 and terminating May 14, 2012, under which stock options, restricted stock, stock appreciation rights and stock bonuses may be granted. The Plan is administered by a Committee appointed by the Board. Options representing 123,555 shares of the Company’s authorized and unissued common stock may be granted under the Plan by the Committee to directors and employees of the Company at a price to be determined by the Committee but shall not be less than 100% of the fair market value of the shares on the date the incentive stock option is granted. The options generally vest based on 5 years of continuous service and have 10-year contractual terms. No options were granted in 2005 and 2006. There were 10,000 options granted in June 2007 and 7,410 options granted in December 2007. The Company has 12,195 options available to grant under this plan at December 31, 2007.

NOTE L—EQUITY INCENTIVE PLAN (Continued)

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	June 2007	December 2007
Expected Life in Years	7.00	4.00
Risk Free Interest Rate	5.09%	3.30%
Expected Stock Price Volatility	35.00%	35.00%
Expected Cash Dividend Yield	2.40%	2.40%
Expected Annual Forfeiture Rate	0.00%	0.00%

The Company uses historical data to estimate expected cash dividend yield, expected life in years, expected stock price volatility and expected annual forfeiture rate within the valuation model. Expected volatilities are based on the historical volatility of the Company’s stock.  The expected life of options represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company granted a stock bonus under the 2002 plan in July of 2006, consisting of 29,000 shares of restricted stock, with a fair value at grant date of $26.25.  The employees have dividend and voting rights at the time of grant, regardless of whether they are vested in these shares.  This restricted stock vests over three to five years.

The Company approved an equity incentive plan (the Plan), effective February 21, 2007 and terminating February 20, 2017, under which stock options, restricted stock, stock appreciation rights and stock bonuses may be granted. The Plan is administered by a Committee appointed by the Board. Options representing 231,963 shares of the Company’s  authorized  and  unissued  common  stock  may  be  granted  under  the  Plan  by  the Committee to directors and employees of the Company at a price to be determined by the Committee but shall not be less than 100% of the fair market value of the shares on the date the incentive stock option is granted.  The options generally vest based on 5 years of continuous service and have 10-year contractual terms. There have been no shares issued under the 2007 Plan.

NOTE L—EQUITY INCENTIVE PLAN (Continued)

A summary of stock option activity follows for the years ended December 31:

	Incentive Stock Options
	2007		2006		2005
	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares
Shares under option at beginning of year	$17.00	92,621	$14.64	133,085	$12.94	179,730

Options exercised	14.69	(13,848)	8.90	(39,264)	7.70	(45,295)
Options forfeited or expired	0.00	0	20.71	(1,200)	20.71	(1,350)
Shares under option at end of year	17.40	78,773	17.00	92,621	14.64	133,085
Options exercisable at end of year	16.78	66,323	15.63	67,721	12.11	93,935

	Nonstatutory Stock Options
	2007		2006		2005
	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares
Shares under option at Beginning of year	$8.12	120,438	$8.07	185,300	$8.05	208,465

Options granted	27.48	17,410

Options exercised	8.06	(46,316)	7.95	(64,862)	7.94	(23,165)
Shares under option at end of year	11.85	91,532	8.12	120,438	8.07	185,300
Options exercisable at end of year	8.75	76,592	8.12	120,438	8.07	185,300
Weighted-average fair value of options granted during the year	8.68

NOTE L—EQUITY INCENTIVE PLAN (Continued)

Following is the intrinsic value and weighted average contractual term of stock options outstanding for the years ended December 31:

	Incentive Stock Options
	2007	2006	2005
Intrinsic value:
Outstanding shares	$610,396	$1,019,333	$899,589
Exercisable shares	555,081	837,751	872,458

Weighted average
remaining contractual term:
Outstanding shares	5.21 years	6.15 years	6.58 years
Exercisable shares	5.01 years	5.71 years	5.54 years

	Nonstatutory Stock Options
	2007	2006	2005
Intrinsic value:
Outstanding shares	$1,217,399	$2,392,987	$2,470,660
Exercisable shares	1,255,745	2,392,987	2,470,660

Weighted average
remaining contractual term:
Outstanding shares	4.02 years	2.02 years	3.11 years
Exercisable shares	1.49 years	2.02 years	3.11 years

Upon the exercise of stock options, new shares are issued.  The total amount of cash received from the exercise of stock options during 2007, 2006 and 2005 was $576,483, $864,993 and $532,635, respectively.  The tax benefits realized for the tax deductions from stock options exercised during 2007, 2006 and 2005 was $407,889, $459,493 and $132,337, respectively.

A summary of the status of the Company’s nonvested shares and changes during the years ended December 31 are presented below:

			Incentive Stock Options
	2007		2006		2005
		Weighted-Average		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date		Grant-Date
Nonvested Shares	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested at beginning of year	24,900	$7.68	39,150	$7.68	54,000	$7.68
Vested	(12,450)	7.68	(13,050)	7.68	(13,500)	7.68
Forfeited			(1,200)	7.68	(1,350)	7.68

Nonvested at end of year	12,450	7.68	24,900	7.68	39,150	7.68

NOTE L—EQUITY INCENTIVE PLAN (Continued)

	Nonstatutory Stock Options
	2007
		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at beginning of year	0
Granted	17,410	$8.68
Vested	(2,470)	$6.79

Nonvested at end of year	14,940	$9.00

As of December 30, 2007 and 2006 there was $125,918 and $191,232, respectively, of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  That cost is expected to be recognized over a weighted-average period of two years.  The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005, was $112,379, $100,224 and $103,680, respectively.

A summary of restricted stock activity follows for the years ended December 31, 2007 and 2006:

	2007			2006
		Weighted-Average	Aggregate		Weighted-Average	Aggregate
		Grant-Date	Intrinsic		Grant-Date	Intrinsic
Restricted Stock	Shares	Fair Value	Value	Shares	Fair Value	Value

Nonvested at beginning of year	29,000	$26.25

Granted				29,000	$26.25

Shares Vested and Issued	(6,200)	$26.25

Nonvested at end of year	22,800	$26.25	$ (25,080)	29,000	$26.25	$ 50,750

As of December 31, 2007 and 2006, there was $517,125 and $679,875 of total unrecognized compensation cost related to nonvested restricted stock.  That cost is expected to be recognized over a weighted-average period of 3.5 years and 4.5 years, respectively.

Total compensation cost for all share-based payments recognized in net income for 2007, 2006 and 2005 totaled $223,172, $106,871 and $61,011, respectively, which is net of the related tax benefits for 2007, 2006 and 2005 of $156,050, $74,728 and $42,669, respectively

NOTE M—RELATED PARTY TRANSACTIONS

The Company has entered into transactions with its directors, executive officers and their affiliates (related parties).  Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.  The following is a summary of the aggregate activity involving related party borrowers at December 31, 2007 and 2006:

	2007	2006

Loans outstanding at beginning of year	$2,657,000	$2,657,000
Loans disbursements	703,000	415,000
Loan repayments	(899,000)	(415,000)

Loans outstanding at end of year	$2,461,000	$2,657,000

At December 31, 2007, commitments to related parties of approximately $1,744,000 were undisbursed.  Deposits received from directors and officers totaled $4,621,000 and $3,567,000 at December 31, 2007 and 2006, respectively.

The Company leases its Glen Ellen office from a director of the Company under a noncancellable operating lease.  Lease expense for the years ended December 31, 2007 and 2006 was $15,294 and $14,705, respectively. The remaining lease commitment is approximately $3,861 expiring March 2008.  When the current term expires the Company has the option to extend the lease for two additional 5 year terms.  The lease expense increases annually based upon the Consumer Price Index, but not less than 4% annually.

NOTE N—COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments: The Company leases its three Sonoma offices, the Glen Ellen office and the Banco de Sonoma office under noncancelable operating leases with remaining terms of approximately two years, three years, three years, one year and one year, respectively. All of the leases require adjustments to the base rent for changing price indices and two have a minimum annual increase of four percent. The Sonoma main office lease and the Sonoma Finance Center lease have the option to renew for two consecutive five-year terms and the Sonoma annex office has an option to renew for one five-year period and one four-year period. The Glen Ellen office and the Banco de Sonoma office lease each have an option to renew for two additional five-year terms. The following table summarizes future minimum commitments under the noncancelable operating leases.

Year ended December 31

2008	$367,482
2009	212,642
2010	27,255

$607,379

Rental expense was $381,000 in 2007, $364,000 in 2006 and $347,000 in 2005.

NOTE N—COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

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

	Contractual Amounts
	2007	2006

Commitments to extend credit	$51,458,000	$54,526,000
Standby letters of credit	158,000	348,000

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

The Company has not incurred any losses on its commitments in 2007, 2006 or 2005.

As a guarantor of its customer’s credit card accounts, the Company is contingently liable for credit card receivable balances held by another financial institution should the customers default.  The total amount guaranteed as of December 31, 2007 and 2006 was $655,000 and $313,000, respectively.

NOTE O—CONCENTRATIONS OF CREDIT RISK

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

NOTE O—CONCENTRATIONS OF CREDIT RISK (Continued)

The composition of the loan portfolio by credit type is set forth in Note D.  Note D does not include unfunded loan commitments, which represent 18.0% of loans outstanding.  While the Company has approximately 91% of its loan portfolio centered in real estate secured loans within its service area, the loans in this category are diversified.  Based on outstanding loan commitments (“total loans”), the Company has the following loan concentrations:  Non-owner occupied land and construction (18.17%), owner-occupied land and construction (6.0%), mixed-use commercial real estate (13.55%), industrial and warehouse commercial real estate (13.31%), retail commercial real estate (11.97%), office commercial real estate (7.01%) and loans to the wine and tourism industries (9.58%).  Standby letters of credit were granted primarily to commercial borrowers.  The Company, as a matter of policy, does not extend credit to any single borrower or group of related borrowers on a secured basis in excess of 25% of its unimpaired capital (shareholders' equity plus the allowance for credit losses) and on an unsecured basis in excess of 15% of its unimpaired capital.

The concentrations of investments are set forth in Note C.  The Company places its investments primarily in financial instruments backed by the U.S. Government and its agencies or by high quality financial institutions, municipalities or corporations.  The Company has significant funds deposited with four correspondent banks.  In addition, deposits with two correspondent banks were in excess of the federally insured limit by $449,055 at December 31, 2007.  While management recognizes the inherent risks involved in such concentrations, this concentration provides the Company with an effective and cost efficient means of managing its liquidity position and item processing needs.  Management closely monitors the financial condition of their correspondent banks on a continuous basis.  The Company also maintains additional deposit accounts with other correspondent banks should management determine that a change in its correspondent banking relationship would be appropriate.

At December 31, 2007, the Company had life insurance policies with cash surrender values of $2,603,914, $1,945,487, $1,944,232 and $1,923,559 with four insurance companies, which represented 9.3%, 7.0%, 7.0% and 6.9%, respectively, of the Company's net worth.  Management closely monitors the financial condition and rating of these insurance companies on a regular basis.

NOTE P—REGULATORY MATTERS

Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank's regulatory agency.  Cash dividends are limited to the lesser of retained earnings, if any, or net income for the last three years, net of the amount of any other distributions made to shareholders during such periods.  As of December 31, 2007, $7,736,503 was available for cash dividend distribution without prior approval.

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

NOTE P—REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2007, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.  The Bank’s actual capital amounts and ratios are also presented in the table.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
(in thousands)

As of December 31, 2007:
Total Capital
(to Risk Weighted Assets)	$29,996	10.8%	>$ 22,310	>8.0%	>$27,887	>10.0%
Tier I Capital
(to Risk Weighted Assets)	$26,507	9.5%	>$ 11,155	>4.0%	>$16,732	> 6.0%
Tier I Capital
(to Average Assets)	$26,507	9.0%	>$ 11,761	>4.0%	>$14,701	> 5.0%

As of December 31, 2006:
Total Capital
(to Risk Weighted Assets)	$28,223	11.0%	>$ 20,466	>8.0%	>$25,583	>10.0%
Tier I Capital
(to Risk Weighted Assets)	$25,024	9.8%	>$ 10,233	>4.0%	>$15,350	> 6.0%
Tier I Capital
(to Average Assets)	$25,024	9.1%	>$ 10,960	>4.0%	>$13,700	> 5.0%

NOTE Q—CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

A condensed balance sheet as of December 31, 2007 and 2006 and the related condensed statement of operations and cash flows for the years ended December 31, 2007, 2006 and 2005 for Sonoma Valley Bancorp (parent company only) are presented as follows:

Condensed Balance Sheets
December 31, 2007 and 2006
	2007	2006
Assets
Cash	$55,380	$682,798
Other assets	947,911	764,470
Investment in common stock of subsidiary	27,218,520	25,236,403
Total assets	$28,221,811	$26,683,671

	2007	2006
Liabilities
Accrued expenses	$287,531	$279,600

Shareholders’ equity
Common stock	15,578,903	15,479,556
Additional paid-in-capital	2,455,409	1,872,648
Retained earnings and other equity	9,899,968	9,051,867
Total liabilities and shareholders’ equity	$28,221,811	$26,683,671

Condensed Statements of Operations
For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Dividend from subsidiary	$3,000,000	$1,750,000	$500,000
Expenses	892,962	583,724	601,886
Income (loss) before income taxes and equity in undistributed income of subsidiary	2,107,038	1,166,276	(101,886)
Equity in undistributed net income of subsidiary	1,862,267	2,621,241	3,252,996
Income tax benefit	374,233	204,242	197,419
Net income	$4,343,538	$3,991,759	$3,348,529

NOTE Q—CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (Continued)

Condensed Statements of Cash Flows
For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Operating activities:
Net income	$4,343,538	$3,991,759	$3,348,529
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed net income of subsidiary	(1,862,267)	(2,621,241)	(3,252,996)
Restricted stock granted	162,750	81,375
Stock options granted	216,473	100,224	103,680
Net change in other assets	232,383	(15,100)	549,057
Net change in accrued expenses	7,931	58,457	159,893
Net cash provided by operating activities	3,100,808	1,595,474	908,163

Financing activities:
Stock repurchases	(2,933,237)	(1,436,151)	(113,668)
Stock options exercised	576,482	864,993	532,635
Cash dividends paid	(1,371,471)	(1,252,957)	(1,078,001)

Net cash used by financing activities	(3,728,226)	(1,824,115)	(659,034)

Net change in cash and cash equivalents	(627,418)	(228,641)	249,129

Cash and cash equivalents at beginning of year	682,798	911,439	662,310

Cash and cash equivalents at end of year	$55,380	$682,798	$911,439

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

NOTE R—FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Company and Subsidiary's financial instruments are as follows at December 31:

	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$6,268,091	$6,268,091	$6,159,931	$6,159,931
Federal funds sold
Interest-bearing due from banks	3,065,543	3,065,543	1,292,325	1,292,325
Investment securities available-for-sale	8,203,190	8,203,190	20,991,232	20,991,232
Investment securities held-to-maturity	14,554,224	14,754,249	15,804,421	15,951,553
Loans and lease financing receivable, net	246,738,218	245,521,222	216,330,690	214,690,033
Accrued interest receivable	1,682,209	1,682,209	1,671,618	1,671,618
Cash surrender value of life insurance	10,354,153	10,354,153	9,587,306	9,587,306

Financial liabilities:
Deposits	236,047,699	236,347,423	232,767,415	233,038,180
Accrued interest payable	150,109	150,109	144,636	144,636
Federal Home Loan Bank Borrowings	27,500,000	27,638,811	12,600,000	12,600,000

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

Federal Home Loan Bank borrowings:  The carrying amount of overnight borrowings approximates fair value.  The fair value of the long-term borrowings is estimated using a discounted cash flow calculation that applies current interest rates on similar borrowings with similar terms.

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

NOTE S—SUBSEQUENT EVENTS

On February 20, 2008, the Board of Directors declared a cash dividend of $.30 per share to shareholders of record on March 14, 2008 and payable on March 28, 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH A ACCOUNTANTS ON ACCOUNTING AND FINANACIAL DISCLOSURE

    None

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

    Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in reports filed by the Company under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

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

Management's Report on Internal Control over Financial Reporting
    Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

        a) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

        b) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of the company; and

        c) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company's assets that could have a material effect on its financial statements.

    Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    The Company's management has used the criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") to evaluate the effectiveness of the Company's internal control over financial reporting. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company's internal controls, is sufficiently complete so that relevant controls are not omitted, and is relevant to an evaluation of internal controls over financial reporting.

    Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in "Internal Control-Integrated Framework" issued by COSO was effective as of December 31, 2007.

    This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management's report in this annual report.

Date: March 4, 2008

/s/Mel Switzer, Jr.                                  /s/Mary Dieter Smith
Mel Switzer, Jr.           Mary Dieter Smith
Chief Executive Officer         Chief Financial Officer

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

Exhibits

The following Exhibits are attached or incorporated herein by reference:

3.1	Sonoma Valley Bancorp Articles of Incorporation, filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-8 filed on June 5, 2001.

3.3	Sonoma Valley Bancorp By-laws, filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-8 filed on June 5, 2001.

4.2	Agreement for the sale of Sonoma Valley Bank Stock dated September 23, 1992, filed as Exhibit 4.2 (formerly A-1) to the Form F-2 for the year ended December 31, 1992.

10.1	Lease for Sonoma branch office, filed as Exhibit 10.1 (formerly 7.1) to the Registrant's Registration Statement on Form F-1 filed on May 1, 1989.

10.2	Sonoma Valley Bank Chief Executive Officer Severance Agreement dated January 4, 1995, filed as Exhibit 10.2 to the Form 10-KSB for the year ended December 31, 1997.

10.3	Sonoma Valley Bank Supplemental Executive Retirement Plan, as amended on March 20, 1996, filed as Exhibit 10.3 to the Form 10-KSB for the year ended December 31, 1997.

10.4	Sonoma Valley Bank Deferred Compensation Plan, filed as Exhibit 10.4 to the Form 10-KSB for the year ended December 31, 1997.

10.5	Sonoma Valley Bank Master Trust Agreement for Executive Deferral Plans, filed as Exhibit 10.5 to the Form 10-KSB for the year ended December 31, 1997.

10.6	Sonoma Valley Bank 1996 Stock Option Plan, filed as Exhibit 10.6 to the Form 10-KSB for the year ended December 31, 1997.

10.7	Sonoma Valley Bank Severance Agreement with Mel Switzer, Jr. dated October 21, 1998, filed as Exhibit 10.7 to the From 10-KSB for the year ended December 31, 1998.

10.8	Sonoma Valley Bank Severance Agreement with Mary Dieter dated October 21, 1998, filed as Exhibit 10.8 to the From 10-KSB for the year ended December 31, 1998.

10.10	Sonoma Valley Bancorp Assumption of Severance Agreement [Form of], filed as Exhibit 10.1 to the Form 10-KSB for the year ended December 31, 2001.

10.11	Sonoma Valley Bancorp 2002 Equity Incentive Plan, filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting held on May 14, 2002.

10.12	Sonoma Valley Bank Severance Agreement with Sean Cutting dated March 18, 2004, filed as Exhibit 10.12 to the Form 10-K for the year ended December 31, 2003.

23.1	Consent of Richardson and Co., Independent Auditors.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONOMA VALLEY BANCORP,
A California corporation

/s/ Mel Switzer, Jr.	March 20, 2008
Mel Switzer, Jr.
President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Mary Dieter Smith	March 20, 2008
Mary Dieter Smith
Executive Vice President and
Chief Operating Officer
(Principal Finance and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Suzanne Brangham	March 20, 2008
Suzanne Brangham, Secretary
of the Board and Director

/s/ Dale T. Downing	March 20, 2008
Dale T. Downing, Director

/s/ Robert B. Hitchcock	March 20, 2008
Robert B. Hitchcock, Director

/s/ Robert J. Nicholas	March 20, 2008
Robert J. Nicholas, Chairman
of the Board and Director

/s/ Valerie Pistole	March 20, 2008
Valerie Pistole, Director

/s/ Mel Switzer, Jr.	March 20, 2008
Mel Switzer, Jr., President, Chief
Executive Officer and Director
(Principal Executive Officer)

/s/ Mary Dieter Smith	March 20, 2008
Mary Dieter Smith, Executive Vice
President, Chief Operating Officer and
Chief Financial Officer (Principal
Finance and Accounting Officer)