Form 10-Q
period 2008-03-31
SONOMA VALLEY BANCORP
filed 2008-05-05
CIK 1120427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2008

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
Non-accelerated filer      ☒                                                               Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐                                           No  ☒

The number of shares outstanding of the registrant's Common Stock, no par value, as of April 30, 2008 was 2,288,709.

Part I
Item 1.                      The information furnished in these interim statements reflects all adjustments and accruals which are, in the opinion of management, necessary for a fair statement of the results for such periods.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

FINANCIAL STATEMENTS
SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
March 31, 2008 (Unaudited), December 31, 2007 (Audited)
and March 31, 2007 (Unaudited)

	March 31, 2008	December 31, 2007	March 31, 2007
ASSETS
Cash and due from banks	$6,375,749	$6,268,091	$4,224,739
Federal funds sold	0	0	0
Interest-bearing due from banks	6,895,623	3,065,543	338,125
Total cash and cash equivalents	13,271,372	9,333,634	4,562,864
Investment securities available-for-sale at fair value	3,278,041	8,203,190	15,054,831
Investment securities held-to-maturity (fair value of $14,604,518, $14,754,249 and $15,915,065 respectively)	14,228,473	14,554,224	15,788,875
Loans and lease financing receivables, net	248,126,995	246,738,218	222,256,180
Premises and equipment, net	817,415	792,455	888,395
Accrued interest receivable	1,659,121	1,682,209	1,626,008
Other real estate owned	320,416	0	0
Cash surrender value of life insurance	10,460,165	10,354,153	10,032,853
Other assets	5,863,485	6,201,195	4,905,095
Total assets	$298,025,483	$297,859,278	$275,115,101
LIABILITIES
Noninterest-bearing demand deposits	$49,534,037	$58,589,202	$50,309,251
Interest-bearing transaction deposits	32,523,931	30,135,049	31,070,263
Savings and money market deposits	75,938,300	73,528,081	77,869,582
Time deposits, $100,000 and over	50,915,989	44,160,741	37,602,997
Other time deposits	31,570,905	29,634,626	27,952,516
Total deposits	240,483,162	236,047,699	224,804,609
Other borrowings	22,300,000	27,500,000	17,500,000
Accrued interest payable and other liabilities	6,154,221	6,377,299	5,312,639
Total liabilities	268,937,383	269,924,998	247,617,248
SHAREHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; 2,288,709 shares at March 31, 2008, 2,242,809 shares at December 31, 2007 and 2,319,627 shares at March 31, 2007 issued and outstanding	16,222,864	15,578,903	15,878,269
Additional paid-in-capital	2,583,348	2,455,409	2,449,647
Retained earnings	10,275,643	9,934,967	9,288,259
Accumulated other comprehensive income(loss)	6,245	(34,999)	(118,322)
Total shareholders' equity	29,088,100	27,934,280	27,497,853
Total liabilities and shareholders' equity	$298,025,483	$297,859,278	$275,115,101

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the three months ended March 31, 2008 and 2007

	2008	2007
INTEREST INCOME
Loans and leases	$4,931,754	$4,605,806
Taxable securities	51,926	155,431
Tax-exempt securities	135,832	153,580
Federal funds sold	27,921	6,452
Dividends	23,867	16,793
Total interest income	5,171,300	4,938,062
INTEREST EXPENSE
Interest-bearing transaction deposits	13,148	11,717
Savings and money market deposits	415,892	466,075
Time deposits, $100,000 and over	548,153	443,635
Other time deposits	328,293	295,362
Other borrowings	294,727	246,138
Total interest expense	1,600,213	1,462,927
NET INTEREST INCOME	3,571,087	3,475,135
Provision for loan and lease losses	220,000	135,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	3,351,087	3,340,135
NON-INTEREST INCOME	556,934	549,788
NON-INTEREST EXPENSE
Salaries and employee benefits	1,428,292	1,447,843
Premises and equipment	228,705	244,481
Other	724,777	505,987
Total non-interest expense	2,381,774	2,198,311
Income before provision for income taxes	1,526,247	1,691,612
Provision for income taxes	498,958	675,714
NET INCOME	$1,027,289	$1,015,898
NET INCOME PER SHARE	$.46	$.45
NET INCOME PER SHARE ASSUMING DILUTION	$.45	$.43

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended March 31, 2008 (Unaudited), and the years ended
December 31, 2007 (Audited) and 2006 (Audited)

	Comprehensive	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Income	Shares	Amount	Capital	Earnings	Income	Total

BALANCE AT JANUARY 1, 2006		2,204,949	$ 15,004,135	$ 1,252,292	$ 7,493,757	$ (310,391)	$23,439,793
Redemption and retirement of stock		(55,028)	(410,308)		(1,025,843)		(1,436,151)
Stock options exercised and related tax benefits		104,126	885,729	438,757			1,324,486
Cash dividend of $.55 per share					(1,252,957)		(1,252,957)
Stock options granted		29,000		100,224			100,224
Restricted stock granted				81,375			81,375
Net income for the year	$ 3,991,759				3,991,759		3,991,759
Other comprehensive income, net of tax: Unrealized holding losses on securities available- for-sale arising during the year, net of taxes of $108,781	155,542
Other comprehensive loss, net of taxes	155,542					155,542	155,542
Total comprehensive income	$ 4,147,301
BALANCE AT DECEMBER 31, 2006		2,283,047	15,479,556	1,872,648	9,206,716	(154,849)	26,404,071
Redemption and retirement of stock		(100,415)	(689,422)		(2,243,816)		(2,933,238)
Stock options exercised and related tax benefits		60,177	626,019	358,353			984,372
Cash dividend of $.60 per share					(1,371,471)		(1,371,471)
Stock options granted				216,473			216,473
Restricted stock granted				162,750			162,750
Restricted stock vested and related tax benefit			162,750	(154,815)			7,935
Net income for the year	$ 4,343,538				4,343,538		4,343,538
Other comprehensive income, net of tax: Unrealized holding losses on securities available- for-sale arising during the year, net of taxes of $83,819	119,850
Other comprehensive loss, net of taxes	119,850					119,850	119,850
Total comprehensive income	$ 4,463,388

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)

For the three months ended March 31, 2008 (Unaudited), and the years ended
December 31, 2007 (Audited) and 2006 (Audited)

	Comprehensive	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Income	Shares	Amount	Capital	Earnings	Income	Total

BALANCE AT DECEMBER 31, 2007		2,242,809	$15,578,903	$2,455,409	$9,934,967	$(34,999)	$27,934,280
Redemption and retirement of stock
Stock options exercised and related tax benefits		45,900	643,961	72,313			716,274
Cash dividend of $.30 per share					(686,613)		(686,613)
Stock options granted				14,939			14,939
Restricted stock granted				40,687			40,687
Net income for the year	$1,027,289				1,027,289		1,027,289
Other comprehensive income, net of tax: Unrealized holding gains on securities available- for-sale arising during the year, net of taxes of $28,843	41,244
Other comprehensive loss, net of taxes	41,244					41,244	41,244
Total comprehensive income	$1,068,533
BALANCE AT MARCH 31, 2008		2,288,709	$16,222,864	$2,583,348	$10,275,643	$6,245	$29,088,100

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months ended March 31, 2008 and 2007

	2008	2007
OPERATING ACTIVITIES
Net income	$1,027,289	$1,015,898
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	220,000	135,000
Depreciation	56,472	65,500
Amortization and other	18,487	14,018
Stock options and restricted stock granted	55,626	233,638
Net change in interest receivable	23,088	45,610
Net change in cash surrender value of life insurance	(106,012)	(445,547)
Net change in other assets	467,580	313,316
Net change in interest payable and other liabilities	(223,078)	(569,809)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,539,452	807,624
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(1,007,500)	0
Proceeds from maturing securities held-to-maturity	310,000	0
Proceeds from maturing securities available-for-sale	6,000,000	6,000,000
Net change in loans and leases	(1,929,193)	(6,060,490)
Purchases of premises and equipment	(81,432)	(4,670)
NET CASH PROVIDED(USED) FOR INVESTING ACTIVITIES	3,291,875	(65,160)
FINANCING ACTIVITIES
Net change in demand, interest-bearing transaction and savings deposits	(4,256,064)	(1,821,083)
Net change in time deposits	8,691,527	(6,141,723)
Stock repurchases	0	(315,338)
Cash dividend paid	(686,613)	(695,888)
Net change in FHLB borrowings	(5,200,000)	4,900,000
Stock options exercised	557,561	442,176
NET CASH USED BY FINANCING ACTIVITIES	(893,589)	(3,631,856)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,937,738	(2,889,392)
Cash and cash equivalents at beginning of period	9,333,634	7,452,256
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,271,372	$4,562,864

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$1,295,781	$1,468,656
Income taxes	$12,156	$172,000
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Loans transferred to other real estate owned	$320,416	0
Net change in unrealized gains and losses on securities	$70,087	$62,072
Net change in deferred income taxes on unrealized gains on securities	$(28,843)	$(25,545)

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(Unaudited)
Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Sonoma Valley Bancorp and Subsidiary (the "Company") at March 31, 2008 and results of operations for the three months then ended.

Certain information and footnote disclosures presented in our annual financial statements are not included in these interim financial statements.  Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2007 Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results through December 31, 2008.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Sonoma Valley Bancorp and its wholly owned subsidiary, Sonoma Valley Bank.  All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Commitments

We had no outstanding performance letters of credit at March 31, 2008 and March 31, 2007.

Note 4 - Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding.  The weighted average number of common shares used in computing the net income per common share for the period ending March 31, 2008 was 2,243,775 and for the period ending March 31, 2007 was 2,265,319.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding.  The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending March 31, 2008 was 2,307,051 and for the period ending March 31, 2007 was 2,353,585.

Note 5 - Stock Option Accounting

We have a stock-based employee and director compensation plan.  We adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Options were granted in 2004, 2007 and 2008 under the fair value method.  Awards under our plan generally vest over five years.  Restricted stock was granted in July 2006 that vests over three and five years beginning July 2007.  The cost related to stock-based employee and director compensation is included in the determination of net income for the periods ended March 31, 2008 and 2007.

Note 6 - Employee Benefit Plans

We provide retirement plans to its key officers and directors.  The plans are unfunded and provide for payment to the officers and directors specified amounts for specified periods after retirement.  The amount of pension expense related to this plan, and the components of pension expense for the three months ended March 31, 2008 and 2007 are as follows:

	Directors		Officers
	2008	2007	2008	2007
Service cost	$9,355	$(111,740)	$68,727	$60,491
Interest cost on projected benefit obligation	6,632	(65,679)	38,951	19,347
Amortization of unrecognized liability at transition	(2,320)	35,256	63,948	47,685
Net periodic pension cost recognized	$13,667	$(142,163)	$171,626	$127,523

SONOMA VALLEY BANCORP
AVERAGE BALANCES/YIELDS AND RATES PAID
For the three months ended March 31, 2008 and 2007

	2008			2007
ASSETS	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans(2):
Commercial	$ 179,736,036	$ 3,474,731	7.78%	$ 149,787,097	$ 3,008,134	8.14%
Consumer	29,541,266	559,799	7.62%	27,379,032	638,040	9.45%
Real estate construction	24,299,229	512,949	8.49%	29,074,047	623,700	8.70%
Real estate mortgage	18,554,987	353,823	7.67%	17,133,436	303,901	7.19%
Tax exempt loans (1)	2,209,027	45,323	8.25%	2,313,766	46,908	8.22%
Leases	20,980	539	10.33%	34,234	1,072	12.70%
Unearned loan fees	(393,933)			(520,838)
Total loans	253,967,592	4,947,164	7.83%	225,200,774	4,621,755	8.32%
Investment securities
Available for sale:
Taxable	5,832,909	52,115	3.59%	17,574,301	155,584	3.59%
Hold to maturity:
Taxable	0	0	0.00%	0	0	0.00%
Tax exempt (1)	14,391,616	205,806	5.75%	15,798,805	232,698	5.97%
Total investment securities	20,224,525	257,921	5.13%	33,373,106	388,282	4.72%
Federal funds sold	171,428	1,208	2.83%	0	0	0.00%
FHLB stock	1,808,896	23,678	5.26%	1,244,112	16,640	5.42%
Total due from banks/interest-bearing	2,590,792	26,713	4.15%	501,418	6,451	5.22%
Total interest-earning assets	$ 278,763,233	$ 5,256,684	7.58%	$ 260,319,410	$ 5,033,128	7.84%
Noninterest-bearing assets:
Reserve for loan losses	(3,753,995)			(3,353,722)
Cash and due from banks	5,691,343			5,762,938
Premises and equipment	817,163			925,582
Other real estate owned	38,732			0
Other assets	16,441,433			15,183,151
Total assets	$ 297,997,909			$ 278,837,359
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest- bearing deposits
Interest-bearing transaction	$ 31,781,651	$ 13,148	0.17%	$ 29,076,669	$ 11,717	0.16%
Savings deposits	75,213,289	415,892	2.22%	78,275,186	466,075	2.41%
Time deposits over $100,000	47,356,638	548,153	4.66%	38,728,996	443,635	4.65%
Other time deposits	30,186,551	328,293	4.37%	27,693,787	295,362	4.33%
Total interest-bearing deposits	184,538,129	1,305,486	2.85%	173,774,638	1,216,789	2.84%
Other borrowings	29,791,209	294,727	3.98%	19,013,722	246,138	5.25%
Total interest-bearing liabilities	214,329,338	$ 1,600,213	3.00%	192,788,360	$ 1,462,927	3.08%
Non interest-bearing liabilities:
Non interest-bearing demand deposits	48,391,059			53,134,334
Other liabilities	6,292,439			5,604,379
Shareholders' equity	28,985,073			27,310,286
Total liabilities and shareholders' equity	$ 297,997,909			$ 278,837,359
Interest rate spread			4.58%			4.76%
Interest income		$ 5,256,684	7.58%		$ 5,033,128	7.84%
Interest expense		1,600,213	2.31%		1,462,927	2.28%
Net interest income/margin		$ 3,656,471	5.27%		$ 3,570,201	5.56%
(1)	Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2008 and 2007.
(2)	Non accrual loans have been included in loans for the purposes of the above presentation. Loan fees of approximately $120,322 and $152,708 for the three months ended March31, 2008 and 2007, respectively, were amortized to the appropriate interest income categories.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

With the exception of historical facts stated herein, the matters discussed in this Form 10-Q are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results.  Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operation of Sonoma Valley Bancorp’s wholly owned subsidiary, Sonoma Valley Bank (“Bank”), projected costs and expenses related to operations of our liquidity, capital resources, and the availability of future equity capital on commercially reasonable terms.  Factors that could cause actual results to differ materially include, in addition to the other factors discussed in our Form 10-K for the year ended December 31, 2007, and subsequent periodic reports, the following; (i) increased competition from other banks, savings and loan associations, thrift and loan associations, finance companies, credit unions, offerors of money market funds, and other financial institutions; (ii) the risks and uncertainties relating to general economic and political conditions, both domestically and internationally, including, but not limited to, inflation, or natural disasters affecting the primary service area of our major industries; or (iii) changes in the laws and regulations governing the Bank’s activities at either the state or federal level.  Readers of this Form 10-Q are cautioned not to put undue reliance on “forward looking” statements which, by their nature, are uncertain as reliable indicators of future performance.  We disclaim any obligation to publicly update these “forward looking” statements, whether as a result of new information, future events, or otherwise.

For the Three Month Periods
Ended March 31, 2008 and 2007

Overview

We reported net income of $1,027,289 for the first three months of 2008 compared with $1,015,898 for the first three months of 2007.   The $11,391 increase in net income is largely attributable to growth in interest income of $223,556 outpacing interest expense of $137,286 which generated an increase in net interest income of $86,270.  On a per share basis, net income equaled $.46 compared with $.45 per share during the same period in 2007.

Return on average total assets on an annualized basis for the three-month period was 1.39% in 2008 and 1.48% in 2007.  The decline in the return on assets is the result of the $11,391 or 1.12% growth in net income compared to stronger growth of $19.2 million or 6.9% in average assets from $278.8 million in 2007 to $298.0 million as of March 31, 2008.  Return on average shareholders' equity on an annualized basis at the end of the first quarter 2008 and 2007 was 14.25% and 15.09%, respectively.  The lower return on equity is the result of equity growing faster than income due to stock option exercises.  Average equity grew $1.7 million or 6.1% from $27.3 million in 2007 to $29.0 million as of March 31, 2008.

At March 31, 2008, total assets were $298.0 million, a .06% increase over $297.9 million as of December 31, 2007 and an 8.3% increase over $275.1 million as of March 31, 2007.  We showed loans of $251.9 million at March 31, 2008 compared with $250.5 million and $225.7 million as of December 31, 2007 and March 31, 2007, increases of .59% and 11.6%, respectively.  Deposits increased 1.9% or $4.4 million from $236.0 million as of December 31, 2007 and increased $15.7 million or 7.0% from $224.8 as of March 31, 2007 to $240.5 million as of March 31, 2008.  The increase in deposits is a result of $6.8 million growth in CD’s greater than $100,000 in response to various promotions offered by the Bank.  The loan-to-deposit ratio decreased slightly to 104.8% at March 31, 2008 from 106.1% at December 31, 2007 and 100.4% at March 31, 2007.

Total shareholders equity increased by $1,153,280 or 4.13% during the quarter.  At March 31, 2008, we  reported net income of $1,027,289.  In March, we paid out $686,613 for cash dividends declared in February 2008.   In 2004, incentive stock options were granted to senior employees with a fifth of the options vesting each year over a five-year period.  In 2008, 12,450 options vested which increased equity by $2,283.    In July 2006, 26,000 restricted stock options were granted to senior employees with a fifth of the options vesting each year over a five-year period and 3,000 restricted stock options were granted to a senior employee with a third of the options vesting over a three-year period. In 2008, equity was increased by $40,687 year to date to reflect the expense for these options. In June 2007, 10,000 unqualified stock options were granted to a director with a fifth of the options vesting each year over a five year period. Additionally, in December, 2007, 7,410 unqualified stock options were granted to two directors with one third vesting immediately and two thirds vesting over a two year period. In 2008, equity has been increased by $5,049 and $4,191, respectively, for these 2007 grants. In January 2008, 10,000 incentive stock options were awarded to a senior employee with a fifth of the options vesting each year over a five year period. In 2008, equity was increased by $3,416 year to date. The net income figure of $1,027,289 reflects an expense for the incentive stock options of $5,699, restricted stock options of $40,687, and the unqualified stock options of $9,240; therefore, the net effect of the stock option transactions relative to equity was zero.  Directors exercised 23,164 options which added $200,860 to the capital accounts.  The tax benefit of these options was $158,713, which also increased equity.  Officers exercised 22,736 options which added $356,700 to the capital accounts. The net effect of this activity results in capital of $29,088,100 as of March 31, 2008, compared to capital of $27,934,280 as of December 31, 2007.

Section 404 of Sarbanes-Oxley Act of 2002 (“Section 404”) requires the Securities and Exchange Commission (“SEC”) to prescribe rules requiring the establishment, maintenance and evaluation of an issuer’s internal control of financial reporting.   We certified compliance for the year ended December 31, 2007.  Our external independent auditors are required to attest to and report on management's assessment of internal control over financial reporting beginning December 31, 2008, which may be deferred to 2009.  Our management and staff  worked diligently evaluating and documenting the internal control systems in order to allow our management to report on our internal control over financial reporting.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between total interest income and total interest expense.  Net interest income, adjusted to a fully taxable equivalent basis, as shown on the table- Average Balances, Yields and Rates Paid, on page 10, is higher than net interest income on the statement of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($85,384 in 2008 and $95,066 in 2007, based on a 34% federal income tax rate).

The improvement in net interest income for the three months ended March 31, 2008 (stated on a fully taxable equivalent basis) is a result of the net effect of a $223,000 increase in interest income offset by a smaller increase in interest expense of $137,000, showing a net increase of $86,000.  This increase is a result of our ability to lower rates on our earning liabilities faster than lowering rates on our earning assets. The decline is a result of the 200 basis point decline in the Fed Funds rate and prime rate since January 1, 2008. The Fed Funds rate decreased from 4.25% to 2.25% and the prime lending rate decreased from 7.25% to 5.25%. We have been borrowing overnight from the Federal Home Loan Bank and the rate paid on the borrowings moves with the Fed Funds Rate. Also contributing to the increase in net interest income is the strong loan growth experienced during the first quarter and our ability to add loans at higher interest rates.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin.  In 2008, our net interest margin decreased twenty-nine basis points to 5.27%, from 5.56% for the same period in 2007.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) increased by $223,000 to $5.2 million in the first three months of 2008, a 4.4% increase over the $5.0 million realized during the same period in 2007.

The $223,000 increase in interest income is a result of the $18.5 million (7.1%) growth in earning assets from $260.3 million for the first quarter of 2007 to $278.8 million for the first quarter of 2008; offset by a twenty-six basis point decline in the yield on earning assets from 7.84% in 2007 to 7.58% in 2008.

The gain in volume of average earning assets was responsible for a $448,000 increase in interest income, offset by a decrease in interest rates which was responsible for a $225,000 decrease in interest income, for a net increase in interest income of $223,000.

Interest Expense

Total interest expense for the first three months of 2008 increased by $137,000 to $1.6 million from $1.5 million for the same period of 2007.  The average rate paid on all interest-bearing liabilities decreased from 3.08% in 2007 to 3.00% in 2008, a decrease of 8 basis points.  Average balances of interest-bearing liabilities increased from $192.8 million to $214.3 million, an 11.2% gain in interest-bearing liabilities.

The gain in volume of average balances was responsible for a $183,000 increase in interest expense offset by lower interest rates paid which was responsible for a $46,000 decrease in interest expense for a net increase of $137,000.

Individual components of interest income and interest expense are provided in the table-Average Balances, Yields and Rates Paid on page 10.

Provision for Loan Losses

The provision for loan losses charged to operations as of March 31, 2008 was $220,000 compared to $135,000 for the same time period in 2007.  The provision for loan losses charged to operations is based on our monthly evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding.  Our analysis indicates a sufficient amount is being accrued to cover any potential loan losses, but as loans continue to grow additional provisions will be made to the allowance for loan losses as needed.
The economic climate causes some concern due to the uncertainties in the sub prime mortgage market and the potential ramifications to the entire real estate industry.  As of March 31, 2008, the non-performing assets ratio (non-performing assets/total loans) was .24% compared to .67% at March 31, 2007.  There have been $144,000 loans charged off and recoveries were $8,000 as of March 31, 2008, compared with $15,000 loans charged offs and $6,000 in recoveries for the same period in 2007.

Non-interest Income

Non-interest income of $556,934 increased 1.30% or $7,146 over the $549,788 recorded in the comparable period in 2007.  Service charges on deposit accounts declined $12,394 or 3.43% from $361,195 as of March 31, 2007 to $348,801 as of March 31, 2008. Most categories of service charges showed declines with charges on checks written against insufficient funds declining by $11,145.

Other fee income grew $8,749 or 10.03% as of March 31, 2008 from $87,213 as of March 31, 2007 to $95,962 in 2008.  The increase in income is a result of a $7,261 increase in income the bank earns from loan referrals, which increased from $10,500 as of March 31, 2007 to $17,761 for the same period of 2008.  Also contributing to the increase in other fee income was an increase of $4,906 in merchant credit card income from $32,365 in 2007 to $37,271 in 2008.

All other non-interest income showed a 10.64% increase, or $10,791, from $101,380 in 2007 to $112,171 in 2008.  This is largely a result of an increase in the income generated by bank owned life insurance policies.  Income on the policies was $95,547 as of March 31, 2007 compared to $106,012 as of March 31, 2008.  The earnings on the policies will increase as the balances increase although if market rates decrease, the income produced by these policies should also decrease.

Non-interest Expense

Total non-interest expense grew $183,463 or 8.35% to $2.38 million for the first three months of 2008 compared to $2.20 million in the comparable period of 2007.  Non-interest expense on an annualized basis represented 3.21% of average total assets in 2008 compared with 3.20% in the comparable period in 2007.

Salaries and benefits decreased $19,551 in 2008 and was $1.43 million for the first three months of 2008 compared to $1.45 million for the first three months of 2007.    Total full time equivalent employees as of March 31, 2008 were 51 compared to 49 full time equivalent in 2007.  As of March 31, 2008, assets per employee were $5.8 million compared with $5.6 million as of March 31, 2007.  Management tries to utilize efficiencies to stabilize the growth in full time equivalent employees, although we have added employees to better manage our loan operations and tighten standards.

Expense related to premises and equipment declined 6.5% to $228,705 in 2008 from $244,481 for the same period of 2007.  The decrease in expense in 2008 is the result of equipment being fully depreciated in 2007 and no longer showing as an expense in 2008 and the company now receives rental income which is generated by a bank owned property.

Other operating expenses increased 43.2% in 2008 to $724,777 from $505,987 in 2007, an increase of $218,790. The increase is a result of lower expense for director retirement due to adjustment credits of $155,693 made in 2007, while 2008 reflects the true expense of $13,667for the quarter and expenses of $52,016 related to outsourcing our IT (information technology) department. Also, FDIC insurance expense has increased in 2008 by $29,759 because the FDIC has begun charging more for their insurance in order to increase the fund.

Provision for Income Taxes

The provision for income taxes decreased to an effective tax rate of 32.69% for the three months of 2008 compared with 39.95% for the three months of 2007.  The lower effective tax rate is a reflection of tax credits received for options exercised and tax credits resulting from the bank’s investment in California affordable housing. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

BALANCE SHEET ANALYSIS

Investments

Investment securities were $17.5 million at March 31, 2008, a 23.1% decrease from the $22.8 million at December 31, 2007 and a 43.2% decrease from $30.8 million at March 31, 2007.  The decline in the portfolio is a result of strong loan demand and the need to utilize maturing and called investments to fund loans.  We will usually maintain an investment portfolio of securities rated A or higher by Standard and Poor's and or Moody's Investors Service.  Local tax-exempt bonds are occasionally purchased without an A rating.

Securities are classified as held to maturity (HTM) if we have both the intent and the ability to hold these securities to maturity.  As of March 31, 2008, we had securities totaling $14.2 million with a market value of $14.6 million categorized as HTM.  Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.

Securities are classified as available for sale (AFS) if we intend to hold these debt securities for an indefinite period of time, but not necessarily to maturity.  Investment securities which are categorized as AFS are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity.  Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy.  Securities held in the AFS category  are recorded at market value, which was $3.3 million compared to an amortized cost of $3.3 million as of March 31, 2008.

There were two municipal securities of $495,000 in the HTM portfolio that were temporarily impaired as of March 31, 2008.  There were no securities in a continuous loss position for 12 months or more as of March 31, 2008. Most of the securities that were impaired as of December 31, 2007 are in a gain position at this time due to the decline in interest rates. The two municipal securities which are impaired as of March 31, 2008 show a loss of $926. It is our intent to carry the securities to maturity date, at which time we will receive face value for the securities at no loss.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses to the income statement are recognized upon sale, or at such time as management determines that a permanent decline in value exists.  In our opinion, there was no investment in securities at March 31, 2008 that constituted a material credit risk to the Company.  The lower market value to amortized costs was a result of the increase in market interest rates and not an indication of lower credit quality. At the present time there is some uncertainty in the market relative to the companies insuring the municipal securities that we hold. We are monitoring this situation very closely and believe that the municipalities will be able to fulfill their obligations and there will be no need to rely on the insurance companies for payment. If the insurance companies are down graded it could lower the rating on the securities and therefore effect the fair value.

Loans

Our loan portfolio was $251.9 million at March 31, 2008, or 104.8% of total deposits. This compares with $250.5 million, or 106.1% of total deposits, at December 31, 2007 and $225.7 million, or 100.4% of total deposits, at March 31, 2007.  A comparative schedule of average loan balances is presented in the table on page 10; period-end and year-end balances are presented in the following table.

	March 31, 2008	Percentage of Total	December 31, 2007	Percentage of Total	March 31, 2007	Percentage of Total

Commercial	$177,950,151	70.5%	$177,989,391	70.9%	$153,985,571	68.1%
Consumer	29,784,989	11.8%	29,163,877	11.6%	27,959,989	12.4%
Real estate construction	25,594,481	10.2%	25,772,958	10.3%	26,941,725	11.9%
Real estate mortgage	18,930,063	7.5%	17,946,113	7.2%	17,236,128	7.6%
Leases	19,884	0.0%	21,665	0.0%	31,163	0.0%
	252,279,568	100.0%	250,894,004	100.0%	226,154,576	100.0%
Deferred loan fees and costs, net	(345,779)		(432,569)		(495,561)
Allowance for loan and lease losses	(3,806,794)		(3,723,217)		(3,402,835)

	$248,126,995		$246,738,218		$222,256,180

Risk Elements

The majority of our loan activity is with customers located within Sonoma County.  Approximately 90.9% of the total loan portfolio is secured by real estate located in our service area.  Significant concentrations of credit risk may exist if a number of loan customers are engaged in similar activities and have similar economic characteristics.  We believe we have policies in place to identify problem loans and to monitor concentrations of credits.

Based on its risk management review and a review of its loan portfolio, management believes that its allowance for loan losses for the quarter ending March 31, 2008, is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the loan loss reserve cannot be determined with precision, but is subject to periodic review, and could be susceptible to significant change in future periods.

Non-Performing Assets

Non-performing assets consist of loans on non-accrual status, delinquent loans past due greater that 90 days, restructured loans and other real estate owned (“OREO”).  Management classifies all loans as non-accrual loans when they become more than 90 days past due as to principal or interest, or when the timely collection of interest or principal becomes uncertain, if earlier, unless they are adequately secured and in the process of collection.

A loan remains in a non-accrual status until both principal and interest have been current for six months and meets cash flow or collateral criteria, or when the loan is determined to be uncollectible and is charged off against the allowance for loan losses, or in the case of real estate loans, is transferred to other real estate owned.  A loan is classified as a restructured loan when the interest rate is reduced, when the term is extended beyond the original maturity date, or other concessions are made, because of the inability of the borrower to repay the loan under the original terms. OREO represents assets held through loan foreclosure or recovery activities. As of March 31, 2008 we had $320,000 classified as OREO compared to no OREO as of December 31, 2007 and March 31, 2007.

There were $354,000 non-accrual loans and no loans 90 days or more past due and still accruing at March 31, 2008 down from $1.5 million non-accrual loans and no loans 90 days or more past due and still accruing at March 31, 2007.  There was $112,000 in non-accrual loans 90 days or more past due at March 31, 2008 and $338,000 loans in non-accrual status and 90 days or more past due as of March 31, 2007. Occasionally, we will have more loans in non-accrual status than are 90 days past due following the guidelines in the above paragraph or if management determines the collection of principal or interest is unlikely.

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

Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated. However, as of March 31, 2008 we believe overall the allowance for loan losses is adequate based on our analysis of conditions at that time.

At March 31, 2008, the allowance for loan losses was $3.8 million, or 1.51% of period-end loans, compared with $3.7 million, or 1.49% at December 31, 2007 and $3.4 million, or 1.51% at March 31, 2007.

Net charge-offs to average loans increased when compared with the prior year.  We recorded net losses of $136,000 or .22% of average loans as of March 31, 2008 compared to March 31, 2007 which showed charge offs of $9,000 or .02% of average loans.  The increase, although still low by industry standards, reflects our attention and effort in managing and collecting past due loans by encouraging the customer to bring them to a current status or to pay them off and management’s desire to quickly charge off a loan when it is determined to be uncollectible.  The prompt charge-off of loans improves the quality of the loan portfolio.

An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.

	For the Three Months Ended 3/31/08	For the Year Ended 12/31/07	For the Three Months Ended 3/31/07
Balance beginning of year	$3,723,217	$3,276,972	$3,276,972
Charge-offs:
Commercial	(91,308)	(187,075)	0
Consumer	(52,773)	(63,901)	(14,856)
Total charge-offs	(144,081)	(250,976)	(14,856)
Recoveries:
Commercial	4,223	16,315	5,269
Consumer	3,435	906	450
Total recoveries	7,658	17,221	5,719

Net recoveries (charge-offs)	(136,423)	(233,755)	(9,137)
Provision charged to operations	220,000	680,000	135,000
Balance end of period	$3,806,794	$3,723,217	$3,402,835
Ratio of net charge-offs annualized to average loans	0.22%	0.10%	0.02%
Balance in allowance as a percentage of loans outstanding at period end	1.51%	1.49%	1.51%

Deposits

A comparative schedule of average deposit balances is presented in the table on page 10; period end and year-end deposit balances are presented in the following table.

	March 31, 2008	Percentage of Total	December 31, 2007	Percentage of Total	March 31, 2007	Percentage of Total

Interest-bearing transaction deposits	$32,523,931	13.5%	$30,135,049	12.8%	$31,070,263	13.8%
Savings deposits	75,938,300	31.6%	73,528,081	31.1%	77,869,582	34.7%
Time deposits, $100,000 and over	50,915,989	21.2%	44,160,741	18.7%	37,602,997	16.7%
Other time deposits	31,570,905	13.1%	29,634,626	12.6%	27,952,516	12.4%
Total interest-bearing deposits	190,949,125	79.4%	177,458,497	75,2%	174,495,358	77.6%
Demand deposits	49,534,037	20.6%	58,589,202	24.8%	50,309,251	22.4%
Total deposits	$240,483,162	100.0%	$236,047,699	100.0%	$224,804,609	100.0%

Total deposits increased by $4.4 million (1.88%) during the 3 months of 2008 to $240.5 million from $236.0 million at December 31, 2007 and increased by 6.98% from $224.8 million as of March 31, 2007.  Time deposits greater than $100,000, savings deposits, interest bearing checking and other time deposits showed increases over year end 2007.  Time deposits greater that $100,000 showed strong growth of 15.3% or $6.8 million and were $50.9 million as of March 31, 2008 compared to $44.2 million at year end 2007.  Savings deposits of $75.9 million increased $2.4 million or 3.3% from $73.5 million at December 31, 2007. Interest bearing checking deposits grew $2.4 million or 7.9% from $30.1 million as of December 31, 2007 to $32.5 million during the first three months of 2008. Other time deposits showed growth of 6.5% or $1.9 million and were $31.6 million as of March 31, 2008 compared to $29.6 million at year end 2007.

Non interest bearing demand deposits showed a decrease of $9.0 million or 15.5% from $58.6 million in December 2007 to $49.5 million as of March 31, 2008.

Capital

Our subsidiary, Sonoma Valley Bank (the “Bank”) is subject to FDIC regulations governing capital adequacy.  The FDIC has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.  Under the current guidelines, as of March 31, 2008, the Bank was required to have minimum Tier 1 and total risk-based capital ratios of 4% and 8%, respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier 1 and total risk-based capital ratios to be 6% and 10%, respectively.

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

Based on the FDIC's guidelines, the Bank's total risk-based capital ratio at March 31, 2008 was 11.44% and its Tier 1 risk-based capital ratio was 10.19%.  The Bank's leverage ratio was 9.54%.  All the ratios exceed the minimum guidelines of 8.00%, 4.00% and 4.00%, respectively.  The Company’s total risk based capital, Tier 1 risk based capital and leverage ratios at March 31, 2008, were 11.55%, 10.30% and 9.65%, respectively.

In February 2001, we approved a program to repurchase Sonoma Valley Bancorp stock up to $1.0 million and in August 2002 we approved the repurchase of an additional $1.0 million of Sonoma Valley Bancorp stock.  As of December 31, 2005, $1,580,162 had been repurchased and retired, net of options which were exercised and then subsequently repurchased and retired.  In February 2006 we approved the repurchase of 60,000 shares of Sonoma Valley Bancorp stock, in October 2006 we approved an additional 60,000 shares of Sonoma Valley Bancorp stock and in July, 2007 we approved an additional 60,000 shares of Sonoma Valley Bancorp stock.  During the twelve months ended December 31, 2006, 55,028 shares were repurchased and retired of which 15,035 shares or $364,729 were  a part of the amount approved August 2002.   As of  December 31, 2007, 100,415 shares had been repurchased and retired.  As of March 31, 2008, no shares have been repurchased and retired. Refer to page 12, for a discussion of the changes in capital and pages 5 and 6 for the table of “Changes in Shareholders’ Equity.”

We believe that the Bank's current capital position, which exceeds guidelines established by industry regulators, is adequate to support our business.

Off Balance Sheet Commitments

Our off balance sheet commitments consist of commitments to extend credit and standby letters of credit.  These commitments are extended to customers in the normal course of business.  Unfunded loan commitments were $48.8 million at March 31, 2008 and $56.6 million at March 31, 2007. Standby letters of credit outstanding were $158,000 at March 31, 2008 and $348,000 at March 31, 2007.  We also have contractual obligations consisting of operating leases for various facilities and payments to participants under our supplemental executive retirement plan and deferred compensation plan.

Liquidity Management

Our liquidity is determined by the level of assets (such as cash, federal funds sold and available-for-sale securities) that are readily convertible to cash to meet customer withdrawal and borrowing needs.  Deposit growth also contributes to our liquidity.  We review our liquidity position on a regular basis to verify that it is adequate to meet projected loan funding and potential withdrawal of deposits.  We have a comprehensive Asset and Liability Policy which we use to monitor and determine adequate levels of liquidity.  As of March 31, 2008, our primary liquidity ratio (adjusted liquid assets to deposits and short term liabilities) was 5.56% compared to 7.14% as of March 31, 2007. Available liquidity which includes the ability to borrow at the Federal Home Loan Bank was 42.3% as of March 31, 2008 and 45.0% as of March 31, 2007.  Management expects that liquidity will remain adequate throughout 2008, as loan growth slows. Any excess funds will be invested in quality liquid assets, such as U.S. Treasury and Agency securities.  Management believes that the Company has adequate liquidity and capital resources to meet its short term and long term commitments.

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

Asset/Liability Management.  Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits and investing in securities.  Interest rate risk is the primary market risk associated with asset/liability management.  Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities.  To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. When interest rates increase, the market value of securities held in the investment portfolio declines.  Generally, this decline is offset by an increase in earnings.  When interest rates decline, the market value of securities increases while earnings decrease due to the Bank's asset sensitivity caused by the variable rate loans.  Usually we are able to mitigate risks from changes in interest rates with this balance sheet structure.  Since January 1, 2008 the target Fed Funds rate has declined 200 basis points from 4.25% to 2.25%. This has caused an increase in the market value of our investments. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin and market value of equity under changing interest environments.  The Bank uses simulation models to forecast earnings, net interest margin and market value of equity.

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes.  Using computer-modeling techniques, we are able to estimate the potential impact of changing interest rates on earnings.  A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base.  The forecast balance sheet is processed against five interest rate scenarios.  The scenarios include 100 and 200 basis point rising rate forecasts, a flat rate forecast and 100 and 200 basis point falling rate forecasts which take place within a one year time frame.  The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon.  Our 2008 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from March 31, 2008 balances.  The following table summarizes the effect on net interest income (NII) of 100 and 200 basis point changes in interest rates as measured against a constant rate (no change) scenario.

Interest Rate Risk Simulation of Net Interest Income as of March 31, 2008
(dollars in thousands)

Variation from a constant rate scenario	$ Change in NII
+200bp	$ (336)
+100bp	$ (206)
-100bp	$ (315)
-200bp	$ (566)

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

We have more liabilities than assets repricing during the next year. Usually because our asset rates change more than deposit rates, our interest income will change more than the cost of funds when rates change.  For the current quarter, we are making a more conservative assumption.  Historically, we have been able to raise or lower deposit rates with a lag to loan rate changes, however market demands are creating pressure to raise interest rates on deposits.  Therefore, for a period of time, we have chosen to use the simulation to forecast deposits rates rising quite rapidly in a rising rate environment and we are unable to lower deposit rates in a falling rate environment.  This causes the net interest margin to shrink and net interest income to decline in both a rising and falling rate environment.  The table below indicates that we are liability sensitive for the first six months. During the seven to twelve month period, we show more assets than liabilities repriceable in the seven to twelve month category.  Still at the end of the twelve month cycle, the rate sensitive gap shows $61.0 million more in liabilities than assets repricing.

We control long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of March 31, 2008 for our interest-bearing assets and interest-bearing liabilities, and our interest rate sensitivity gap as a percentage of total interest-earning assets.  Of the $124.7 million in fixed rate assets over 12 months, shown in the table below, $31.5 million are long term assets over five years.  This $31.5 million compares favorably to the $78.5 million in demand and core deposits and equity.
MARCH 31, 2008 (dollars in thousands)	Immediate Reprice	Up to 3 Months	4 to 6 Months	7 to 12 Months	Over 12 Months	Total
FFS + overnight IBB	$ 6,895					$ 6,895
Securities + Other IBB	0	$ 250	$ 405	$ 809	$ 16,043	17,507
Loans	59,445	11,995	23,804	44,207	108,676	248,127
Total RSA	$ 66,340	$ 12,245	$ 24,209	$ 45,016	$ 124,719	$ 272,529

MMDA/NOW/SAV	$ 108,462					$ 108,462
CD’s <$100k	0	$ 12,583	$ 8,508	$ 8,508	$ 1,853	31,452
CD’s >$100k	0	19,639	23,055	5,764	2,578	51,036
Borrowings	12,300	0	5,000	5,000	0	22,300
Total RSL	$ 120,762	$ 32,222	$ 36,563	$ 19,272	$ 4,431	$ 213,250

GAP	$(54,422)	$(19,977)	$(12,354)	$ 25,744	$ 120,288	$ 59,279
Cumulative	$(54,422)	$(74,399)	$(86,753)	$(61,009)	$ 59,279
% Assets	-18.3%	-25.0%	-29.2%	-20.5%	19.9%

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

The Bank has only moderate market risk in investments because the average maturity in the portfolio is not very long, except for municipals, which are held to maturity (see page 14 for discussion of investments).  The portfolio should decline in value only about 0.5% or $466,000 for a 1% increase in rates.  The gain in value if rates fall would be somewhat less, because there are some callable bonds.  Marking-to-market available for sale securities when rates change would add only modest volatility to a strong level of equity.  This market risk acts to offset the interest rate risk (i.e. if rates decline and NIM is squeezed, there would be a concurrent gain in the value of securities).

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information regarding Quantitative and Qualitative Disclosures about Market Risk appears on page 19 through 21 under the caption AManagement's Discussion and Analysis of Consolidated Financial Condition" and "Results of Operations B Market Risk Management@ and is incorporated herein by reference.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in reports filed by the Company under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, about the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures, as of the end of the period covered by this Form 10-Q, are effective in alerting them to material information required to be included in this Form 10-Q.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2008, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or, are reasonably likely to materially affect our internal controls over financial reporting.

Part II

Item 1.	LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings arising in the ordinary course of business.  We are not currently a party to, nor is any of its properties the subject of, any material pending legal proceedings.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following chart summarizes our repurchases of common shares as part of our publicly announced repurchase plan.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (1) (2)
Month #1: 1/1/08- 1/31/08	0	$.00	0	39,592
Month #2: 2/1/08- 2/29/08	0	$.00	0	39,592
Month #3: 3/1/08– 3/31/08	0	$.00	0	39,592
Total	0	$.00	0	39,592

(1)	On January 17, 2001 a repurchase program was approved up to $1,000,000. On August 21, 2002 an additional $1,000,000 was approved. No expiration.
(2)	On February 15, 2006, 60,000 shares were approved for repurchase and on October 18, 2006 an additional 60,000 shares were approved for repurchase. No expiration.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibits
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOMA VALLEY BANCORP
(Registrant)

Date:	May 1, 2008	/s/ Mel Switzer, Jr.
Mel Switzer, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2008	/s/ Mary Dieter Smith
Mary Dieter Smith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit 31.1    Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2    Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.      Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002