Form 10-Q
period 2008-06-30
SONOMA VALLEY BANCORP
filed 2008-08-14
CIK 1120427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended:   June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period ended:  ____________ to ____________

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
Yes   ☒                                           No   ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐                                                                                            Accelerated filer   ☐
Non-accelerated filer     ☒ (Do not check if a smaller reporting company)           Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐                                           No  ☒

The number of shares outstanding of the registrant's Common Stock, no par value, as of August 1, 2008 was 2,288,709.

Part I

Item 1.                      The information furnished in these interim statements reflects all adjustments and accruals which are, in the opinion of management, necessary for a fair statement of the results for such periods.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

FINANCIAL STATEMENTS
SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2008 (Unaudited), December 31, 2007 (Audited)
and June 30, 2007 (Unaudited)

	June 30, 2008	December 31, 2007	June 30, 2007
ASSETS
Cash and due from banks	$6,794,689	$6,268,091	$6,749,796
Interest-bearing due from banks	8,850,264	3,065,543	180,935
Total cash and cash equivalents	15,644,953	9,333,634	6,930,731
Investment securities available-for-sale at fair value	2,040,691	8,203,190	11,078,887
Investment securities held-to-maturity (fair value of $14,065,909, $14,754,249 and $15,784,619 respectively)	13,964,670	14,554,224	15,875,285
Loans and lease financing receivables, net	252,291,863	246,738,218	233,667,597
Premises and equipment, net	794,674	792,455	839,234
Accrued interest receivable	1,674,077	1,682,209	1,718,246
Other real estate owned	320,416	0	0
Cash surrender value of life insurance	10,566,430	10,354,153	10,137,352
Other assets	5,979,727	6,201,195	5,323,639
Total assets	$303,277,501	$297,859,278	$285,570,971
LIABILITIES
Noninterest-bearing demand deposits	$52,634,753	$58,589,202	$52,274,181
Interest-bearing transaction deposits	28,551,865	30,135,049	28,910,157
Savings and money market deposits	78,377,774	73,528,081	75,134,262
Time deposits, $100,000 and over	53,377,068	44,160,741	40,834,649
Other time deposits	31,659,159	29,634,626	29,448,446
Total deposits	244,600,619	236,047,699	226,601,695
Other borrowings	22,100,000	27,500,000	26,300,000
Accrued interest payable and other liabilities	6,501,169	6,377,299	5,761,494
Total liabilities	273,201,788	269,924,998	258,663,189
SHAREHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; 2,288,709 shares at June 30, 2008, 2,242,809 shares at December 31, 2007 and 2,261,936 shares at June 30, 2007 issued and outstanding	16,222,864	15,578,903	15,528,312
Additional paid-in-capital	2,640,657	2,455,409	2,472,873
Retained earnings	11,222,268	9,934,967	9,014,327
Accumulated other comprehensive loss	(10,076)	(34,999)	(107,730)
Total shareholders' equity	30,075,713	27,934,280	26,907,782
Total liabilities and shareholders' equity	$303,277,501	$297,859,278	$285,570,971

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
INTEREST INCOME
Loans and leases	$4,741,420	$4,897,959	$9,673,174	$9,503,765
Taxable securities	17,041	120,246	68,967	275,677
Tax-exempt securities	133,511	154,670	269,343	308,250
Federal funds sold and other	4,519	11,223	32,440	17,675
Dividends	25,980	15,460	49,847	32,253
Total interest income	4,922,471	5,199,558	10,093,771	10,137,620
INTEREST EXPENSE
Interest-bearing transaction deposits	11,987	12,558	25,135	24,275
Savings and money market deposits	348,222	457,745	764,114	923,820
Time deposits, $100,000 and over	556,557	466,664	1,104,710	910,299
Other time deposits	305,066	326,342	633,359	621,704
Other borrowings	149,067	296,348	443,794	542,486
Total interest expense	1,370,899	1,559,657	2,971,112	3,022,584
NET INTEREST INCOME	3,551,572	3,639,901	7,122,659	7,115,036
Provision for loan and lease losses	310,000	290,000	530,000	425,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	3,241,572	3,349,901	6,592,659	6,690,036
NON-INTEREST INCOME	531,454	579,330	1,088,388	1,129,118
NON-INTEREST EXPENSE
Salaries and employee benefits	1,387,178	1,338,658	2,815,470	2,786,501
Premises and equipment	236,095	242,074	464,800	486,555
Other	722,973	692,964	1,447,750	1,198,951
Total non-interest expense	2,346,246	2,273,696	4,728,020	4,472,007
Income before provision for income taxes	1,426,780	1,655,535	2,953,027	3,347,147
Provision for income taxes	480,155	582,377	979,113	1,258,091
NET INCOME	$946,625	$1,073,158	$1,973,914	$2,089,056

NET INCOME PER SHARE	$.42	$.48	$.88	$.93
NET INCOME PER SHARE ASSUMING DILUTION	$.41	$.46	$.86	$.89

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the six months ended June 30, 2008 (Unaudited), and the years ended
December 31, 2007 (Audited) and 2006 (Audited)
	Comprehensive	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Income	Shares	Amount	Capital	Earnings	Income(Loss)	Total
BALANCE AT JANUARY 1, 2006		2,204,949	$15,004,135	$1,252,292	$7,493,757	$(310,391)	$23,439,793
Redemption and retirement of stock		(55,028)	(410,308)		(1,025,843)		(1,436,151)
Stock options exercised and related tax benefits		104,126	885,729	438,757			1,324,486
Cash dividend of $.55 per share					(1,252,957)		(1,252,957)
Stock options vested		29,000		100,224			100,224
Restricted stock vested				81,375			81,375
Net income for the year	$3,991,759				3,991,759		3,991,759
Other comprehensive income, net of tax: Unrealized holding gains on securities available- for-sale arising during the year, net of taxes of $108,781	155,542
Other comprehensive income, net of taxes	155,542					155,542	155,542
Total comprehensive income	$4,147,301
BALANCE AT DECEMBER 31, 2006		2,283,047	15,479,556	1,872,648	9,206,716	(154,849)	26,404,071
Redemption and retirement of stock		(100,415)	(689,422)		(2,243,816)		(2,933,238)
Stock options exercised and related tax benefits		60,177	626,019	358,353			984,372
Cash dividend of $.60 per share					(1,371,471)		(1,371,471)
Stock options vested				216,473			216,473
Restricted stock vested				162,750			162,750
Restricted stock vested and related tax benefit			162,750	(154,815)			7,935
Net income for the year	$4,343,538				4,343,538		4,343,538
Other comprehensive income, net of tax: Unrealized holding gains on securities available- for-sale arising during the year, net of taxes of $83,819	119,850
Other comprehensive income, net of taxes	119,850					119,850	119,850
Total comprehensive income	$4,463,388

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
For the six months ended June 30, 2008 (Unaudited), and the years ended
December 31, 2007 (Audited) and 2006 (Audited)

	Comprehensive	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Income	Shares	Amount	Capital	Earnings	Income(Loss)	Total
BALANCE AT DECEMBER 31, 2007		2,242,809	$15,578,903	$2,455,409	$9,934,967	$(34,999)	$27,934,280

Redemption and retirement of stock
Stock options exercised and related tax benefits		45,900	643,961	72,313			716,274
Cash dividend of $.30 per share					(686,613)		(686,613)
Stock options vested				31,560			31,560
Restricted stock vested				81,375			81,375
Net income for the year	$1,973,914				1,973,914		1,973,914
Other comprehensive income, net of tax: Unrealized holding gains on securities available- for-sale arising during the year, net of taxes of $17,429	24,923
Other comprehensive income, net of taxes	24,923					24,923	24,923
Total comprehensive income	$1,998,837
BALANCE AT June 30, 2008		2,288,709	$16,222,864	$2,640,657	$11,222,268	$(10,076)	$30,075,713

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the six months ended June 30, 2008 and 2007

	2008	2007
OPERATING ACTIVITIES
Net income	$1,973,914	$2,089,056
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	530,000	425,000
Depreciation	115,050	126,514
Amortization and other	36,905	27,498
Stock options and restricted stock vested	112,935	272,992
Net change in interest receivable	8,132	(46,628)
Net change in cash surrender value of life insurance	(212,277)	(200,046)
Net change in other assets	362,752	(112,636)
Net change in interest payable and other liabilities	123,870	(120,954)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,051,281	2,460,796
INVESTING ACTIVITIES
Purchases of securities held-to-maturity	0	(101,751)
Purchases of securities available-for-sale	(1,007,500)	(4,195)
Proceeds from maturing securities held-to-maturity	560,000	0
Proceeds from maturing securities available-for-sale	7,205,000	10,000,000
Net change in loans and leases	(6,404,061)	(17,761,907)
Purchases of premises and equipment	(117,269)	(16,523)
Purchases of life insurance	0	(350,000)
NET CASH PROVIDED(USED) FOR INVESTING ACTIVITIES	236,170	(8,234,376)
FINANCING ACTIVITIES
Net change in demand, interest-bearing transaction and savings deposits	(2,687,940)	(4,751,579)
Net change in time deposits	11,240,860	(1,414,141)
Stock repurchases	0	(2,071,997)
Cash dividend paid	(686,613)	(695,888)
Net change in FHLB borrowings	(5,400,000)	13,700,000
Stock options exercised	557,561	485,660
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,023,868	5,252,055
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,311,319	(521,525)
Cash and cash equivalents at beginning of period	9,333,634	7,452,256
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,644,953	$6,930,731

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$2,996,199	$3,021,615
Income taxes	$682,156	$765,000
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Loans transferred to other real estate owned	$320,416	$0
Net change in unrealized gains and losses on securities	$42,352	$80,072
Net change in deferred income taxes on unrealized gains on securities	$(17,429)	$(32,953)

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)
Note 1:  Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Sonoma Valley Bancorp and our wholly-owned subsidiary Sonoma Valley Bank (together, the "Company") at June 30, 2008 and results of operations for the six months then ended.

Certain information and footnote disclosures presented in our annual financial statements are not included in these interim financial statements.  Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2007 Annual Report on Form 10-K.  The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results through December 31, 2008.

Note 2:  Consolidation

The consolidated financial statements include the accounts of Sonoma Valley Bancorp and its wholly owned subsidiary, Sonoma Valley Bank.  All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3:  Commitments

We had no outstanding performance letters of credit at June 30, 2008 and June 30, 2007.

Note 4:  Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding.  The weighted average number of common shares used in computing the net income per common share for the period ending June 30, 2008 was 2,254,842 and for the period ending June 30, 2007 was 2,257,213.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding.  The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending June 30, 2008 was 2,306,696 and for the period ending June 30, 2007 was 2,340,768.

Note 5:  Stock Option Accounting

We have a stock-based employee and director compensation plan.  We adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Options were granted in 2004, 2007 and 2008 under the fair value method.  Awards under our plan generally vest over five years.  Restricted stock was granted in July 2006 that vests over three and five years beginning July 2007.  The cost related to stock-based employee and director compensation is included in the determination of net income for the periods ended June 30, 2008 and 2007.

Note 6:  Employee Benefit Plans

We provide retirement plans to our key officers and directors.  The plans are unfunded and provide for payment to the officers and directors specified amounts for specified periods after retirement.  The amount of pension expense related to this plan, and the components of pension expense for the six months ended June 30, 2008 and 2007 are as follows:

	Directors		Officers
	2008	2007	2008	2007
Service cost	$20,593	$(100,949)	$148,906	$125,999
Interest cost on projected benefit obligation	14,597	(59,336)	138,551	99,325
Amortization of unrecognized liability at transition	(5,107)	31,855	84,391	40,299
Net periodic pension cost recognized	$30,083	$(128,430)	$371,848	$265,623

Note 7:  Fair Value Measurement

Statement of financial accounting standards (SFAS) No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principals, and expands disclosures about fair value measurement.  Effective January 1, 2008 the Company adopted SFAS No. 157, which enhances the disclosures about financial instruments carried at fair value.  The adoption of SFAS No. 157 did not have an impact on the company’s financial condition or results of operations.

In general, fair values determined by:

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any market activity for the asset or liability.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

At June 30, 2008
	Total	Level 1	Level 2	Level 3
Available-for-sale securities	$2,040,691	$24,132	$2,019,559	$0

The following methods were used to estimate the fair value of each class of financial instrument above:

Securities available-for-sale – Securities classified as available-for-sale are reported at fair value utilizing Level 1 inputs for equity securities and Level 2 inputs for all other investment securities.  For equity securities, the Company obtains the fair value measurements from NASDAQ and for investment securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions among other things.

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below.

June 30, 2008
	Total	Level 1	Level 2	Level 3
Impaired Loans	$8,011,180	$0	$8,011,180	$0
Other Real Estate Owned	$320,416	$0	$320,416	$0

Impaired loans – The fair value of impaired loans and other real estate owned is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2008 substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

SONOMA VALLEY BANCORP
AVERAGE BALANCES/YIELDS AND RATES PAID
For the six months ended June 30, 2008 and 2007

	2008			2007
ASSETS	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans(2):
Commercial	$177,123,126	$6,722,176	7.65%	$152,697,374	$6,268,267	8.28%
Consumer	30,327,759	1,117,588	7.43%	27,855,006	1,271,970	9.21%
Real estate construction	25,382,056	1,043,029	8.29%	28,882,815	1,251,468	8.74%
Real estate mortgage	19,246,242	729,477	7.64%	17,894,432	647,950	7.30%
Tax exempt loans (1)	2,209,027	90,646	8.27%	2,313,765	94,336	8.22%
Leases	20,285	1,078	10.72%	30,838	1,849	12.09%
Unearned loan fees	(355,290)			(502,371)
Total loans	253,953,205	9,703,994	7.71%	229,171,859	9,535,840	8.39%
Investment securities
Available for sale:
Taxable	4,091,751	69,364	3.42%	15,478,259	276,289	3.60%
Hold to maturity:
Tax exempt (1)	14,185,192	408,095	5.80%	15,833,620	467,044	5.95%
Total investment securities	18,276,943	477,459	5.27%	31,311,879	743,333	4.79%
Federal funds sold	85,714	1,208	2.84%	135,359	3,506	5.22%
FHLB stock	1,750,802	49,449	5.70%	1,323,471	31,641	4.82%
Total due from banks/interest-bearing	1,886,285	31,233	3.34%	545,551	14,169	5.24%
Total interest-earning assets	$275,952,949	$10,263,343	7.50%	$262,488,119	$10,328,489	7.93%
Noninterest-bearing assets:
Reserve for loan losses	(3,803,245)			(3,467,649)
Cash and due from banks	5,615,134			5,700,009
Premises and equipment	811,432			895,963
Other real estate owned	181,835			0
Other assets	16,470,263			15,355,485
Total assets	$295,228,368			$280,971,927
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest- bearing deposits
Interest-bearing transaction	$30,377,251	$25,135	0.17%	$29,760,656	$24,275	0.16%
Savings deposits	76,444,146	764,114	2.02%	76,461,162	923,820	2.44%
Time deposits over $100,000	50,854,046	1,104,710	4.38%	39,265,155	910,299	4.68%
Other time deposits	30,969,274	633,359	4.12%	28,294,316	621,704	4.43%
Total interest-bearing deposits	188,644,717	2,527,318	2.70%	173,781,289	2,480,098	2.88%
Other borrowings	22,173,626	443,794	4.04%	21,040,525	542,486	5.20%
Total interest-bearing liabilities	210,818,343	$2,971,112	2.84%	194,821,814	$3,022,584	3.13%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	48,684,036			53,384,933
Other liabilities	6,358,558			5,599,916
Shareholders' equity	29,367,431			27,165,264
Total liabilities and shareholders' equity	$295,228,368			$280,971,927
Interest rate spread			4.66%			4.80%
Interest income		$10,263,343	7.50%		$10,328,489	7.93%
Interest expense		2,971,112	2.17%		3,022,584	2.32%
Net interest income/margin		$7,292,231	5.33%		$7,305,905	5.61%

(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2008 and 2007.

(2)  Non accrual loans have been included in loans for the purposes of the above presentation.  Loan fees of approximately $218,087 and $273,773 for the six months ended June 30, 2008 and 2007, respectively, were amortized to the appropriate interest income categories.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

With the exception of historical facts stated herein, the matters discussed in this Form 10-Q are “forward-looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results.  Such “forward-looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operation of Sonoma Valley Bancorp and its wholly owned subsidiary, Sonoma Valley Bank (“Bank”), projected costs and expenses related to operations of our liquidity, capital resources, and the availability of future equity capital on commercially reasonable terms.  Factors that could cause actual results to differ materially include, in addition to the other factors discussed in our Form 10-K for the year ended December 31, 2007, and subsequent periodic reports, the following; (i) increased competition from other banks, savings and loan associations, thrift and loan associations, finance companies, credit unions, offerors of money market funds, and other financial institutions; (ii) the risks and uncertainties relating to general economic and political conditions, both domestically and internationally, including, but not limited to, inflation, or natural disasters affecting the primary service area of our major industries; or (iii) changes in the laws and regulations governing the Bank’s activities at either the state or federal level.  Readers of this Form 10-Q are cautioned not to put undue reliance on “forward-looking” statements which, by their nature, are uncertain as reliable indicators of future performance.  We disclaim any obligation to publicly update these “forward-looking” statements, whether as a result of new information, future events, or otherwise.

For the Six Month Periods
Ended June 30, 2008 and 2007

Overview

We reported net income of $1,973,914 for the six months ended June 30, 2008 compared with $2,089,056 for the six months ended June 30, 2007.   The $115,142 decrease in net income is largely attributable to a decline in the net interest margin and an increase in non-interest expense.  On a per share basis, net income equaled $.88 compared with $.93 per share during the same period in 2007.

Return on average total assets on an annualized basis for the six month period was 1.34% in 2008 and 1.50% in 2007.  The decline in the return on assets is the result of the $115,142 decline in net income combined with growth of $14.3 million (5.07%) in average assets from $281.0 million as of June 30, 2007 to $295.2 million as of June 30, 2008.  Return on average shareholders' equity on an annualized basis at the end of the second quarter 2008 and 2007 was 13.52% and 15.51%, respectively.  The lower return on equity is the result of the decline in net income in 2007 from $2.1 million in 2007 to $2.0 million in 2008. Additionally average equity grew $2.2 million or 8.1% from $27.2 million as of June 30, 2007 to $29.4 million as of June 30, 2008.

At June 30, 2008, total assets were $303.3 million, a 1.82% increase over $297.9 million as of December 31, 2007 and a 6.2% increase over $285.6 million as of June 30, 2007.  We showed loans of $256.3 million at June 30, 2008 compared with $250.5 million and $237.4 million as of December 31, 2007 and June 30, 2007, increases of 2.32% and 7.96%, respectively.  Deposits increased 3.6% or $8.6 million from $236.0 million  as of December 31, 2007 and increased $18.0 million or 7.9% from $226.6 as of June 30, 2007 to $244.6 million as of June 30, 2008.  The increase in deposits is a result of growth in savings and CD’s.  The loan-to-deposit ratio decreased to 104.8% at June 30, 2008 from 106.1% at December 31, 2007 and increased from 104.7% at June 30, 2007.

Total shareholders’ equity increased by $2,141,433 or 7.67% during the six months ended June 30, 2008.  At June 30, 2008, we reported net income of $1,973,914.  In March, we paid out $686,613 for cash dividends declared in February 2008.   In 2004, stock options were granted to senior employees with a fifth of the options vesting each year over a five year period.  In 2008, 12,450 options vested which increased equity by $2,282.    In July 2006, 26,000 restricted stock options were granted to senior employees with a fifth of the options vesting each year over a five year period and 3,000 restricted stock options were granted to a senior employee with a third of the options vesting over a three year period.  In 2008, equity was increased by $81,375 to reflect the expense for these options. In June 2007, 10,000 unqualified stock options were granted to a director with a fifth of the options vesting each year over a five year period. Additionally, in December, 2007, 7,410 unqualified stock options were granted to two directors with one third vesting immediately and two thirds vesting over a two year period. In 2008, equity has been increased by $10,098 and $8,382, respectively, for these 2007 grants. In January 2008, 10,000 incentive stock options were awarded to a senior employee with a fifth of the options vesting each year over a five year period.

In 2008, equity was increased by $6,832 year-to-date. In April 2008, 10,000 unqualified stock options were granted to a director with a fifth of the options vesting each year over a five year period. In 2008 equity was increased $3,966 for these options. The net income figure of $1,973,914 reflects an expense for the incentive stock options of $9,114, restricted stock options of $81,375, and the unqualified stock options of $22,446; therefore, the net effect of the stock option transactions relative to equity was zero.  Directors exercised 23,164 options which added $200,860 to the capital accounts.  The tax benefit of these options was $158,714, which also increased equity.  Officers exercised 22,736 options which added $356,700 to the capital accounts. The net effect of this activity results in capital of $30,075,713 as of June 30, 2008, compared to capital of $27,934,280 as of December 31, 2007.

Section 404 of Sarbanes-Oxley Act of 2002 (“Section 404”) requires the Securities and Exchange Commission (“SEC”) to prescribe rules requiring the establishment, maintenance and evaluation of an issuer’s internal control of financial reporting.  We certified compliance for the year ended December 31, 2007.  Our external independent auditors are required to attest to and report on management's assessment of internal control over financial reporting beginning December 31, 2009.  Our management and staff worked diligently evaluating and documenting the internal control systems in order to allow our management to report on our internal control over financial reporting.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between total interest income and total interest expense.  Net interest income, adjusted to a fully taxable equivalent basis, as shown on the table- Average Balances/Yields and Rates Paid, on page 11, is higher than net interest income on the statement of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($169,572 in 2008 and $190,869 in 2007, based on a 34% federal income tax rate).

The slight decline in net interest income for the six months ended June 30, 2008 (stated on a fully taxable equivalent basis) is a result of the net effect of a $65,146 decrease in interest income offset by a decrease in interest expense of $51,472, showing a net decrease of $13,674.  As of June 30, 2007 the federal funds rate and Wall Street Journal prime rate were 5.25% and 8.25%, respectively. Over the course of the last year both rates have declined 325 basis points. At June 30, 2008 the federal funds rate was 2% and the prime rate was 5%.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin.  In 2008, our net interest margin decreased 28 basis points to 5.33%, from 5.61% for the same period in 2007.  The slight decline in the net interest margin is a result of loan rates repricing downward faster than deposit rates.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) declined by $65,146 to $10.263 million in the first six months of 2008, a 0.63% decrease over the $10.328 million realized during the same period in 2007.

The $65,146 decrease was the result of the 43 basis point decrease in the yield on earning assets to 7.50% for the six months ended June 30, 2008 from 7.93% for the same period in 2007.  Average balances of interest-bearing assets increased $13.5 million or 5.1% from $262.5 million as of June 30, 2007 to $276.0 million as of June 30, 2008.

The gain in volume of average earning assets was responsible for a $713,768 increase in interest income, and the decrease in interest rates contributed $778,914, for a net decrease in interest income of $65,146.

Interest Expense

Total interest expense for the first six months of 2008 decreased by $51,472 to $2.971 million from $3.023 million for the same period in 2007.  The average rate paid on all interest-bearing liabilities decreased from 3.13% in the first six months of 2007 to 2.84% in the same period in 2008, a decrease of 29 basis points.  Average balances of interest-bearing liabilities increased from $194.8 million to $210.8 million, a $16.0 million or 8.2% gain in interest-bearing liabilities.

The gain in volume of average balances was responsible for a $329,472 increase in interest expense and the lower interest rates paid were responsible for a $380,944 decrease in interest expense for a net decrease of $51,472.

Individual components of interest income and interest expense are provided in the table-Average Balances/Yields and Rates Paid on page 11.

Provision for Loan Losses

The provision for loan losses charged to operations for the six months ended June 30, 2008 was $530,000 compared to $425,000 for the same time period in 2007.  The provision for loan losses charged to operations is based on our monthly evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding. We have continued to experience loan growth during the first six months of 2008 and we anticipate that loan growth will continue, requiring that additional provisions may need to be made for loan losses.  Additionally, there are regulatory concerns about concentrations of commercial real estate loans among many financial institutions.  The Company does have a concentration of commercial real estate loans and although the loans remain adequately collateralized, management determined that it would be prudent to increase the provision. Our analysis indicates a sufficient amount is being accrued to cover any potential loan losses, but as loans continue to grow additional provisions will be made to the allowance for loan losses as needed.

The economic climate causes some concern due to the uncertainties in the mortgage market and the potential ramifications to the entire real estate industry.  As of June 30, 2008, we showed non performing assets of $933,387 compared to $1.2 million as of June 30, 2007. The non-performing assets ratio (non-performing assets/total loans) was 0.36% as of June 30, 2008 compared to 0.51% as of June 30, 2007. There have been $298,926 loans charged off and recoveries were $15,196 as of June 30, 2008, compared with $14,856 in charge offs and $8,424 in recoveries for the same period in 2007.

Non-interest Income

Non-interest income for the first six months of $1.088 million decreased 3.6% or $41,000 over the $1.129 million recorded in the comparable period in 2007.  Of the decrease, 92.4% was due to decreases in service charges on deposit accounts.  Year-to-date income from service charges on deposit accounts has declined 5.3%, or $38,000, from $714,000 in 2007 to $676,000 in 2008.  There was a decrease of $43,000 in income from overdrafts and checks drawn against insufficient funds.

Other fee income has shown a decrease at June 30, 2008 of 7.9% or $16,000 from $203,000 as of June 30, 2007 to $187,000 in 2008. The lower income is a result of a $14,000 decline in miscellaneous income, which declined from $18,000 as of June 30, 2007 to $4,000 for the same period of 2008, a decrease of 75.2%.  Also contributing to the decrease was an $11,000, or 30.0%, decline in income earned from loan referrals from $37,000 in 2007 to $26,000 in 2008.

All other non-interest income showed a 6.1%, or $13,000, increase from $212,000 in 2007 to $225,000 in 2008.  This is largely a result of an increase in the income generated by bank owned life insurance policies.  Income on the policies was $200,000 as of June 30, 2007 compared to $212,000 as of June 30, 2008, an increase of $12,000.  The earnings on the policies will increase as the balances increase and if market rates increase, the income produced by these policies should also increase.

Non-Interest Expense

Total non-interest expense grew $256,000, or 5.7%, to $4.7 million for the first six months of 2008 from  $4.5 million in the comparable period in 2007.  Non-interest expense on an annualized basis represented 3.22% of average total assets in 2008 compared with 3.21% in the comparable period in 2007.

Salaries and benefits increased $29,000, or 1.0%, from $2.786 million for the six months ended June 30, 2007 to $2.815 million for the six months ended June 30, 2008.  Management tries to utilize efficiencies to stabilize the growth in full -time equivalent employees, although we have added employees to better manage our loan operations and tighten standards. At June 30, 2008 total full time equivalent employees were 54 compared to 49 as of June 30, 2007.  As of June 30, 2008, assets per employee were $5.6 million compared with $5.8 million as of June 30, 2007.

Expenses related to premises and equipment decreased 4.5% to $465,000 in 2008 from $487,000 for the same period in 2007. The $22,000 decline in expense in 2008 is the result of a 48.3%, or $18,000, decrease in expenses related to depreciation of computers and other equipment from $37,000 in 2007 to $19,000 in 2008. Software expenses declined $13,000, or 28.2%, from $46,000 as of June 30, 2007 to $33,000 as of June 30, 2008. In 2008 we received $7,500 in lease income on a bank owned property.

Other operating expenses increased 20.8% to $1.4 million in 2008 from $1.2 million in 2007, an increase of $249,000. The increase is a result of lower expense for director retirement due to adjustment credits of $155,693 made in 2007, while 2008 reflects the true expense of $31,000 for the quarter and expenses of $101,000 related to outsourcing our IT (information technology) department. Also, FDIC insurance expense has increased in 2008 by $59,000 from the comparable period in 2007 because the FDIC has begun charging more for their insurance in order to grow their fund.

Provision for Income Taxes

The provision for income taxes declined to an effective tax rate of 33.16% for the first six months of 2008 compared with 37.59% for the same period of 2007.  The lower effective tax rate is a reflection of tax benefits received for options exercised and tax credits resulting from the bank’s investment in California affordable housing. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

BALANCE SHEET ANALYSIS

Investments

Investment securities were $16.0 million at June 30, 2008, a 29.7% decrease from the $22.8 million at December 31, 2007 and a 40.6% decrease from $27.0 million at June 30, 2007.  The decline in the portfolio is a result of strong loan demand and the need to utilize maturing and called investments to fund loans.  We will usually maintain an investment portfolio of securities rated “A” or higher by Standard and Poor's and or Moody's Investors Service.  Local tax-exempt bonds are occasionally purchased without an “A” rating.

Securities are classified as held to maturity (HTM) if we have both the intent and the ability to hold these securities to maturity.  As of June 30, 2008, we had securities totaling $14.0 million with a market value of $14.1 million categorized as HTM.  Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.

Securities are classified as available for sale (AFS) if we intend to hold these debt securities for an indefinite period of time, but not necessarily to maturity.  Investment securities which are categorized as AFS are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity.  Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy.  Securities held in the AFS category  are recorded at market value, which was $2.0 million compared to an amortized cost of $2.1 million as of June 30, 2008.

There were nineteen municipal securities of $5.4 million in the HTM portfolio that were temporarily impaired as of June 30, 2008. There were no securities in a continuous loss position for 12 months or more as of June 30, 2008. Most of the securities that were impaired as of December 31, 2007 are in a gain position at this time due to the decline in interest rates. The nineteen municipal securities which are impaired as of June 30, 2008 show a loss of $40,433. It is our intent to carry the securities to maturity date, at which time we will receive face value for the securities at no loss.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses to the income statement are recognized upon sale, or at such time as management determines that a permanent decline in value exists.  In our opinion, there was no investment in securities at June 30, 2008 that constituted a material credit risk to the Company.  The lower market value to amortized costs was a result of the increase in market interest rates and not an indication of lower credit quality. At the present time there is some uncertainty in the market relative to the companies insuring the municipal securities that we hold. We are monitoring this situation very closely and believe that the municipalities will be able to fulfill their obligations and there will be no need to rely on the insurance companies for payment. If the insurance companies are down-graded it could lower the rating on the securities and therefore affect the fair value.

Loans

Loan balances, net of deferred loan fees at June 30, 2008, were $256.3 million, an increase of 2.3% or $5.8 million over December 31, 2007 and an increase of 8.0% or $18.9 million over June 30, 2007. As of June 30, 2008, commercial loans were 69.3% of the portfolio and decreased $168,000, or 0.09%, from December 31, 2007 and increased 10.7% or $17.1 million over June 30, 2007.  Included in Commercial loans are loans made for commercial purposes and secured by real estate.

Real Estate Construction loans were $27.1 million as of June 30, 2008 and showed growth of $1.4 million, or 5.3%, over December 31, 2007 and a decline of 11.2%, or $3.4 million, over June 30, 2007.  This decrease is a result of draw down variances in construction loans.

Real Estate Mortgage loans and Consumer loans both showed growth over June 30, 2007of 1.4% and 17.1% or $269,000 and $4.7 million, respectively.  Real Estate mortgages grew 7.4%, or $1.3 million, over December 31, 2007, and Consumer loans grew 10.8%, or $3.1 million.

Lease Financing Receivables declined by 12.9% and 25.2% or $3,000 and $6,000, as of December 31, 2007 and June 30, 2007, respectively.  Customer interest in lease financing receivables has declined in our market and we do not anticipate this to change in the foreseeable future.

	June 30, 2008	Percentage of Total	December 31, 2007	Percentage of Total	June 30, 2007	Percentage of Total

Commercial	$177,821,482	69.3%	$177,989,391	70.9%	$160,672,241	67.5%
Consumer	32,308,374	12.6%	29,163,877	11.6%	27,579,460	11.6%
Real estate construction	27,146,824	10.6%	25,772,958	10.3%	30,586,538	12.9%
Real estate mortgage	19,265,303	7.5%	17,946,113	7.2%	18,996,051	8.0%
Leases	18,876	0.0%	21,665	0.0%	25,228	0.0%
	256,560,859	100.0%	250,894,004	100.0%	237,859,518	100.0%
Deferred loan fees and costs, net	(299,509)		(432,569)		(496,381)
Allowance for loan and lease losses	(3,969,487)		(3,723,217)		(3,695,540)

	$252,291,863		$246,738,218		$233,667,597

Risk Elements

The majority of our loan activity is with customers located within Sonoma County, California.  Approximately 91.3% of the total loan portfolio is secured by real estate located in our service area.  Significant concentrations of credit risk may exist if a number of loan customers are engaged in similar activities and have similar economic characteristics.  We believe we have policies in place to identify problem loans and to monitor concentrations of credits.

Based on its risk management review and a review of its loan portfolio, management believes that its allowance for loan losses for the quarter ending June 30, 2008 is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the loan loss reserve cannot be determined with precision, but is subject to periodic review, and could be susceptible to significant change in future periods.

Non-Performing Assets

Non-performing assets consist of loans on non-accrual status, delinquent loans past due greater that 90 days, restructured loans and other real estate owned, or OREO.  Management classifies all loans as non-accrual loans when they become more than 90 days past due as to principal or interest, or when the timely collection of interest or principal becomes uncertain, if earlier, unless they are adequately secured and in the process of collection.

A loan remains in a non-accrual status until both principal and interest have been current for six months and meet cash flow or collateral criteria, or when the loan is determined to be uncollectible and is charged off against the allowance for loan losses, or in the case of real estate loans, is transferred to other real estate owned.  A loan is classified as a restructured loan when the interest rate is reduced, when the term is extended beyond the original maturity date, or other concessions are made, because of the inability of the borrower to repay the loan under the original terms. OREO represents assets held through loan foreclosure or recovery activities. As of June 30, 2008 we had $320,000 classified as OREO compared to no OREO as of December 31, 2007 and June 30, 2007.

There were $314,000 non-accrual loans and no loans 90 days or more past due and still accruing at June 30, 2008 down from $1.1 million non-accrual loans and no loans 90 days or more past due and still accruing at June 30, 2007.  There was $60,000 in non-accrual loans 90 days or more past due at June 30, 2008 and $937,000 loans in non-accrual status and 90 days or more past due as of June 30, 2007. Occasionally, we will have more loans in non-accrual status than are 90 days past due following the guidelines in the above paragraph or if management determines the collection of principal or interest is unlikely.

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

Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated. However, as of June 30, 2008 we believe overall the allowance for loan losses is adequate based on our analysis of conditions at that time.

At June 30, 2008, the allowance for loan losses was $4.0 million, or 1.55% of period end loans, compared with $3.7 million, or 1.49%, at December 31, 2007 and $3.7 million, or 1.56%, at June 30, 2007.

Net charge-offs to average loans increased when compared with the prior year.  We recorded net losses of $284,000 or 0.22% of average loans as of June 30, 2008 compared to June 30, 2007, which showed net charge offs of $6,000 or 0.01% of average loans.  The increase, although still low by industry standards, reflects our attention and effort in managing and collecting past due loans by encouraging the customer to bring them to a current status or to pay them off and management’s desire to quickly charge off a loan when it is determined to be uncollectible.  The prompt charge-off of loans improves the quality of the loan portfolio.

 An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.

	For the Six Months Ended 6/30/08	For the Year Ended 12/31/07	For the Six Months Ended 6/30/07
Balance beginning of year	$3,723,217	$3,276,972	$3,276,972
Charge-offs:
Commercial	(116,144)	(187,075)	0
Consumer	(182,782)	(63,901)	(14,856)
Total charge-offs	(298,926)	(250,976)	(14,856)
Recoveries:
Commercial	9,512	16,315	7,954
Consumer	5,684	906	470
Total recoveries	15,196	17,221	8,424

Net recoveries (charge-offs)	(283,730)	(233,755)	(6,432)
Provision charged to operations	530,000	680,000	425,000
Balance end of period	$3,969,487	$3,723,217	$3,695,540
Ratio of net charge-offs annualized to average loans	0.22%	0.10%	0.01%
Balance in allowance as a percentage of loans outstanding at period end	1.55%	1.49%	1.56%

Deposits

A comparative schedule of average deposit balances is presented in the table on page 11; period end and year-end deposit balances are presented in the following table.

	June 30, 2008	Percentage of Total	December 31, 2007	Percentage of Total	June 30, 2007	Percentage of Total

Interest-bearing transaction deposits	$28,551,865	11.7%	$30,135,049	12.8%	$28,910,157	12.7%
Savings deposits	78,377,774	32.1%	73,528,081	31.1%	75,134,262	33.2%
Time deposits, $100,000 and over	53,377,068	21.8%	44,160,741	18.7%	40,834,649	18.0%
Other time deposits	31,659,159	12.9%	29,634,626	12.6%	29,448,446	13.0%
Total interest-bearing deposits	191,965,866	78.5%	177,458,497	75.2%	174,327,514	76.9%
Demand deposits	52,634,753	21,5%	58,589,202	24.8%	52,274,181	23.1%
Total deposits	$244,600,619	100.0%	$236,047,699	100.0%	$226,601,695	100.0%

Total deposits increased by $8.6 million, or 3.6%, during the six months of 2008 to $244.6 million from $236.0 million at December 31, 2007, and increased by 7.9% from $226.6 million as of June 30, 2007.  Time deposits greater than $100,000, savings deposits and other time deposits showed increases over year-end 2007.  Time deposits greater than $100,000 showed strong growth of 20.9%, or $9.2 million, and were $53.4 million as of June 30, 2008 compared to $44.2 million at year-end 2007.  Savings deposits of $78.4 million increased $4.8 million, or 6.6%, from $73.5 million at December 31, 2007.  Other time deposits showed growth of 6.8%, or $2.0 million, and were $31.7 million as of June 30, 2008 compared to $29.6 million at December 31, 2007.

Both non-interest bearing demand deposits and interest bearing checking show decreases. Non-interest bearing demand declined $6.0 million, or 10.2%, from $58.6 million as of  December 2007 to $52.6 million as of June 30, 2008.  Interest-bearing checking declined to $28.6 million, a 5.3%, or $1.6 million decline from $30.1 million as of December 31, 2007. Customers have been moving deposits to higher yielding accounts.

Capital

Our subsidiary, Sonoma Valley Bank (the “Bank”) is subject to FDIC regulations governing capital adequacy.  The FDIC has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.  Under the current guidelines, as of June 30, 2008, the Bank was required to have minimum Tier 1 and total risk-based capital ratios of 4% and 8%, respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier 1 and total risk-based capital ratios to be 6% and 10%, respectively.

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

Based on the FDIC's guidelines, the Bank's total risk-based capital ratio at June 30, 2008 was 11.72% and its Tier 1 risk-based capital ratio was 10.46%.  The Bank's leverage ratio was 10.10%.  All the ratios exceed the minimum guidelines of 8.00%, 4.00% and 4.00%, respectively.  The Company’s total risk based capital, Tier 1 risk based capital and leverage ratios at June 30, 2008, were 11.76%, 10.51% and 10.15%, respectively.

In February 2001, we approved a program to repurchase Sonoma Valley Bancorp stock up to $1.0 million, and in August 2002 we approved the repurchase of an additional $1.0 million of Sonoma Valley Bancorp stock.  As of December 31, 2005, $1,580,162 had been repurchased and retired, net of options which were exercised and then subsequently repurchased and retired.  In February 2006 we approved the repurchase of 60,000 shares of Sonoma Valley Bancorp stock, in October 2006 we approved an additional 60,000 shares of Sonoma Valley Bancorp stock and in July, 2007 we approved an additional 60,000 shares of Sonoma Valley Bancorp stock.  During the twelve months ended December 31, 2006, 55,028 shares were repurchased and retired, of which 15,035 shares, or $364,729, were a part of the amount approved in August 2002.   As of December 31, 2007, 100,415 shares had been repurchased and retired.  As of June 30, 2008, no shares have been repurchased and retired. Refer to pages 12 and 13, for a discussion of the changes in capital and pages 5 and 6 for the table of Statement of Changes in Shareholders’ Equity.

We believe that the Bank's current capital position, which exceeds guidelines established by industry regulators, is adequate to support our business.

Off Balance Sheet Commitments

Our off-balance sheet commitments consist of commitments to extend credit and standby letters of credit.  These commitments are extended to customers in the normal course of business.  Unfunded loan commitments were $49.0 million at June 30, 2008 and $57.7 million at June 30, 2007. Standby letters of credit outstanding were $118,000 at June 30, 2008 and $348,000 at June 30, 2007.  We also have contractual obligations consisting of operating leases for various facilities and payments to participants under our supplemental executive retirement plan and deferred compensation plan.

Liquidity Management

Our liquidity is determined by the level of assets (such as cash, federal funds sold and available-for-sale securities) that are readily convertible to cash to meet customer withdrawal and borrowing needs.  Deposit growth also contributes to our liquidity.  We review our liquidity position on a regular basis to verify that it is adequate to meet projected loan funding and potential withdrawal of deposits.  We have a comprehensive Asset and Liability Policy which we use to monitor and determine adequate levels of liquidity.  As of June 30, 2008, our primary liquidity ratio (adjusted liquid assets to deposits and short term liabilities) was 5.84% compared to 6.32% as of June 30, 2007. Available liquidity which includes the ability to borrow at the Federal Home Loan Bank was 42.5% as of June 30, 2008 and 39.9% as of June 30, 2007.  Management expects that liquidity will remain adequate throughout 2008, as deposit growth keeps pace with loan growth.  Any excess funds will be invested in quality liquid assets, such as U.S. Treasury and Agency securities.  Management believes that the Company has adequate liquidity and capital resources to meet its short-term and long-term commitments.

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

Asset/Liability Management.  Activities involved in asset/liability management include but are not limited to lending, accepting and placing deposits and investing in securities.  Interest rate risk is the primary market risk associated with asset/liability management.  Sensitivity of earnings to interest rate changes arises when yields on assets change in a different time period or in a different amount from that of interest costs on liabilities.  To mitigate interest rate risk, the structure of the balance sheet is managed with the goal that movements of interest rates on assets and liabilities are correlated and contribute to earnings even in periods of volatile interest rates. When interest rates increase, the market value of securities held in the investment portfolio declines.  Generally, this decline is offset by an increase in earnings.  When interest rates decline, the market value of securities increases while earnings decrease due to the Bank's asset sensitivity caused by the variable rate loans.  Usually we are able to mitigate risks from changes in interest rates with this balance sheet structure.  Since January 1, 2008 the target Federal Funds rate has declined 225 basis points from 4.25% to 2.00%. This has caused an increase in the market value of our investments. The asset/liability management policy sets limits on the acceptable amount of variance in net interest margin and market value of equity under changing interest environments.  The Bank uses simulation models to forecast earnings, net interest margin and market value of equity.

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, we are able to estimate the potential impact of changing interest rates on earnings.  A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e., deposits/borrowings) positions as the beginning base.  The forecast balance sheet is processed against five interest rate scenarios.  The scenarios include 100 and 200 basis point rising rate forecasts, a flat rate forecast and 100 and 200 basis point falling rate forecasts which take place within a one year time frame.  The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon.  Our 2008 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from June 30, 2008 balances.  The following table summarizes the effect on net interest income (NII) of 100 and 200 basis point changes in interest rates as measured against a constant rate (no change) scenario.

 Interest Rate Risk Simulation of Net Interest Income as of June 30, 2008
(dollars in thousands)
Variation from a constant rate scenario	$ Change in NII
+200bp	$ (342)
+100bp	$ (227)
-100bp	$ (259)
-200bp	$ (295)

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

We have more liabilities than assets repricing during the next year. Usually because our asset rates change more than deposit rates, our interest income will change more than the cost of funds when rates change.  For the current quarter, we are making a more conservative assumption.  Historically, we have been able to raise or lower deposit rates with a delay to loan rate changes, however market demands are creating pressure to raise interest rates on deposits.  Therefore, for a period of time, we have chosen to use the simulation to forecast deposits rates rising quite rapidly in a rising rate environment and we are unable to lower deposit rates in a falling rate environment.  This causes the net interest margin to shrink and net interest income to decline in both a rising and falling rate environment.  The table below indicates that we are liability sensitive for the first six months. During the seven to twelve month period, we show more assets than liabilities repriceable in the seven to twelve month category.  Still at the end of the twelve month cycle, the rate sensitive gap shows $55.4 million more in liabilities than assets repricing.

We control long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of June 30, 2008 for our interest-bearing assets and interest-bearing liabilities, and our interest rate sensitivity gap as a percentage of total interest-earning assets.  Of the $122.8 million in fixed rate assets over 12 months, shown in the table below, $33.3 million are long term assets over five years.  This $33.3 million compares favorably to the $82.4 million in demand and core deposits and equity.

JUNE 30, 2008 (dollars in thousands)	Immediate Reprice	Up to 3 Months	4 to 6 Months	7 to 12 Months	Over 12 Months	Total
FFS + overnight IBB	$8,850					$8,850
Securities + Other IBB	0	$203	$425	$849	$14,528	16,005
Loans	52,841	9,185	28,652	53,337	108,277	252,292
Total RSA	$61,691	$9,388	$29,077	$54,186	$122,805	$277,147

MMDA/NOW/SAV	$106,930					$106,930
CD’s <$100k	0	$12,679	$8,679	$8,679	$1,623	31,660
CD’s >$100k	0	23,746	21,564	5,391	2,676	53,377
Borrowings	12,100	0	5,000	5,000	0	22,100
Total RSL	$119,030	$36,425	$35,243	$19,070	$4,299	$214,067

GAP	$(57,339)	$(27,037)	$(6,166)	$35,116	$118,506	$63,080
Cumulative	$(57,339)	$(84,376)	$(90,542)	$(55,426)	$63,080
% Assets	-18.9%	-27.9%	-29.9%	-18.3%	20.8%

Market risk in securities.  Market risk in securities shows the amount of gain or loss (before tax) in the securities portfolio.  Portfolio volume, sector distribution, duration, and quality all affect market valuation.  The adjusted equity ratio is tier 1 capital adjusted for the market gain or loss less and any applicable tax effect divided by average total assets for leverage capital purposes for the most recent quarter.  The ratio is designed to show tier 1 capital if the securities portfolio had to be liquidated and all gains and losses recognized.  If the ratio remains strong after a +2% or +3% rate shock, market risk is reasonable in relation to the level of capital.  A bank has flexibility and strength when the securities portfolio can be liquidated for liquidity purposes without affecting capital adequacy.

The Bank has only moderate market risk in investments because the average maturity in the portfolio is not very long, except for municipals, which are held to maturity (see page 15 for discussion of investments).  The portfolio should decline in value only about 2.1% or $427,000 for a 1% increase in rates.  The gain in value if rates fall would be somewhat less, because there are some callable bonds.  Marking-to-market available for sale securities when rates change would add only modest volatility to a strong level of equity.  This market risk acts to offset the interest rate risk (i.e. if rates decline and NIM is squeezed, there would be a concurrent gain in the value of securities).

SONOMA VALLEY BANCORP
AVERAGE BALANCES/YIELDS AND RATES PAID
For the three months ended June 30, 2008 and 2007

	2008			2007
ASSETS	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans(2):
Commercial	$174,519,779	$3,247,445	7.46%	$155,574,054	$3,260,133	8.41%
Consumer	31,115,190	557,789	7.19%	28,321,532	633,930	8.98%
Real estate construction	26,464,118	530,080	8.03%	28,692,885	627,768	8.78%
Real estate mortgage	19,932,255	375,654	7.56%	18,650,647	344,049	7.40%
Tax exempt loans (1)	2,209,027	45,323	8.23%	2,313,765	47,428	8.22%
Leases	19,592	539	11.03%	27,492	777	11.34%
Unearned loan fees	(316,684)			(484,261)
Total loans	253,943,277	4,756,830	7.51%	233,096,114	4,914,085	8.46%
Investment securities
Available for sale:
Taxable	2,353,859	17,249	2.94%	13,401,504	120,705	3.61%
Hold to maturity:
Tax exempt (1)	13,978,828	202,289	5.80%	15,867,865	234,346	5.92%
Total investment securities	16,332,687	219,538	5.39%	29,269,369	355,051	4.87%
Federal funds sold	0	0	0.00%	272,222	3,506	5.17%
FHLB stock	1,691,808	25,771	6.07%	1,401,649	15,001	4.29%
Total due from banks/interest-bearing	1,181,983	4,520	1.53%	590,421	7,718	5.24%
Total interest-earning assets	$273,149,755	$5,006,659	7.35%	$264,629,775	$5,295,361	8.03%
Noninterest-bearing assets:
Reserve for loan losses	(3,852,604)			(3,579,757)
Cash and due from banks	5,544,487			5,640,402
Premises and equipment	805,735			866,702
Other real estate owned	324,989			0
Other assets	16,498,534			15,524,645
Total assets	$292,470,896			$283,081,767
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest- bearing deposits
Interest-bearing transaction	$28,985,448	$11,987	0.17%	$30,458,049	$12,558	0.17%
Savings deposits	77,675,134	348,222	1.80%	74,677,354	457,745	2.46%
Time deposits over $100,000	54,340,915	556,557	4.11%	39,793,806	466,664	4.70%
Other time deposits	31,751,693	305,066	3.85%	28,886,134	326,342	4.53%
Total interest-bearing deposits	192,753,190	1,221,832	2.54%	173,815,343	1,263,309	2.92%
Other borrowings	14,550,108	149,067	4.11%	23,006,846	296,348	5.17%
Total interest-bearing liabilities	207,303,298	$1,370,899	2.65%	196,822,189	$1,559,657	3.18%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	48,993,400			53,637,882
Other liabilities	6,424,493			5,595,587
Shareholders' equity	29,749,705			27,026,109
Total liabilities and shareholders' equity	$292,470,896			$283,081,767
Interest rate spread			4.70%			4.85%
Interest income		$5,006,659	7.35%		$5,295,361	8.03%
Interest expense		1,370,899	2.01%		1,559,657	2.36%
Net interest income/margin		$3,635,760	5.34%		$3,735,704	5.67%

(1)	Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2008 and 2007.
(2)
Non accrual loans have been included in loans for the purposes of the above presentation.  Loan fees of approximately $97,765 and $121,065 for the three months ended June 30, 2008 and 2007, respectively, were amortized to the appropriate interest income categories.

For the Three Month Periods
Ended June 30, 2008 and 2007

Overview

We reported net income of $946,625 for the second quarter of 2008 compared with $1,073,158 for the second quarter of 2007.  On a per share basis, net income for the three months ended June 30, 2008 equaled $0.42 per share compared with $0.48 per share during the same period in 2007, see page 4 for the comparative detail.

Return on average total assets on an annualized basis for the three months ended June 30, 2008 and 2007 was 1.29% and 1.52%, respectively.  Return on average shareholders' equity on an annualized basis for the three months ended June 30, 2008 and 2007 was 12.7% and 15.9%, respectively.  The decrease in the return on equity is a result of the decline in earnings and the increase in average equity experienced in the second quarter of 2008 when compared to 2007.  Net income showed a decrease of 11.8%, or $126,533, from $1,073,158 to $946,625 as of June 30, 2007 and 2008, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, adjusted to a fully taxable equivalent basis, decreased by $100,000 to $3.6 million for the three months ended June 30, 2008, from $3.7 million during the comparable period of 2007.  Net interest income on a fully taxable equivalent basis, as shown on the table -Average Balances/Yields and Rates Paid on page 23, is higher than net interest income on the statements of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($84,000 in 2008 and $96,000 in 2007, based on a 34% federal income tax rate).

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin.  Our net interest margin for the second quarter of 2008 decreased 33 basis points to 5.34% from 5.67% for the quarter ended June 30, 2007.  The decrease in net interest margin is the result of yields on earning assets declining faster than the yields on earning liabilities.  For the three months ended June 30, 2008, the yield on average earning assets has decreased 68 basis points, while the yield on interest bearing liabilities decreased 53 basis points from 3.18% for the three months of 2007 to 2.65% for the three months period ended June 30, 2008.  The Federal Reserve Bank has continued to lower rates.  As of June 30, 2008 the federal funds rate was 2% and the prime rate was 5% down 325 basis points from the same time last year.

Interest Income

Interest income for the three months ended June 30, 2008 decreased by $289,000 to $5.0 million, a 5.5% decrease over the $5.3 million realized during the same period in 2007.  The gain in volume of average balances was responsible for a $278,000 increase in interest income and a $567,000 decrease in income was related to lower interest rates, resulting in a net decline in interest income of $289,000.

Interest Expense

Total interest expense for the three months ended June 30, 2008 decreased by $189,000 to $1.4 million compared with $1.6 million in the same period of 2007.  The average rate paid on all interest-bearing liabilities for the second quarter of 2008 decreased 53 basis points to 2.65% from 3.18% in the second quarter of 2007, and average balances for the second quarter of 2008 increased to $207.3 million from $196.8 million in the same period of 2007, a 5.3% gain.

The gain in volume of average balances accounted for a $103,000 increase in interest expense while a decline of $292,000 was related to lower interest rates paid, resulting in a $189,000 decrease in interest expense for the second quarter of 2008.

Individual components of interest income and interest expense are provided in the table - Average Balances/Yields and Rates Paid on page 23.

Provision for Loan Losses

The provision for loan losses was $310,000 during the second quarter of 2008 compared to the $290,000 provision for the second quarter of 2007.  The increase in the provision is the result of managements' evaluation and assessment of the loan portfolio in light of current economic conditions.  In addition, the Company has continued to experience growth in loan volume.

Non-interest Income

Non-interest income of $531,000 for the second quarter of 2008 represented a decrease of $48,000, or 8.3%, from the $579,000 for the comparable period in 2007.  Contributing to this variance was a decline in service charges on deposit accounts which decreased $25,000, or 7.2%, from 353,000 for the quarter ended June 2007 to 328,000 for the quarter ended June 2008.  Loan referral income is down 69.5%, or $18,000, from this time last year.  Miscellaneous income also declined $9,000, or 79.3%, from $11,000 at June 30, 2007 to $2,000 at June 30, 2008.

Non-interest Expense

For the second quarter of 2008, non-interest expense was $2.34 million compared with $2.27 million for the same period in 2007, representing an increase of $73,000, or 3.2%.  The largest increase in non-interest expense was salaries and benefits expense of $1.387 million which increased $48,000 or 3.6% compared with 1.339 million for the three months ended June 30, 2007.  At June 30, 2008 and June 30, 2007, total full-time equivalent employees were 54 and 49, respectively.

The expenses for premises and equipment declined 2.5% from $242,000 for the second quarter of 2007 to $236,000 in 2008.  The $6,000 decrease in expense in 2008 is a result of computer and equipment being fully depreciated.

Other non-interest expenses for the three months ended June 30, 2008 increased 4.3%, or $30,000, to $723,000 compared to $693,000 for the same period of 2007.  The increase is a result of increases in expense in technology, other professional expense, and postage.  Also contributing to the increase was FDIC insurance costs.  The increase in technology and other professional allows us to maintain strong network security and provides back up expertise for network administration.

Provision for Income Taxes

The provision for income taxes decreased to an effective tax rate of 33.7% in the second quarter of 2008 compared with 35.2% for the comparable period in 2007.  The lower effective tax rate is a reflection of tax benefits received for options exercised as well as credits resulting from the Company’s investment in California affordable housing.  Income taxes reported in the financial statement include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information regarding Quantitative and Qualitative Disclosures about Market Risk appears on page 20 through 22 under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations -B Market Risk Management” and is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2008, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or, are reasonably likely to materially affect our internal controls over financial reporting.

Part II

Item 1.                LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings arising in the ordinary course of business.  We are not currently a party to, nor are any of our properties the subject of, any material pending legal proceedings.

Item 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following chart summarizes our repurchases of common shares as part of our publicly announced repurchase plan.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (1) (2)
Month #1: 4/1/08- 4/30/08	0	$.00	0	39,592
Month #2: 5/1/08- 5/31/08	0	$.00	0	39,592
Month #3: 6/1/08– 6/30/08	0	$.00	0	39,592
Total	0	$.00	0	39,592

(1)	On January 17, 2001 a repurchase program was approved up to $1,000,000. On August 21, 2002 an additional $1,000,000 was approved. No expiration.
(2)
On February 15, 2006, 60,000 shares were approved for repurchase and on October 18, 2006 an additional 60,000 shares were approved for repurchase and on July 18, 2007, an additional 60,000 share were approved for repurchase.  No expiration.

Item 3                  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held the annual meeting of shareholders on June 3, 2008.  The proposals and the outcomes from the voting are set forth below.

    Proposal Number 1:  Election of Directors: and

Nominees	Shares Voted For	Shares Withholding Authority/Voted Against
Suzanne Brangham	1,734,126	133,472
Dale T. Downing	1,739,020	128,579
Robert B. Hitchcock	1,740,950	126,648
Robert J. Nicholas	1,738,098	129,500
Valerie Pistole	1,737,964	129,635
Mel Switzer, Jr.	1,739,884	127,714

Proposal Number 2:	Ratification of Richardson and Co. as the independent auditors for the Company for the fiscal year 2008.

Total shares Voted	For	Against	Abstain/Broker Non-Votes
	1,746,796	100,990	19,811

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

SONOMA VALLEY BANCORP
(Registrant)

Date:	August 13, 2008	/s/Mel Switzer, Jr.
Mel Switzer, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2008	/s/Mary Dieter Smith
Mary Dieter Smith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)