Form 10-Q
period 2008-09-30
SONOMA VALLEY BANCORP
filed 2008-11-06
CIK 1120427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended:   September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                           No  ☒

The number of shares outstanding of the registrant's Common Stock, no par value, as of November 3, 2008 was 2,287,894.

INDEX

Part I Financial Information	Page Number

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets at September 30, 2008, December 31, 2007 and September 30, 2007	3

Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007	4

Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2008, and the years ended December 31, 2007 and 2006	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	7

Notes to Consolidated Financial Statements	8

Average Balances/Yields and Rates Paid for the nine months ended September 30, 2008 and 2007	11
Item 1A. Risk Factors	12

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Average Balances/Yields and Rates Paid for the three months ended September 30, 2008 and 2007	26

Item 3. Quantitative and Qualitative Disclosure About Market Risk	28

Item 4. Controls and Procedures	29

Part II Other Information

Item 1. Legal Proceedings	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	30

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. Other Information	30

Item 6. Exhibits	31

Signatures	32

Certifications

Part I
Item 1.                           The information furnished in these interim statements reflects all adjustments and accruals which are, in the opinion of management, necessary for a fair statement of the results for such periods.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

FINANCIAL STATEMENTS
SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
September 30, 2008 (Unaudited), December 31, 2007 (Audited)
and September 30, 2007 (Unaudited)
	September 30, 2008	December 31, 2007	September 30, 2007
ASSETS
Cash and due from banks	$6,891,263	$6,268,091	$7,078,751
Interest-bearing due from banks	15,381,775	3,065,543	1,533,209
Total cash and cash equivalents	22,273,038	9,333,634	8,611,960
Investment securities available-for-sale at fair value	2,036,539	8,203,190	10,156,112
Investment securities held-to-maturity (fair value of $13,524,623, $14,754,249 and $15,782,933 respectively)	13,382,308	14,554,224	15,686,806
Loans and lease financing receivables, net	259,543,134	246,738,218	245,084,808
Premises and equipment, net	786,261	792,455	828,243
Accrued interest receivable	1,659,077	1,682,209	1,818,770
Other real estate owned	320,416	0	0
Cash surrender value of life insurance	10,673,741	10,354,153	10,249,739
Other assets	6,774,039	6,201,195	5,887,051
Total assets	$317,448,553	$297,859,278	$298,323,489
LIABILITIES
Noninterest-bearing demand deposits	$54,162,469	$58,589,202	$53,712,752
Interest-bearing transaction deposits	28,306,822	30,135,049	27,746,096
Savings and money market deposits	81,724,337	73,528,081	74,197,697
Time deposits, $100,000 and over	51,394,535	44,160,741	44,423,070
Other time deposits	31,767,944	29,634,626	28,856,247
Total deposits	247,356,107	236,047,699	228,935,862
Other borrowings	33,000,000	27,500,000	36,600,000
Accrued interest payable and other liabilities	6,745,006	6,377,299	6,069,273
Total liabilities	287,101,113	269,924,998	271,605,135
SHAREHOLDERS' EQUITY
Common stock, no par value; 10,000,000 shares authorized; 2,288,709 shares at September 30, 2008, 2,242,809 shares at December 31, 2007 and 2,242,401 shares at September 30, 2007 issued and outstanding	16,385,614	15,578,903	15,563,152
Additional paid-in-capital	2,520,540	2,455,409	2,353,547
Retained earnings	11,451,730	9,934,967	8,864,479
Accumulated other comprehensive loss	(10,444)	(34,999)	(62,824)
Total shareholders' equity	30,347,440	27,934,280	26,718,354
Total liabilities and shareholders' equity	$317,448,553	$297,859,278	$298,323,489

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
INTEREST INCOME
Loans and leases	$4,661,936	$5,005,194	$14,335,110	$14,508,959
Taxable securities	14,473	98,603	83,440	374,280
Tax-exempt securities	129,822	153,069	399,165	461,319
Federal funds sold and other	6,029	4,325	38,469	22,000
Dividends	24,377	18,176	74,224	50,429
Total interest income	4,836,637	5,279,367	14,930,408	15,416,987
INTEREST EXPENSE
Interest-bearing transaction deposits	12,457	11,150	37,592	35,425
Savings and money market deposits	348,426	484,318	1,112,540	1,408,138
Time deposits, $100,000 and over	442,232	526,022	1,546,942	1,436,321
Other time deposits	252,826	330,872	886,185	952,576
Other borrowings	179,922	356,056	623,716	898,542
Total interest expense	1,235,863	1,708,418	4,206,975	4,731,002
NET INTEREST INCOME	3,600,774	3,570,949	10,723,433	10,685,985
Provision for loan and lease losses	300,000	140,000	830,000	565,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	3,300,774	3,430,949	9,893,433	10,120,985
NON-INTEREST INCOME	528,883	581,340	1,617,271	1,710,458
NON-INTEREST EXPENSE
Salaries and employee benefits	1,414,357	1,387,070	4,229,827	4,173,571
Premises and equipment	233,897	244,068	698,697	730,623
Other	805,485	699,476	2,253,235	1,898,427
Total non-interest expense	2,453,739	2,330,614	7,181,759	6,802,621
Income before provision for income taxes	1,375,918	1,681,675	4,328,945	5,028,822
Provision for income taxes	459,843	589,171	1,438,956	1,847,262
NET INCOME	$916,075	$1,092,504	$2,889,989	$3,181,560

NET INCOME PER SHARE	$.41	$.49	$1.28	$1.42
NET INCOME PER SHARE ASSUMING DILUTION	$.40	$.47	$1.26	$1.37

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended September 30, 2008 (Unaudited), and the years ended
December 31, 2007 (Audited) and 2006 (Audited)
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

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
For the nine months ended September 30, 2008 (Unaudited), and the years ended
December 31, 2007 (Audited) and 2006 (Audited)

	Comprehensive	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Income	Shares	Amount	Capital	Earnings	Income(Loss)	Total
BALANCE AT DECEMBER 31, 2007		2,242,809	$15,578,903	$2,455,409	$9,934,967	$(34,999)	$27,934,280

Redemption and retirement of stock
Stock options exercised and related tax benefits		45,900	643,961	72,313			716,274
Cash dividend of $.60 per share					(1,373,226)		(1,373,226)
Stock options granted				48,182			48,182
Restricted stock granted				122,063			122,063
Restricted stock vested and related tax benefit			162,750	(177,427)			(14,677)
Net income for the year	$2,889,989				2,889,989		2,889,989
Other comprehensive income, net of tax: Unrealized holding gains on securities available- for-sale arising during the year, net of taxes of $17,172	24,555
Other comprehensive income, net of taxes	24,555					24,555	24,555
Total comprehensive income	$2,914,544
BALANCE AT September 30, 2008		2,288,709	$16,385,614	$2,520,540	$11,451,730	$(10,444)	$30,347,440

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the nine months ended September 30, 2008 and 2007

	2008	2007
OPERATING ACTIVITIES
Net income	$2,889,989	$3,181,560
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	830,000	565,000
Depreciation	172,946	185,932
Amortization and other	55,799	42,464
Stock options and restricted stock vested	155,568	316,416
Net change in interest receivable	23,132	(147,152)
Net change in cash surrender value of life insurance	(319,588)	(312,433)
Net change in other assets	(431,303)	(707,454)
Net change in interest payable and other liabilities	367,707	186,825
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,744,250	3,311,158
INVESTING ACTIVITIES
Purchases of securities held-to-maturity	0	(101,751)
Purchases of securities available-for-sale	(1,008,605)	(4,195)
Proceeds from maturing securities held-to-maturity	1,128,100	172,600
Proceeds from maturing securities available-for-sale	7,205,000	11,000,000
Net change in loans and leases	(13,955,332)	(29,319,118)
Purchases of premises and equipment	(166,752)	(64,950)
Purchases of life insurance	0	(350,000)
NET CASH USED FOR INVESTING ACTIVITIES	(6,797,589)	(18,667,414)
FINANCING ACTIVITIES
Net change in demand, interest-bearing transaction and savings deposits	1,941,296	(5,413,634)
Net change in time deposits	9,367,112	1,582,081
Stock repurchases	0	(2,812,426)
Cash dividend paid	(1,373,226)	(1,371,471)
Net change in FHLB borrowings	5,500,000	24,000,000
Stock options exercised	557,561	531,410
NET CASH PROVIDED BY FINANCING ACTIVITIES	15,992,743	16,515,960
NET CHANGE IN CASH AND CASH EQUIVALENTS	12,939,404	1,159,704
Cash and cash equivalents at beginning of period	9,333,634	7,452,256
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,273,038	$8,611,960

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$4,253,548	$4,731,002
Income taxes	$1,662,156	$1,465,000
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Loans transferred to other real estate owned	$320,416	$0
Net change in unrealized gains and losses on securities	$41,727	$156,384
Net change in deferred income taxes on unrealized gains on securities	$(17,172)	$(64,359)

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

Note 1:  Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Sonoma Valley Bancorp and our wholly-owned subsidiary Sonoma Valley Bank (together, the "Company") at September 30, 2008 and results of operations for the nine months then ended.

Certain information and footnote disclosures presented in our annual financial statements are not included in these interim financial statements.  Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2007 Annual Report on Form 10-K.  The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results through December 31, 2008.

Note 2:  Consolidation

The consolidated financial statements include the accounts of Sonoma Valley Bancorp and its wholly owned subsidiary, Sonoma Valley Bank.  All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3:  Commitments

We had no outstanding performance letters of credit at September 30, 2008 and September 30, 2007.

Note 4:  Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding.  The weighted average number of common shares used in computing the net income per common share for the period ending September 30, 2008 was 2,260,255 and for the period ending September 30, 2007 was 2,248,162.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding.  The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending September 30, 2008 was 2,294,794 and for the period ending September 30, 2007 was 2,329,678.

Note 5:  Stock Option Accounting

We have a stock-based employee and director compensation plan.  We adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Options were granted in 2004, 2007 and 2008 under the fair value method.  Awards under our plan generally vest over five years.  Restricted stock was granted in July 2006 that vests over three and five years beginning July 2007.  The cost related to stock-based employee and director compensation is included in the determination of net income for the periods ended September 30, 2008 and 2007.

Note 6:  Employee Benefit Plans

We provide retirement plans to our key officers and directors.  The plans are unfunded and provide for payment to the officers and directors specified amounts for specified periods after retirement.  The amount of pension expense related to this plan, and the components of pension expense for the nine months ended September 30, 2008 and 2007 are as follows:

	Directors		Officers
	2008	2007	2008	2007
Service cost	$30,525	$(97,351)	$223,760	$191,508
Interest cost on projected benefit obligation	21,639	(57,221)	208,199	150,966
Amortization of unrecognized liability at transition	(7,570)	30,720	126,814	61,250
Net periodic pension cost recognized	$44,594	$(123,852)	$558,773	$403,724

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

At September 30, 2008
	Total	Level 1	Level 2	Level 3
Available-for-sale securities	$2,036,539	$24,182	$2,012,357	$0

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

September 30, 2008
	Total	Level 1	Level 2	Level 3
Impaired Loans	$8,011,571	$0	$8,011,571	$0
Other Real Estate Owned	$ 320,416	$0	$ 320,416	$0

Impaired loans – The fair value of impaired loans and other real estate owned is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2008 substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

SONOMA VALLEY BANCORP
AVERAGE BALANCES/YIELDS AND RATES PAID
For the nine months ended September 30, 2008 and 2007

	2008			2007
ASSETS Interest-earning assets:	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Loans(2):
Commercial	$176,487,467	$9,856,967	7.47%	$156,037,313	$9,592,753	8.22%
Consumer	31,149,537	1,696,535	7.28%	27,943,321	1,876,175	8.98%
Real estate construction	26,852,216	1,612,353	8.03%	29,431,614	1,932,015	8.78%
Real estate mortgage	19,430,397	1,078,099	7.42%	18,355,761	1,012,192	7.37%
Tax exempt loans (1)	2,195,780	135,664	8.26%	2,301,872	141,568	8.22%
Leases	19,673	1,617	10.99%	28,730	2,389	11.12%
Unearned loan fees	(328,825)			(490,907)
Total loans	255,806,245	14,381,235	7.52%	233,607,704	14,557,092	8.33%
Investment securities
Available for sale:
Taxable	3,402,856	83,917	3.30%	13,835,059	375,102	3.62%
Hold to maturity:
Tax exempt (1)	14,006,800	604,795	5.77%	15,812,132	698,968	5.91%
Total investment securities	17,409,656	688,712	5.29%	29,647,191	1,074,070	4.84%
Federal funds sold	64,672	1,284	2.65%	89,744	3,506	5.22%
FHLB stock	1,658,850	73,747	5.94%	1,377,572	49,607	4.81%
Total due from banks/interest-bearing	2,266,925	37,186	2.19%	496,545	18,494	4.98%
Total interest-earning assets	$277,206,348	$15,182,164	7.32%	$265,218,756	$15,702,769	7.92%
Noninterest-bearing assets:
Reserve for loan losses	(3,898,303)			(3,568,169)
Cash and due from banks	5,579,748			5,640,513
Premises and equipment	804,965			879,316
Other real estate owned	228,366			0
Other assets	16,650,308			15,557,310
Total assets	$296,571,432			$283,727,726
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest- bearing deposits
Interest-bearing transaction	$30,176,377	$37,592	0.17%	$28,968,957	$35,425	0.16%
Savings deposits	77,548,456	1,112,540	1.92%	75,821,383	1,408,138	2.48%
Time deposits over $100,000	51,073,637	1,546,942	4.05%	40,690,514	1,436,321	4.72%
Other time deposits	31,230,447	886,185	3.79%	28,503,347	952,576	4.47%
Total interest-bearing deposits	190,028,917	3,583,259	2.52%	173,984,201	3,832,460	2.95%
Federal funds purchased	156,934	2,578	2.20%	0	0	0.00%
Other borrowings	20,617,153	621,138	4.03%	23,368,077	898,542	5.14%
Total interest-bearing liabilities	210,803,004	$4,206,975	2.67%	197,352,278	$4,731,002	3.21%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	49,487,970			53,453,259
Other liabilities	6,559,041			5,730,348
Shareholders' equity	29,721,417			27,191,841
Total liabilities and shareholders' equity	$296,571,432			$283,727,726
Interest rate spread			4.65%			4.71%
Interest income		$15,182,164	7.32%		$15,702,769	7.92%
Interest expense		4,206,975	2.03%		4,731,002	2.38%
Net interest income/margin		$10,975,189	5.29%		$10,971,767	5.54%

(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2008 and 2007.

(2)  Non accrual loans have been included in loans for the purposes of the above presentation.  Loan fees of approximately $291,943 and $395,580 for the nine months ended September 30, 2008 and 2007, respectively, were amortized to the appropriate interest income categories.

Item 1A.  Risk Factors –Below are some suggested additional risk factors you may consider including. Please review for accuracy/applicability.

If  Economic Conditions Deteriorate, Our Results of Operations and Financial Condition could be Adversely Impacted.

Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events, including credit availability from correspondent banks. Adverse changes in the economy may also have a negative effect of the ability of borrowers to make timely repayments of their loans, which could have an adverse impact on earnings.

Our Securities Portfolio may be Negatively Impacted by Fluctuations in Market Value.

Our securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income and/or earnings. Fluctuations in market value may be caused by decreases in interest rates, lower market prices for securities and lower investor demand. Our securities portfolio is evaluated for other-than-temporary impairment on at least a quarterly basis. If this evaluation shows an impairment to cash flow connected with one or more securities, a potential loss to earnings may occur.

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

For the Nine Month Periods
Ended September 30, 2008 and 2007

Overview

We reported net income of $2,889,989 for the nine months ended September 30, 2008 compared with $3,181,560 for the nine months ended September 30, 2007.   The $291,571 decrease in net income is attributable to a $265,000 increase in the provision for loan losses and $379,000 increase in non interest expense.  On a per share basis, net income equaled $1.28 compared with $1.42 per share during the same period in 2007.

Return on average total assets on an annualized basis for the nine month period was 1.30% in 2008 and 1.50% in 2007.  The decline in the return on assets is the result of the $291,571 decline in net income combined with growth of $12.8 million (4.53%) in average assets from $283.7 million as of September 30, 2007 to $296.6 million as of September 30, 2008.  Return on average shareholders' equity on an annualized basis at the end of the third quarter 2008 and 2007 was 12.99% and 15.64%, respectively.  The lower return on equity is the result of the decline in net income in 2008 from $3.2 million in 2007 to $2.9 million in 2008. Additionally, average equity grew $2.5 million or 9.3% from $27.2 million as of September 30, 2007 to $29.7 million as of September 30, 2008 which also contributes to the lower return on equity.

At September 30, 2008, total assets were $317.4 million, a 6.58% increase over $297.9 million as of December 31, 2007 and a 6.41% increase over $298.3 million as of September 30, 2007.  We showed loans of $263.7 million at September 30, 2008 compared with $250.5 million and $248.9 million as of December 31, 2007 and September 30, 2007, increases of 5.29% and 5.95%, respectively.  Deposits increased 4.79% or $11.3 million from $236.0 million as of December 31, 2007 and increased $18.4 million or 8.0% from $228.9 as of September 30, 2007 to $247.4 million as of September 30, 2008.  The increase in deposits is a result of growth in savings and CD’s.  The loan-to-deposit ratio increased to 106.6% at September 30, 2008 from 106.1% at December 31, 2007 and decreased from 108.7% at September 30, 2007.

Total shareholders’ equity increased by $2,413,160 or 8.64% during the nine months ended September 30, 2008.  At September 30, 2008, we reported net income of $2,889,989.  In February, 2008 and in August, 2008 we declared cash dividends which were paid out in March, 2008 and September, 2008, respectively. In each instance the amount of the dividend paid was $686,613. In 2004, stock options were granted to senior employees with a fifth of the options vesting each year over a five year period.  In 2008, 12,450 options vested which increased equity by $2,282. The 2004 stock option grant is now fully expensed and the options are all vested. In July 2006, 26,000 restricted stock awards were granted to senior employees with a fifth of the awards vesting each year over  a five year period and 3,000 restricted stock awards were granted to a senior employee with a third of the awards vesting over a three year period.  In 2008, equity was increased by $122,063 to reflect the expense for these awards. In June 2007, 10,000 unqualified stock options were granted to a director with a fifth of the options vesting each year over a five year period. Additionally, in December, 2007, 7,410 unqualified stock options were granted to two directors with one third vesting immediately and two thirds vesting over a two year period. In 2008, equity has been increased by $15,147 and $12,572, respectively, for these 2007 grants. In January 2008, 10,000 incentive stock options were awarded to a senior employee with a fifth of the options vesting each year over a five year period. In 2008, equity was increased by $10,248 year-to-date. In April 2008, 10,000 unqualified stock options were granted to a director with a fifth of the options vesting each year over a five year period. In 2008 equity was increased $7,933 for these options. The net income figure of $2,889,989 reflects an expense for the incentive stock options of $12,531, restricted stock options of $122,063, and the nonqualified stock options of $35,652; therefore, the net effect of the stock option transactions relative to equity was zero.  Directors exercised 23,164 options which added $200,860 to the capital accounts.  The tax benefit of these options was $158,714, which also increased equity.  Officers exercised 22,736 options which added $356,700 to the capital accounts. The net effect of this activity results in capital of $30,347,440 as of September 30, 2008, compared to capital of $27,934,280 as of December 31, 2007.

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between total interest income and total interest expense.  Net interest income, adjusted to a fully taxable equivalent basis, as shown on the table- Average Balances/Yields and Rates Paid, on page 11, is higher than net interest income on the statement of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($251,756 in 2008 and $285,782 in 2007, based on a 34% federal income tax rate).

The slight increase in net interest income for the nine months ended September 30, 2008 (stated on a fully taxable equivalent basis) is a result of the net effect of a $520,605 decrease in interest income offset by a slightly larger decrease in interest expense of $524,027, showing a net increase of $3,422.  As of September 30, 2007 the federal funds rate and Wall Street Journal prime rate were 4.75% and 7.75%, respectively. Over the course of the last year both rates have declined 275 basis points. At September 30, 2008 the federal funds rate was 2% and the prime rate was 5%.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin.  In 2008, our net interest margin decreased 25 basis points to 5.29% from 5.54% for the same period in 2007.  The decline in the net interest margin is a result of earning asset rates repricing downward faster than rates on earning liabilities.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) declined by $520,605 to $15.2 million in the first nine months of 2008, a 3.32% decrease over the $15.7 million realized during the same period in 2007.

The $520,605 decrease was the result of the 60 basis point decrease in the yield on earning assets to 7.32% for the nine months ended September 30, 2008 from 7.92% for the same period in 2007.  Average balances of interest-bearing assets increased $12.0 million or 4.5% from $265.2 million as of September 30, 2007 to $277.2 million as of September 30, 2008.

The gain in volume of average earning assets was responsible for a $920,058 increase in interest income. The decline in interest rates was responsible for a decrease of $1,440,663, for a net decrease in interest income of $520,605.

Interest Expense

Total interest expense for the first nine months of 2008 decreased by $524,027 to $4.2 million from $4.7 million for the same period in 2007.  The average rate paid on all interest-bearing liabilities decreased from 3.21% in the first nine months of 2007 to 2.67% in the same period in 2008, a decrease of 54 basis points.  Average balances of interest-bearing liabilities increased from $197.4 million to $210.8 million, a $13.4 million or 6.8% gain in interest-bearing liabilities.

The gain in volume of average balances was responsible for a $337,854 increase in interest expense and the lower interest rates paid were responsible for a $861,881 decrease in interest expense for a net decrease of $524,027.

Individual components of interest income and interest expense are provided in the table-Average Balances/Yields and Rates Paid on page 11.

Provision for Loan Losses

The provision for loan losses charged to operations for the nine months ended September 30, 2008 was $830,000 compared to $565,000 for the same time period in 2007.  The provision for loan losses charged to operations is based on our monthly evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding. We have continued to experience loan growth during the first nine months of 2008 and we anticipate that loan growth will continue, requiring that additional provisions may need to be made for estimated loan losses.  Additionally, the difficulties in the credit markets and the economic situation have caused declines in the values in the real estate market and job losses generating concern about the collateral pledged for many of our loans and customers continuing ability to repay their loans. Due to the above, management determined that it would be prudent to increase the provision. Our analysis indicates a sufficient amount is being accrued to cover any potential loan losses, but as loans continue to grow and the economic outlook remains uncertain, additional provisions will be made to the allowance for loan losses as needed.

The economic climate causes concern due to the uncertainties in the mortgage market and the potential ramifications to the entire real estate industry.  As of September 30, 2008, we showed non performing assets of $2.6 million compared to $1.2 million as of September 30, 2007. The non-performing assets ratio (non-performing assets/total loans) was .97% as of September 30, 2008 compared to 0.50% as of September 30, 2007. There have been $416,253 loans charged off and recoveries were $20,507 as of September 30, 2008, compared with $55,493 in charge offs and $14,066 in recoveries for the same period in 2007.

Non-interest Income

For the first nine months of 2008 non-interest income was $1.617 million and decreased 5.4% or $93,000 compared to the $1.710 million recorded in the comparable period in 2007.  Of the decrease, 65.2% was due to decreases in service charge income on deposit accounts.  Year-to-date income from service charges on deposit accounts has declined 5.7%, or $61,000, from $1.06 million in 2007 to $1.00 million in 2008.  There was a decrease of $72,000 in income from overdrafts and checks drawn against insufficient funds.

Other fee income declined 12.6% or $40,000 as of September 30, 2008 from $317,000 as of September 30, 2007 to $277,000. The lower income was a result of lower loan referral income, which was $62,000 as of September 30, 2007 compared to $35,000 in 2008, a decline of $27,000 or 43.8%. Also contributing to the decrease was a $14,000 decline in miscellaneous income, which declined from $21,000 as of September 30, 2007 to $7,000 for the same period of 2008, a decrease of 66.4%.

All other non-interest income showed a 2.3%, or $7,500, increase from $330,700 in 2007 to $338,200 in 2008.  This is largely a result of an increase in the income generated by bank owned life insurance policies.  Income on the policies was $312,000 as of September 30, 2007 compared to $319,000 as of September 30, 2008, an increase of $7,000.  The earnings on the policies will increase as the balances increase and if market rates increase, the income produced by these policies should also increase.

Non-Interest Expense

Total non-interest expense grew $379,000, or 5.6%, to $7.2 million for the first nine months of 2008 from  $6.8 million in the comparable period in 2007.  Non-interest expense on an annualized basis represented 3.24% of average total assets in 2008 compared with 3.21% in the comparable period in 2007.

Salaries and benefits increased $56,000, or 1.3%, from $4.174 million for the nine months ended September 30, 2007 to $4.230 million for the nine months ended September 30, 2008.  In 2008 we added employees to our loan administration team to better manage our loans and comply with new standards put in place by the Federal Financial Institutions Examination Council (FFIEC). Also, we have added a loan officer to better serve the customers. Additionally, we had additional accrual expense for our Supplemental Executive Retirement Plan as we have a senior executive retiring in early 2009.  At September 30, 2008 total full time equivalent employees were 55 compared to 50 as of September 30, 2007.  As of September 30, 2008, assets per employee were $5.8 million compared with $6.0 million as of September 30, 2007.

Expenses related to premises and equipment decreased 4.4% to $699,000 in 2008 from $731,000 for the same period in 2007.  The $32,000 decline in expense in 2008 is in large part the result of a 47.1%, or $25,000, decrease in expenses related to depreciation of computers and other equipment from $53,000 in 2007 to $28,000 in 2008. Also, software expense declined $23,000, or 33.1%, from $69,000 as of September 30, 2007 to $46,000 as of September 30, 2008. In 2008 we received $11,250 in lease income on a bank owned property, a $10,000 increase over 2007.

Other operating expenses increased 18.7% to $2.253 million in 2008 from $1.898 million in 2007, an increase of $355,000. All categories of all other non interest expense show increases except for our data processing, item processing and ATM processing expense, which showed a decline of $12,000 or 2.92% over 2007. The largest increase was in the area of FDIC and other insurances, with FDIC insurance increasing $94,000 or 475% from 2007. We anticipate our FDIC premiums will continue to increase to replenish the Bank Insurance Fund. We showed increases in professional fee expense of $79,000 or 10.6% from $744,000 in 2007 to $823,000 in 2008. The majority of this increase is a result of lower expense for director retirement due to adjustment credits of $155,693 made in 2007, while 2008 reflects the true expense of $45,000 year to date. Other operating expense shows an increase of $65,000 or 24.4% over 2007 from $266,000 as of September 30, 2007 to $331,000 as of September 30, 2008. In 2007 we purchased a California Affordable Housing investment which began amortizing in 2008. Our expense year to date is $57,000. We do receive tax credits to lower our taxes with this investment. Also contributing to the growth in all other non interest expense are increases in advertising/marketing, stationary and supplies, loan expense, operational losses and telephone and postage expense.

Provision for Income Taxes

The provision for income taxes declined to an effective tax rate of 33.24% for the first nine months of 2008 compared with 36.73% for the same period of 2007.  The lower effective tax rate is a reflection of tax benefits received for options exercised and tax credits resulting from the bank’s investment in California affordable housing. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

BALANCE SHEET ANALYSIS

Investments

Investment securities were $15.4 million at September 30, 2008, a 32.2% decrease from the $22.8 million at December 31, 2007 and a 40.3% decrease from $25.8 million at September 30, 2007.  The decline in the portfolio is a result of strong loan demand and the need to utilize maturing and called investments to fund loans.  We will usually maintain an investment portfolio of securities rated “A” or higher by Standard and Poor's and or Moody's Investors Service.  Local tax-exempt bonds are occasionally purchased without an “A” rating.

Securities are classified as held to maturity (HTM) if we have both the intent and the ability to hold these securities to maturity.  As of September 30, 2008, we had securities totaling $13.4 million with a market value of $13.5 million categorized as HTM.  Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.

Securities are classified as available for sale (AFS) if we intend to hold these debt securities for an indefinite period of time, but not necessarily to maturity.  Investment securities which are categorized as AFS are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity.  Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy.  Securities held in the AFS category are recorded at market value, which was $2.0 million compared to an amortized cost of $2.0 million as of September 30, 2008.

There were eleven municipal securities of $2.3 million in the HTM portfolio that were temporarily impaired as of September 30, 2008. There were no securities in a continuous loss position for 12 months or more as of September 30, 2008. Most of the securities that were impaired as of December 31, 2007 are in a gain position at this time due to the decline in interest rates. The eleven municipal securities which are impaired as of September 30, 2008 show  a loss of $30,404. It is our intent to carry the securities to maturity date, at which time we will receive face value for the securities at no loss.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses to the income statement are recognized upon sale, or at such time as management determines that a permanent decline in value exists.  In our opinion, there was no investment in securities at September 30, 2008 that constituted a material credit risk to the Company. The lower market value to amortized cost is a result of downgrades to the bond insuring companies. There continues to be some uncertainty in the market relative to the companies insuring the municipal securities that we hold. We are monitoring this situation very closely. Additionally, we monitor the underlying ratings of the municipalities who have issued the bonds and believe they will be able to fulfill their obligations and there will be no need to rely on the insurance companies for payment. When the insurance companies are down-graded it results in lower ratings on the securities and therefore affects their fair value.

Loans

Loan balances, net of deferred loan fees at September 30, 2008, were $263.7 million, an increase of 5.3% or $13.2 million over December 31, 2007 and an increase of 6.0% or $14.8 million over September 30, 2007. Real Estate Construction loans were $32.4 million or 12.3% of the portfolio as of September 30, 2008 and showed growth of $6.6 million, or 25.8%, over December 31, 2007 and a decline of 2.0%, or $650,000, over September 30, 2007. The increase and decrease are representative of the life cycle of construction loans with incremental draws to cover construction and pay offs when the construction is complete.

Consumer loans and real estate mortgage loans both showed growth over December 31, 2007 of 15.9% and 11.4% or $4.6 million and $2.0 million, respectively. Consumer loans grew 19.3% or $5.5 million over September 30, 2007, while real estate mortgages declined 3.3% or $680,000.

As of September 30, 2008, commercial loans were 67.3% of the portfolio and decreased $254,000, or 0.14%, from December 31, 2007 and increased 6.3% or $10.5 million over September 30, 2007.  Included in Commercial loans are loans made for commercial purposes and secured by real estate.

Lease Financing Receivables declined by 17.5% and 23.8% or $4,000 and $6,000, as of December 31, 2007 and September 30, 2007, respectively.  Customer interest in lease financing receivables has declined in our market and we do not anticipate this to change in the foreseeable future.

	September 30, 2008	Percentage of Total	December 31, 2007	Percentage of Total	September 30, 2007	Percentage of Total
Commercial	$177,735,467	67.3%	$177,989,391	70.9%	$167,252,231	67.1%
Consumer	33,793,414	12.8%	29,163,877	11.6%	28,323,568	11.4%
Real estate construction	32,419,685	12.3%	25,772,958	10.3%	33,071,124	13.2%
Real estate mortgage	19,992,413	7.6%	17,946,113	7.2%	20,672,173	8.3%
Leases	17,868	0.0%	21,665	0.0%	23,446	0.0%
	263,958,847	100.0%	250,894,004	100.0%	249,342,542	100.0%
Deferred loan fees and costs, net	(258,242)		(432,569)		(457,639)
Allowance for loan and lease losses	(4,157,471)		(3,723,217)		(3,800,095)

	$259,543,134		$246,738,218		$245,084,808

Risk Elements

The majority of our loan activity is with customers located within Sonoma County, California.  Approximately 89.8% of the total loan portfolio is secured by real estate located in our service area.  Significant concentrations of credit risk may exist if a number of loan customers are engaged in similar activities and have similar economic characteristics.  We believe we have policies in place to identify problem loans and to monitor concentrations of credits.

Based on its risk management review and a review of its loan portfolio, management believes that its allowance for loan losses for the quarter ending September 30, 2008 is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the loan loss reserve cannot be determined with precision, but is subject to periodic review, and could be susceptible to significant change in future periods.

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

A loan remains in a non-accrual status until both principal and interest have been current for nine months and meet cash flow or collateral criteria, or when the loan is determined to be uncollectible and is charged off against the allowance for loan losses, or in the case of real estate loans, is transferred to other real estate owned.  A loan is classified as a restructured loan when the interest rate is reduced, when the term is extended beyond the original maturity date, or other concessions are made, because of the inability of the borrower to repay the loan under the original terms. As of September 30, 2008 there were $915,000 in restructured loans and as of September 30, 2007 there were $508,000 in restructured loans, of these amounts $590,000 and $252,000, respectively, are included in non-accrual loans discussed below. OREO represents assets held through loan foreclosure or recovery activities. As of September 30, 2008 we had $320,000 classified as OREO compared to no OREO as of December 31, 2007 and September 30, 2007.

There were $1.9 million non-accrual loans and no loans 90 days or more past due and still accruing at September 30, 2008 up from $927,000 million non-accrual loans and no loans 90 days or more past due and still accruing at September 30, 2007, except for overdrafts of $63,000, which accrue $5.00 a day per overdrawn account. There were no overdrafts 90 days or more at September 30, 2008.  There were $1.5 million in non-accrual loans 90 days or more past due at September 30, 2008 and $662,000 loans in non-accrual status and 90 days or more past due as of September 30, 2007. Occasionally, we will have more loans in non-accrual status than are 90 days past due following the guidelines in the above paragraph or if management determines the collection of principal or interest is unlikely.

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

Worsening conditions in certain economic sectors and geographic areas could adversely affect the loan portfolio, necessitating larger provisions for loan losses than currently estimated. However, as of September 30, 2008 we believe overall the allowance for loan losses is adequate based on our analysis of conditions at that time.

At September 30, 2008, the allowance for loan losses was $4.2 million, or 1.58% of period end loans, compared with $3.7 million, or 1.49%, at December 31, 2007 and $3.8 million, or 1.53%, at September 30, 2007.

Net charge-offs to average loans increased when compared with the prior year.  We recorded net losses of $396,000 or 0.21% of average loans as of September 30, 2008 compared to September 30, 2007, which showed net charge offs of $42,000 or 0.02% of average loans.  The increase, although still low by industry standards, reflects our attention and effort in managing and collecting past due loans by encouraging the customer to bring them to a current status or to pay them off and management’s desire to quickly charge off a loan when it is determined to be uncollectible.  The prompt charge-off of loans improves the quality of the overall loan portfolio.

 An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.

	For the Nine Months Ended 9/30/08	For the Year Ended 12/31/07	For the Nine Months Ended 9/30/07
Balance beginning of year	$3,723,217	$3,276,972	$3,276,972
Charge-offs:
Commercial	(120,120)	(187,075)	0
Consumer	(296,133)	(63,901)	(55,943)
Total charge-offs	(416,253)	(250,976)	(55,943)
Recoveries:
Commercial	13,443	16,315	13,546
Consumer	7,064	906	520
Total recoveries	20,507	17,221	14,066

Net recoveries (charge-offs)	(395,746)	(233,755)	(41,877)
Provision charged to operations	830,000	680,000	565,000
Balance end of period	$4,157,471	$3,723,217	$3,800,095
Ratio of net charge-offs annualized to average loans	0.21%	0.10%	0.01%
Balance in allowance as a percentage of loans outstanding at period end	1.58%	1.49%	1.53%

Deposits

A comparative schedule of average deposit balances is presented in the table on page 11; period end and year-end deposit balances are presented in the following table.

	September 30, 2008	Percentage of Total	December 31, 2007	Percentage of Total	September 30, 2007	Percentage of Total

Interest-bearing transaction deposits	$28,306,822	11.5%	$30,135,049	12.8%	$27,746,096	12.1%
Savings deposits	81,724,337	33.0%	73,528,081	31.1%	74,197,697	32.4%
Time deposits, $100,000 and over	51,394,535	20.8%	44,160,741	18.7%	44,423,070	19.4%
Other time deposits	31,767,944	12.8%	29,634,626	12.6%	28,856,247	12.6%
Total interest-bearing deposits	193,193,638	78.1%	177,458,497	75.2%	175,223,110	76.5%
Demand deposits	54,162,469	21,9%	58,589,202	24.8%	53,712,752	23.5%
Total deposits	$247,356,107	100.0%	$236,047,699	100.0%	$228,935,862	100.0%

Total deposits increased by $11.3 million, or 4.8%, during the nine months of 2008 to $247.4 million from $236.0 million at December 31, 2007, and increased by $18.4 million or 8.0 % from $228.9 million as of September 30, 2007.  Time deposits greater than $100,000, savings deposits and other time deposits showed increases over year-end 2007.  Time deposits greater than $100,000 showed strong growth of 16.4%, or $7.2 million, and were $51.4 million as of September 30, 2008 compared to $44.2 million at year-end 2007.  Savings deposits of $81.7 million increased $8.2 million, or 11.1%, from $73.5 million at December 31, 2007.  Other time deposits showed growth of 7.2%, or $2.1 million, and were $31.8 million as of September 30, 2008 compared to $29.6 million at December 31, 2007.

Both non-interest bearing demand deposits and interest bearing checking show decreases. Non-interest bearing demand declined $4.4 million, or 7.6%, from $58.6 million as of December 2007 to $54.2 million as of September 30, 2008.  Interest-bearing checking declined to $28.3 million, a 6.1%, or $1.8 million decline from $30.1 million as of December 31, 2007. As rates have been declining, customers have been moving deposits to higher yielding accounts.

Capital

Our subsidiary, Sonoma Valley Bank (the “Bank”) is subject to FDIC regulations governing capital adequacy.  The FDIC has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.  Under the current guidelines, as of September 30, 2008, the Bank was required to have minimum Tier 1 and total risk-based capital ratios of 4% and 8%, respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier 1 and total risk-based capital ratios to be 6% and 10%, respectively.

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

Based on the FDIC's guidelines, the Bank's total risk-based capital ratio at September 30, 2008 was 11.40% and its Tier 1 risk-based capital ratio was 10.15%.  The Bank's leverage ratio was 9.81%.  All the ratios exceed the minimum guidelines of 8.00%, 4.00% and 4.00%, respectively.  The Company’s total risk based capital, Tier 1 risk based capital and leverage ratios at September 30, 2008, were 11.45%, 10.20% and 9.86%, respectively.

In February 2001, we approved a program to repurchase Sonoma Valley Bancorp stock up to $1.0 million, and in August 2002 we approved the repurchase of an additional $1.0 million of Sonoma Valley Bancorp stock.  As of December 31, 2005, $1,580,162 had been repurchased and retired, net of options which were exercised and then subsequently repurchased and retired.  In February 2006 we approved the repurchase of 60,000 shares of Sonoma Valley Bancorp stock, in October 2006 we approved an additional 60,000 shares of Sonoma Valley Bancorp stock and in July, 2007 we approved an additional 60,000 shares of Sonoma Valley Bancorp stock.  During the twelve months ended December 31, 2006, 55,028 shares were repurchased and retired, of which 15,035 shares, or $364,729, were a part of the amount approved in August 2002.   As of December 31, 2007, 100,415 shares had been repurchased and retired.  As of September 30, 2008, no shares have been repurchased and retired. Refer to page 13, for a discussion of the changes in capital and pages 5 and 6 for the table of Statement of Changes in Shareholders’ Equity.

We believe that the Bank's current capital position, which exceeds guidelines established by industry regulators, is adequate to support our business.

Off Balance Sheet Commitments

Our off-balance sheet commitments consist of commitments to extend credit and standby letters of credit.  These commitments are extended to customers in the normal course of business.  Unfunded  loan commitments were $46.6 million at September 30, 2008 and $52.2 million at September 30, 2007. Standby letters of credit outstanding were $118,000 at September 30, 2008 and $348,000 at September 30, 2007.  We also have contractual obligations consisting of operating leases for various facilities and payments to participants under our supplemental executive retirement plan and deferred compensation plan. We believe our available liquidity is sufficient to accommodate existing contingent obligations listed above.

Liquidity Management

Our liquidity is determined by the level of assets (such as cash, federal funds sold and available-for-sale securities) that are readily convertible to cash to meet customer withdrawal and borrowing needs.  Deposit growth also contributes to our liquidity.  We review our liquidity position on a regular basis to verify that it is adequate to meet projected loan funding and potential withdrawal of deposits.  We have a comprehensive Asset and Liability Policy which we use to monitor and determine adequate levels of liquidity.  As of September 30, 2008, our primary liquidity ratio (adjusted liquid assets to deposits and short term liabilities) was 7.67% compared to 6.30% as of September 30, 2007. Available liquidity, which includes the ability to borrow at the Federal Home Loan Bank, was 37.9% as of September 30, 2008 and 36.5% as of September 30, 2007.  Management expects that liquidity will remain adequate throughout 2008, as deposit growth keeps pace with loan growth.  Any excess funds will be invested in quality liquid assets, such as U.S. Treasury and Agency securities.  Management believes that the Company has adequate liquidity and capital resources to meet its short-term and long-term commitments.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes. Using computer-modeling techniques, we are able to estimate the potential impact of changing interest rates on earnings.  A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e., deposits/borrowings) positions as the beginning base.  The forecast balance sheet is processed against five interest rate scenarios.  The scenarios include 100 and 200 basis point rising rate forecasts, a flat rate forecast and 100 and 200 basis point falling rate forecasts which take place within a one year time frame.  The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon.  Our 2008 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from September 30, 2008 balances.  The following table summarizes the effect on net interest income (NII) of 100 and 200 basis point changes in interest rates as measured against a constant rate (no change) scenario.

Interest Rate Risk Simulation of Net Interest Income as of September 30, 2008
(dollars in thousands)

Variation from a constant rate scenario	$ Change in NII
+200bp	$ 95
+100bp	$ (19)
-100bp	$ (495)
-150bp	$ (623)

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

A positive cumulative gap may be equated to an asset sensitive position.  An asset sensitive position in a rising interest rate environment will cause a bank's interest rate margin to expand.  This results as floating or variable rate loans reprice more rapidly than fixed rate certificates of deposit that reprice as they mature over time.  Conversely, a declining interest rate environment will cause the opposite effect.  A negative cumulative gap may be equated to a liability sensitive position.  A liability sensitive position in a rising interest rate environment will cause a bank's interest rate margin to contract, while a declining interest rate environment will have the opposite effect. The  table on the previous page shows net interest income declining both when rates increase and when rates decline.  Although we are usually asset sensitive which would cause the Bank’s net interest margin to expand, the negative change in net interest income shows both in a rising and declining rate environment.  The decline in the rising rate environment is a result of management’s conservative evaluation of the pressure to increase rates on deposits, which temporarily causes the decline in the net interest margin.

The following table sets forth the dollar amounts of maturing and/or repricing assets and liabilities for various periods. This does not include the impact of prepayments or other forms of convexity caused by changing interest rates.  Historically, this has been immaterial and estimates for them are not included.

We have more liabilities than assets repricing during the next year. Usually because our asset rates change more than deposit rates, our interest income will change more than the cost of funds when rates change.  For the current quarter, we are making a more conservative assumption.  Historically, we have been able to raise or lower deposit rates with a delay to loan rate changes, however market demands are creating pressure to raise interest rates on deposits.  Therefore, for a period of time, we have chosen to use the simulation to forecast deposits rates rising quite rapidly in a rising rate environment and we are unable to lower deposit rates in a falling rate environment.  This causes the net interest margin to shrink and net interest income to decline in both a rising and falling rate environment.  The table below indicates that we are liability sensitive for the first six months. During the seven to twelve month period, we show more assets than liabilities repriceable in the seven to twelve month category.  Still at the end of the twelve month cycle, the rate sensitive gap shows $46.4 million more in liabilities than assets repricing.

We control long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of September 30, 2008 for our interest-bearing assets and interest-bearing liabilities, and our interest rate sensitivity gap as a percentage of total interest-earning assets.  Of the $121.7 million in fixed rate assets over 12 months, shown in the table below, $29.9 million are long term assets over five years.  This $29.9 million compares favorably to the $84.3 million in demand and core deposits and equity.

SEPTEMBER 30, 2008 (dollars in thousands)	Immediate Reprice	Up to 3 Months	4 to 6 Months	7 to 12 Months	Over 12 Months	Total
FFS + overnight IBB	$15,382					$15,382
Securities + Other IBB	0	$1,001	$460	$920	$13,038	15,419
Loans	62,916	11,363	26,822	49,813	108,629	259,543
Total RSA	$78,298	$12,364	$27,282	$50,733	$121,667	$290,344

MMDA/NOW/SAV	$110,031					$110,031
CD’s <$100k	0	$12,712	$8,242	$8,242	$2,572	31,768
CD’s >$100k	0	24,837	18,440	4,610	3,508	51,395
Borrowings	3,000	0	10,000	15,000	5,000	33,000
Total RSL	$113,031	$37,549	$36,682	$27,852	$11,080	$226,194

GAP	$(34,733)	$(25,185)	$(9,400)	$22,881	$110,587	$64,150
Cumulative	$(34,733)	$(59,918)	$(69,318)	$(46,437)	$64,150
% Assets	-11.0%	-18.9%	-21.9%	-14.7%	20.2%

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

The Bank has only moderate market risk in investments because the average maturity in the portfolio is not very long, except for municipals, which are held to maturity (see page 16 for discussion of investments).  The portfolio should decline in value only about 1.6% or $371,000 for a 1% increase in rates.  The gain in value if rates fall would be somewhat less, because there are some callable bonds.  Marking-to-market available for sale securities when rates change would add only modest volatility to a strong level of equity.  This market risk acts to offset the interest rate risk (i.e. if rates decline and NIM is squeezed, there would be a concurrent gain in the value of securities).

SONOMA VALLEY BANCORP
AVERAGE BALANCES/YIELDS AND RATES PAID
For the three months ended September 30, 2008 and 2007

	2008			2007
ASSETS Interest-earning assets:	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Loans(2):
Commercial	$175,215,278	$3,134,791	7.10%	$162,612,801	$3,324,486	8.11%
Consumer	32,782,080	578,947	7.01%	28,119,644	604,205	8.52%
Real estate construction	29,788,071	569,324	7.58%	30,537,890	680,547	8.84%
Real estate mortgage	19,796,888	348,622	6.99%	19,269,345	364,242	7.50%
Tax exempt loans (1)	2,168,815	45,018	8.24%	2,277,726	47,232	8.23%
Leases	18,459	539	11.58%	24,574	540	8.72%
Unearned loan fees	(276,328)			(468,206)
Total loans	259,493,263	4,677,241	7.15%	242,373,774	5,021,252	8.22%
Investment securities
Available for sale:
Taxable	2,040,040	14,553	2.83%	10,597,367	98,813	3.70%
Hold to maturity:
Tax exempt (1)	13,651,033	196,700	5.72%	15,769,055	231,924	5.84%
Total investment securities	15,691,073	211,253	5.34%	26,366,422	330,737	4.98%
Federal funds sold	23,555	76	1.28%	0	0	0.00%
FHLB stock	1,477,089	24,298	6.53%	1,484,729	17,966	4.80%
Total due from banks/interest-bearing	3,055,401	5,953	.77%	402,608	4,325	4.26%
Total interest-earning assets	$279,740,381	$4,918,821	6.98%	$270,627,533	$5,374,280	7.88%
Noninterest-bearing assets:
Reserve for loan losses	(4,087,362)			(3,766,517)
Cash and due from banks	5,510,959			5,525,097
Premises and equipment	792,107			846,480
Other real estate owned	320,416			0
Other assets	17,010,745			15,955,967
Total assets	$299,287,246			$289,188,560
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest- bearing deposits
Interest-bearing transaction	$29,773,852	$12,457	0.17%	$27,409,466	$11,150	0.16%
Savings deposits	79,737,471	348,426	1.73%	74,566,298	484,318	2.58%
Time deposits over $100,000	51,496,000	442,232	3.41%	43,504,451	526,022	4.80%
Other time deposits	31,748,081	252,826	3.16%	28,914,266	330,872	4.54%
Total interest-bearing deposits	192,755,404	1,055,941	2.17%	174,394,481	1,352,362	3.08%
Federal funds purchased	539,674	2,578	1.90%	0	0	0.00%
Other borrowings	17,524,412	177,344	4.01%	27,968,387	356,056	5.05%
Total interest-bearing liabilities	210,819,490	$1,235,863	2.33%	202,362,868	$1,708,418	3.35%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	51,086,420			53,594,997
Other liabilities	6,960,284			5,988,389
Shareholders' equity	30,421,052			27,242,306
Total liabilities and shareholders' equity	$299,287,246			$289,188,560
Interest rate spread			4.65%			4.53%
Interest income		$4,918,821	6.98%		$5,374,280	7.88%
Interest expense		1,235,863	1.75%		1,708,418	2.50%
Net interest income/margin		$3,682,958	5.23%		$3,665,862	5.38%

(1)	Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2008 and 2007.
(2)
Non accrual loans have been included in loans for the purposes of the above presentation.  Loan fees of approximately $73,855 and $121,807 for the three months ended September 30, 2008 and 2007, respectively, were amortized to the appropriate interest income categories.

For the Three Month Periods
Ended September 30, 2008 and 2007

Overview

We reported net income of $916,075 for the third quarter of 2008 compared with $1,092,504 for the third quarter of 2007.  On a per share basis, net income for the three months ended September 30, 2008 equaled $0.41 per share compared with $0.49 per share during the same period in 2007, see page 4 for the comparative detail.

Return on average total assets on an annualized basis for the three months ended September 30, 2008 and 2007 was 1.22% and 1.51%, respectively.  Return on average shareholders' equity on an annualized basis for the three months ended September 30, 2008 and 2007 was 12.05% and 16.04%, respectively. The decrease in the return on equity is a result of the decline in earnings and the increase in average equity experienced in the third quarter of 2008 when compared to 2007.  Net income showed a decrease of 16.1%, or $176,429, from $1,092,504 to $916,075 as of September 30, 2007 and 2008, respectively.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, adjusted to a fully taxable equivalent basis, increased slightly by $17,000 to $3.683 million for the three months ended September 30, 2008 from $3.666 million for the same period of 2007.  Net interest income on a fully taxable equivalent basis, as shown on the table -Average Balances/Yields and Rates Paid on page 26, is higher than net interest income on the statements of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($82,184 in 2008 and $94,913 in 2007, based on a 34% federal income tax rate).

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning  assets, is referred to as net interest margin.  Our net interest margin for the third quarter of 2008 decreased 15 basis points to 5.23% from 5.38% for the quarter ended September 30, 2007.  The slight decrease in net interest margin is a result of the net effect of a $455,000 decrease in interest income offset by a slightly larger decrease in interest expense of $472,000, showing a net increase of $17,000.  For the three months ended September 30, 2008, the yield on average earning assets has decreased 90 basis points, while the yield on interest bearing liabilities decreased 102 basis points from 3.35% for the three months of 2007 to 2.33% for the three months period ended September 30, 2008.  The Federal Reserve Bank has continued to lower rates.  As of September 30, 2008 the federal funds rate was 2% and the prime rate was 5% down approximately 300 basis points on average from the same time last year.

Interest Income

Interest income for the three months ended September 30, 2008 decreased by $455,000 to $4.9 million, an 8.5% decrease over the $5.4 million realized during the same period in 2007.  The gain in volume of average balances was responsible for a $214,000 increase in interest income and a $669,000 decrease in income was related to lower interest rates, resulting in a net decline in interest income of $455,000.

Interest Expense

Total interest expense for the three months ended September 30, 2008 decreased by $473,000 to $1.2 million compared with $1.7 million in the same period of 2007.  The average rate paid on all interest-bearing liabilities for the third quarter of 2008 decreased 102 basis points to 2.33% from 3.35% in the third quarter of 2007, and average balances for the third quarter of 2008 increased to $210.8 million from $202.4 million in the same period of 2007, a 4.2% gain.

The gain in volume of average balances accounted for a $11,000 increase in interest expense while a decline of $484,000 was related to lower interest rates paid, resulting in a $473,000 decrease in interest expense for the third quarter of 2008.

Individual components of interest income and interest expense are provided in the table - Average Balances/Yields and Rates Paid on page 26.

Provision for Loan Losses

The provision for loan losses was $300,000 during the third quarter of 2008 compared to the $140,000 provision for the third quarter of 2007.  The increase in the provision is the result of managements' evaluation and assessment of the loan portfolio in light of current economic conditions.  In addition, the Company has continued to experience growth in loan volume.

Non-interest Income

Non-interest income of $529,000 for the third quarter of 2008 represented a decrease of $52,000, or 9.0%, from the $581,000 for the comparable period in 2007.  Contributing to this variance was a decline in service charges on deposit accounts which decreased $23,000, or 6.6%, from $349,000 for the quarter ended September 2007 to $326,000 for the quarter ended September 2008.  Loan referral income is down 64.1%, or $16,000, from $37,000 for the third quarter 2007 to $9,000 for the same period in 2008.  Credit card merchant fees also declined $10,000, or 18.5%, from $51,000 at September 30, 2007 to $42,000 at September 30, 2008.

Non-interest Expense

For the third quarter of 2008, non-interest expense was $2.45 million compared with $2.33 million for the same period in 2007, representing an increase of $123,000, or 5.3%.  Contributing to the increase in non-interest expense was salaries and benefits expense of $1.414 million which increased $27,000 or 2.0% compared with $1.387 million for the three months ended September 30, 2007.  At September 30, 2008 and September 30, 2007, total full-time equivalent employees were 55 and 50, respectively.

The expenses for premises and equipment declined 4.2% from $244,000 for the third quarter of 2007 to $234,000 in 2008.  The $10,000 decrease in expense in 2008 is a result of computer and equipment being fully depreciated.

Other non-interest expenses for the three months ended September 30, 2008 increased 15.2%, or $106,000, to $805,000 compared to $699,000 for the same period of 2007.  The increase is a result of increases in FDIC and other insurance which increased $37,000 from $35,000 to $71,000 for third quarters 2007 and 2008, respectively. The 2008 increase in FDIC Insurance is responsible for this increase. Expense for professional fees increased $36,000 or 12.4% from $288,000 for third quarter 2007 to $324,000 for third quarter 2008. Advertising and marketing expenses increased 44.3% from $64,000 the three months ended September 2007 to $93,000 for the same period in 2008. The additional expenditure helped reinforce our presence in the community during these troubled economic times.

Provision for Income Taxes

The provision for income taxes decreased to an effective tax rate of 33.4% in the third quarter of 2008 compared with 35.0% for the comparable period in 2007.  The lower effective tax rate is a reflection of tax credits resulting from the Company’s investment in California affordable housing.  Income taxes reported in the financial statement include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information regarding Quantitative and Qualitative Disclosures about Market Risk appears on page 23 through 25 under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations -B Market Risk Management” and is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2008, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or, are reasonably likely to materially affect our internal controls over financial reporting.

Part II

Item 1.                                      LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings arising in the ordinary course of business.  We are not currently a party to, nor are any of our properties the subject of, any material pending legal proceedings.

Item 2.                                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following chart summarizes our repurchases of common shares as part of our publicly announced repurchase plan.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (1) (2)
Month #1: 7/1/08- 7/31/08	0	$.00	0	39,592
Month #2: 8/1/08- 8/31/08	0	$.00	0	39,592
Month #3: 9/1/08– 9/30/08	0	$.00	0	39,592
Total	0	$.00	0	39,592

(1)	On January 17, 2001 a repurchase program was approved up to $1,000,000. On August 21, 2002 an additional $1,000,000 was approved. The program has no expiration date.
(2)
On February 15, 2006, 60,000 shares were approved for repurchase and on October 18, 2006 an additional 60,000 shares were approved for repurchase and on July 18, 2007, an additional 60,000 share were approved for repurchase.  The repurcash approved has no expiration date.

Item 3.                                      DEFAULTS UPON SENIOR SECURITIES

None

Item 4.                                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.                                      OTHER INFORMATION

The Company previously entered into severance agreements with its executive officers. The agreements include provisions for severance payments in certain circumstances including change of control of the Company. The severance agreements have been revised and amended to comply with Section 409A of the Internal Revenue Code.  The Board of Directors of the Company considers these agreements to provide the named executive officers with the ability to make appropriate, informed decisions on strategy and direction of the Company that may adversely impact their particular positions, but nevertheless are appropriate for the Company and its shareholders. Our Board believes that companies should provide reasonable severance benefits to employees, recognizing that it may be difficult for them to find comparable employment within a short period of time and that severance arrangements may be necessary to attract highly qualified officers in a competitive hiring environment.

Under the severance agreements, in general, in the event the executive is terminated without cause the executive is entitled to a severance payment equal one year of base salary for the Chief Financial Officer and the Chief Operating Officer and two years of base salary for the Chief Executive Officer and the President and Chief Administrative Officer. The form of severance agreement is attached to this report as an Exhibit, and the terms and conditions incorporated herein. The foregoing statements are not intended to be a complete description of all terms and conditions.

Item 6.                                      EXHIBITS

Exhibits

10.13	Sonoma Valley Bank Severance Agreement for Executive Officers [Form of]
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOMA VALLEY BANCORP
(Registrant)

Date:	November 5, 2008	/s/ Mel Switzer, Jr.
Mel Switzer, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 5, 2008	/s/ Mary Dieter Smith
Mary Dieter Smith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)