Form 10-K
period 2008-12-31
SONOMA VALLEY BANCORP
filed 2009-03-20
CIK 1120427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
[ ] Yes [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.
Large Accelerated  Filer [  ]                  Accelerated Filer[  ]
Non-accelerated filer [ X ]                    Smaller Reporting Filer[  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  [ ] Yes [ X ] No

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $41,567,872 based on the closing sale price as reported on the Over the Counter Bulletin Board (“OTC Bulletin Board”).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class                                                                Outstanding at March 9, 2009
Common Stock, no par value per share                                           2,313,821

            DOCUMENTS INCORPORATE BY REFERENCE

The information required by Items 10,11,12,13 and 14 of Part III are incorporated by reference to the registrant’s proxy statement, which will be filed within 120 days of the registrant’s year end.

With the exception of historical facts stated herein, the matters discussed in this Form 10-K are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operation of Sonoma Valley Bancorp's (“the Company”) wholly owned subsidiary, Sonoma Valley Bank (“the Bank”), projected costs and expenses related to operations of the bank’s liquidity, capital resources, and the availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this Form 10-K, the following:

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

(iii)
Changing business, banking, or regulatory conditions or policies, or new legislation, affecting the Bank’s activities at either the state or federal level, including the Emergency Economic Stabilization Act of 2008 and related programs such as the U.S. government’s Troubled Assets Relief Program and any new legislation adopted by Congress and the administration of President Barack Obama, that could lead to changes in the competitive balance among financial institutions, restrictions on bank activities, changes in costs, including deposit insurance premiums, for particular financial institutions or financial institutions generally, declines in consumer confidence in depository institutions generally or certain financial institutions in particular or changes in the secondary market for bank loan and other products;

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

The business operations of the Company continue to be conducted through its wholly-owned subsidiary, Sonoma Valley Bank ("Bank"), which began commercial lending operations on June 3, 1988. In addition to its main branch located in Sonoma, California, the Bank also operates two additional branch offices, one branch office is located in Glen Ellen, California.  In March 2004, the Bank opened another branch office, Banco de Sonoma, located in Boyes Hot Springs, California.  The following discussion, although presented on a consolidated basis, analyzes the financial condition and results of operations of the Bank for the twelve month period ended December 31, 2008.

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

The business of the Bank is not seasonal.  The Bank intends to continue with the same basic commercial banking activities with which it has operated since beginning operations June 3, 1988.  Retail deposit gathering activities at the branches comprise the bulk of sources for lending.  The Bank has approved borrowing levels at the Federal Home Loan Bank for temporary funding needs.

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

The Bank's primary service area is currently served by branches of eight other banks (including four major banks:  Citigroup, Bank of America, Wells Fargo Bank and J.P. Morgan Chase).  In order to compete with the major financial institutions in its primary service area, the Bank uses its flexibility as an independent bank.  This includes emphasis on specialized services and personalized attention.

In the event there are customers whose loan demands exceed the Bank's lending limit, the Bank seeks to arrange for such loans on a participation basis with other financial institutions and intermediaries.  The Bank also is able to assist those customers requiring other services not offered by the Bank by obtaining those services through its correspondent banks.

Concentration of Credit Risk

The majority of the Bank's loan activity is with customers located within the county of Sonoma.  While the Bank has a diversified loan portfolio, approximately 91.3% of these loans are secured by real estate in its service area.  This concentration for the year ending December 31, 2008 is presented below:

(in thousands of dollars)
Secured by real estate:
Construction/land development	$49,269
Farmland	7,513
1-4 family residences	58,278
Commercial/multi-family	129,012

Employees

As of December 31, 2008, the Company employed 54 full-time equivalent employees.

Website Access

We maintain a website where certain information about the Bank is posted. Through the website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendment to those reports, as well as Section 16 reports and amendments, are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These reports are free of charge and can be accessed through the web address www.SonomaValleyBank.com by selecting the Investor Relations Tab- SEC Filings link. Further, certain corporate charters and policies are also posted on this site, and are similarly available without charge.

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

As a California state-licensed bank, the Bank is subject to regulation, supervision and periodic examination by the California Department of Financial Institutions.  The Bank is also subject to regulation, supervision, and periodic examination by the FDIC.  The Bank is not a member of the Federal Reserve System, but is nevertheless subject to certain regulations of the Board of Governors of the Federal Reserve System.  As a state bank, the Bank's deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $250,000 per depositor in most cases.  For this protection, the Bank pays a quarterly assessment.

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

Sarbanes-Oxley Act of 2002

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

Section 404 of Sarbanes-Oxley requires the SEC to prescribe rules requiring the inclusion of an internal control report in each annual report.  Accordingly, in the annual report for December 31, 2008, management has included a report on the effectiveness of the Company’s internal controls.  The Company retained the services of a consulting firm to assist management and staff with this process.  There can be no assurances that the evaluation required by Sarbanes-Oxley will not result in the identification of significant control deficiencies at some point or that the Company’s auditors will be able to attest to the effectiveness of our internal controls over financial reporting. The Company’s independent auditors are required to attest to and report on management’s assessment of internal control beginning the year ending December 31, 2009.

Regulation W

The FRB on October 31, 2002 approved a final Regulation W that comprehensively implements sections 23A and 23B of the Federal Reserve Act.  Sections 23A and 23B and Regulation W restrict loans by a depository institution to its affiliates, asset purchases by a depository institution from its affiliates, and other transactions between a depository institution and its affiliates.  Regulation W unifies in one public document the FRB’s interpretations of sections 23A and 23B.

Regulatory Capital Treatment of Equity Investments

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

USA Patriot Act

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

Merchant Banking Investments

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

Financial Services Modernization Act of 1999

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

The U.S. federal bank regulatory agencies’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “Basel Committee”).  The Basel Committee is a committee of central banks and bank supervisors from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply.  In January 2001, the Basel Committee on Banking Supervision issued a proposal for a "New Capital Accord".  The New Capital Accord incorporates a three-part framework of minimum capital requirements, supervisory review of an institution's capital adequacy and internal assessment process, and market discipline through effective disclosure to encourage safe and sound banking practices.  To remain a financial holding company, a company must remain “well capitalized” and “well managed”.  “Well managed” means that at their most recent examination the bank received a satisfactory composite rating and at least a satisfactory rating for management.  The federal banking agencies are required to take "prompt corrective action" in respect of depository institutions and their bank holding companies that do not meet minimum capital requirements. FDIC established five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized".  A depository institution's capital tier, or that of its bank holding company, depends upon where its capital levels are in relation to various relevant capital measures, including a risk-based capital measure and a leverage ratio capital measure, and certain other factors.  As of December 31, 2008, the Company and Bank are “well capitalized” and “well managed”.

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

Emergency Economic Stabilization Act of 2008.  In response to global credit and liquidity issues involving a number of financial institutions, the United States government, particularly the United States Department of the Treasury (the "Treasury") and the FDIC, have taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including capital injections, guarantees of bank liabilities and the acquisition of illiquid assets from banks.

                 On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the "EESA") was signed into law. Pursuant to the EESA, the U.S. Treasury was granted the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and has proposed several programs, including the purchase by the U.S. Treasury of certain troubled assets from financial institutions (the "Troubled Asset Relief Program") and the direct purchase by the U.S. Treasury of equity of healthy financial institutions (the "Capital Purchase Program").

On February 20, 2009, the Company, entered into a Letter Agreement, including a Securities Purchase Agreement - Standard Terms incorporated therein  (collectively,  the "Agreement"),  with the  Treasury  pursuant  to  the Capital Purchase Program.  Under the  terms of  the Agreement,  the Company  issued to the Treasury, on February 20, 2009,  8,653 shares of senior preferred stock (“Series A Preferred Stock”) and a warrant (the "Warrant") to acquire up to  433.00433 shares of a  separate  series of senior preferred stock (“Series B Preferred  Stock”)  for  an aggregate  purchase price  of $8,653,000.  Pursuant to  the  terms  of the Warrant,  the Treasury  exercised  the Warrant on February 20, 2009 and  paid the exercise price  by having the Company withhold, from  the  shares of  Series B Preferred  Stock  that would otherwise be delivered to the Treasury upon such exercise, shares of Series B Preferred Stock issuable upon exercise of the Warrant  with an aggregate liquidation amount equal in value to the aggregate exercise price of $4.33.

The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and at a rate of  9% per year thereafter, but will be paid only if, as and when declared by the Company's board of directors.  The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.  The Series A Preferred Stock is generally non-voting, other than class voting on certain matters that could adversely affect the Series A Preferred Stock.  The Series B Preferred Stock has the same rights, preferences, privileges, and voting rights as the Series A Preferred Stock, except that the Series B Preferred Stock will pay dividends immediately at the rate of 9% per year and may not be redeemed until all the Series A Preferred Stock has been redeemed.  The Agreement contains limitations on certain actions of the Company, including, but not limited to, payment of dividends, redemptions and acquisitions of Company equity securities.  In addition, the terms Agreement subject the Company to certain executive compensation limitations as set forth in the EESA.

American Recovery and Reinvestment Act of 2009. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the "ARRA") was signed into law. Section 7001 of the ARRA amended Section 111 of the EESA in its entirety. While the Treasury must promulgate regulations to implement the restrictions and standards set forth in Section 7001, the ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by the EESA. Such restrictions apply to any entity that has received or will receive financial assistance under the Troubled Asset Recovery Program, and shall generally continue to apply for as long as any obligation arising from financial assistance provided under TARP, including preferred stock issued under the Capital Purchase Program, remains outstanding. These ARRA restrictions shall not apply to any Troubled Asset Recovery Program recipient during such time when the federal government (i) only holds any warrants to purchase common stock of such recipient or (ii) holds no preferred stock or warrants to purchase common stock of such recipient. As a result of our participation in the Capital Purchase Program, the restrictions and standards set forth in Section 7001 of the ARRA shall be applicable to the Company, subject to regulations promulgated by the Treasury. Pursuant to Section 7001(g) of the ARRA, the Company shall be permitted to repay the capital it received under the Capital Purchase Program, subject to consultation with the Federal Reserve, without regard to certain repayment restrictions in the Agreement.

Accounting Pronouncements

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

Share Based Payments as Participating Securities

In June 2008, the Financial Accounting Standard Board (FASB) issued Staff Position No. EITF 03-6-1 that addresses whether instruments granted in share-based payment transactions are participation securities prior to vesting and, therefore need to be included in the earnings allocation in computing earnings per share. This Staff Position is effective for financial statements issued for the fiscal years beginning after December 15, 2008.

Statistical Data

The following information is required by Industry Guide 3, "Statistical Disclosure by Bank Holding Companies".  The averages shown have been calculated using the average daily balance.
Sequential Page
Number
I.	Distribution of Assets, Liabilities and Shareholder’s
Equity; Interest Rates and Differential

	A. Average balance sheets	35
	B. Analysis of net interest earnings	35
	C. Rate/volume analysis	36

II.	Investment Portfolio

	A. Book value (Amortized Cost) of investments	66
	B. Weighted average yield and maturity	35,41,48 and 67
	C. Securities of issuer exceeding ten percent of equity	None

III.	Loan Portfolio

	A. Types of loans	35 and 69
	B. Maturities and sensitivities of loans to change in interest rates	48 and 70
C. Risk elements
	1. Non-accrual, past due, and restructured loans	42 and 70
	2. Potential problem loans	None
	3. Foreign outstandings	None
	4. Loan concentrations	41 and 85

	D. Other Interest-Bearing Assets	None

IV.	Summary of Loan Loss Experience	42 and 70

V.	Deposits

	A. Average balances and average rates paid	35
	B. Other categories of deposits	None
	C. Foreign outstandings	None
	D. Maturity of time deposits greater than $100,000	48
	E. Maturity of foreign time deposits greater than $100,000	None

VI.	Return on Equity and Assets	29 and 32

VII.	Short-term Borrowings	72

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

As of December 31, 2008, approximately 91.3% of the Company’s loan portfolio is directly or indirectly secured by real property.  Because the Company’s loan portfolio contains a significant number of construction, commercial and residential real estate loans, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, construction and commercial real estate loans.

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

The Congressional and regulatory response to the current economic and credit crisis could have an adverse effect on our business.

               Federal and state legislators and regulators are expected to pursue increased regulation of how banks are operated and how loans are originated, purchased, and sold as a result of the current economic and credit crisis. Changes in the lending market and secondary markets for loans and related congressional and regulatory responses may impact how the Bank makes and underwrites loans and otherwise conducts its business. We are unable to predict whether any legislative or regulatory initiatives or actions will be implemented, what form they will take, whether they will be directed at the Bank, or whether such initiatives or actions, once they are initiated or taken, will thereafter continue to change. Any such actions could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations.

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
▪
Economic conditions in the financial industry, including further contractions on liquidity of financial institutions, Federal policies on interest rates and lending practices, and deterioration in other regional factors such as housing and commercial property defaults.

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

The Sonoma Branch is located at 202 W. Napa Street, Sonoma.  The building contains approximately 6800 square feet and has been subleased on a long-term basis (the initial term expires in 2009, with option to extend for two additional five-year terms).  The office is considered by management to be well maintained and adequate for the purpose intended.  Lease payments made in 2008 totaled $273,721 compared to the $263,194 paid in 2007.  The lease provides for future annual rents to be adjusted for changes in the Consumer Price Index ("CPI"), with a minimum annual increase of 4%, effective each March 1st.

The Glen Ellen Branch is located at 13751 Arnold Drive, Glen Ellen.  The facility is 525 square feet.  The facility is leased for a five year term expiring in 2013 with the option to extend for one additional five year term.  Lease payments made in 2008 totaled $15,560 compared to $15,294 in 2007.  The lease provides for future annual rents to be adjusted for changes in the CPI, with a minimum annual increase of 4% effective April 1st of each year.

The Banco de Sonoma Branch, which opened in March 2004, is located at 18615 Sonoma Hwy, Suite 108, Boyes Hot Springs, California.  The facility is 1200 square feet.  The facility is leased for a five year term expiring in 2009 with options to extend for two additional five year terms.  Lease payments in 2008 totaled $20,442 compared to $22,125 in 2007.  The reduction in lease expense for 2008 was due to a credit adjustment for CAM charges for prior years.  The lease provides for future annual rents to be adjusted for changes in the CPI effective February 1st of each year.

In July 1995, the Bank entered into a lease for the building located at 463 Second Street West (the “Operations Center”).  The building contains approximately 2400 square feet and has been leased on a long term basis to coincide with the Sonoma Branch lease.  The initial term and the first option expired in 2000 and 2005, respectively.  The lease provides for an additional option to extend for two additional five year terms and one additional four year term.  Lease payments made in 2008 totaled $46,113 compared with the $44,578 paid in 2007.  The lease provides for future annual rents to be adjusted for changes in the CPI effective each July 1st.

In September 1997, the Bank purchased the building and land at 472 Second St. West. The building contains approximately 1013 square feet.  The Bank paid $246,943 for the property.  At present the Bank is utilizing the parking area for additional parking for Bank employees. In September 2007 the Bank began renting out the building premises. Rental income for 2008 was $15,000 and for 2007 was $5,000.

In March 2005, the Bank entered into a lease for the building located at 453 Second Street West (the “Finance Center”).  The building contains approximately 1200 square feet.  The facility is leased for a five year term expiring in February 2010 with the option to renew for two additional five year terms.  Lease payments paid in 2008 totaled $22,404 compared with the $21,451 paid in 2007.  The lease provides for future annual rents to be adjusted for changes in the CPI effective March 15th of each year.

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

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to security holders during the fourth quarter of its last fiscal year ended December 31, 2008.

PART II

ITEM 5.                      MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol "SBNK".  The Company is not listed on any exchange or on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”).

Several brokers act as facilitators in the trades of the Company’s stock.  They are:

Wachovia	Monroe Securities
50 Old Courthouse Square #110	100 N. Riverside Plaza, #1620
Santa Rosa, CA 95409	Chicago, Il 60606
Jody Hampton	Steven Schroeder
(800) 356-7022	(312) 506-8743
Fax (707) 528-9728	Fax (312) 506-8799
sschroeder@monroesecurities.com

Hill, Thompson, Magid & Co., Inc.	UBS Financial Services
15 Exchange Place, #800	100 B. St., Suite #300
Jersey City, NJ 07302	Santa Rosa, CA 95401
Tim Padala	Matthew Ricketts
(866) 291-6316 or (201) 369-2908	(707 539-1500
Fax (201) 395-0624	Fax (707) 537-3553
ht@hilltompson.com

Wedbush Morgan Securities	Stone & Youngberg LLC
4949 S.W. Meadow Rd. #100	P.O. Box 1688
Lake Oswego, OR 97035	42605 Moonridge Road
Lisa Gallo	Big Bear, CA 92315
Lafayette, CA 94549	Troy Norlander
(866) 491-7828	(800) 288-2811
Direct Fax (866) 415-0756	Fax (909) 585-7220
Fax (503) 675-5037	tnorlander@syllc.com
Lisa.gallo@wedbush.com

Howe Barnes Hoefer & Arnett
555 Market Street, 18th Floor
San Francisco, CA 94105
John Cavender
(415) 538-5723 Fax (415) 398-4875
Switchboard (800) 346-5544

The table below summarizes those trades of the common stock as reported by OTC Bulletin Board, setting forth the high and low prices for the periods shown.  The stock prices have been adjusted for stock dividends and stock splits.  These over the counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended:                                                                                     High                Low

December 31, 2008                                                                $22.75           $12.50
September 30, 2008                                                                 22.50             19.10
June 30, 2008                                                                           25.70             22.50
March 31, 2008                                                                        27.50             23.00

December 31, 2007                                                                $30.00           $25.15
September 30, 2007                                                                 30.95             25.10
June 30, 2007                                                                           29.50             28.35
March 31, 2007                                                                        29.50             27.75

As of March 10, 2009 there were 1,026 registered holders of the Company's common stock, in addition to an unknown number of holders whose shares of common stock are held in street name.

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

Historically, the Company and the Bank (prior to the formation of the Holding Company) have declared eleven stock dividends of 5% each, two stock dividends of 10% in May 1996 and June 1997, a 2 for 1 stock split in March 1998, a 3 for 2 stock split in July 2004 and ten cash dividends in February 2004, July 2004, February 2005, July 2005, February 2006, August 2006, March 2007, August 2007, March 2008,  September 2008  and March 2009 as detailed below:

Dividends Paid by the Bank
Date Declared	Record Date	Date Paid	Dividend Paid
May 13, 1992	May 31, 1992	June 15, 1992	5% Stock Dividend
June 26, 1993	July 15, 1993	July 31, 1993	5% Stock Dividend
July 20, 1994	August 1, 1994	August 15, 1994	5% Stock Dividend
January 18, 1995	February 5, 1995	February 20, 1995	5% Stock Dividend
August 16, 1995	September 11, 1995	September 29, 1995	5% Stock Dividend
May 22, 1996	June 14, 1996	June 28, 1996	10% Stock Dividend
June 18, 1997	July 15, 1997	August 1, 1997	10% Stock Dividend
March 18, 1998	April 15, 1998	April 30, 1998	2 for 1 Stock Split
July 21, 1999	August 16, 1999	August 31, 1999	5% Stock Dividend
August 16, 2000	September 8, 2000	September 25, 2000	5% Stock Dividend
Dividends Paid by the Company
Date Declared	Record Date	Date Paid	Dividend Paid
July 18, 2001	August 3, 2001	August 17, 2001	5% Stock Dividend
June 17, 2002	July 2, 2002	July 16, 2002	5% Stock Dividend
June 18, 2003	July 2, 2003	July 16, 2003	5% Stock Dividend
February 18, 2004	March 1, 2004	March 15, 2004	$.25 Cash Dividend
July 21, 2004	August 6, 2004	August 26, 2004	3 for 2 Stock Split & $.25 Cash Dividend
February 16, 2005	March 1, 2005	March 15, 2005	$.25 Cash Dividend
July 20, 2005	August 1, 2005	August 15, 2005	$.25 Cash Dividend
February 15, 2006	March 1, 2006	March 15, 2006	$.25 Cash Dividend
August 17, 2006	September 1, 2006	September 15, 2006	$.30 Cash Dividend
February 22, 2007	March 15, 2007	March 30, 2007	$.30 Cash Dividend
August 15, 2007	August 31, 2007	September 14, 2007	$.30 Cash Dividend
February 20, 2008	March 14, 2008	March 28, 2008	$.30 Cash Dividend
August 20, 2008	September 15, 2008	September 30, 2008	$.30 Cash Dividend
February 18, 2009	February 27, 2009	March 13, 2009	$.30 Cash Dividend

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

Source : SNL Financial LC, Charlottesville, VA
(434) 977-1600 www.snl.co © 2009

The following chart summarizes the Company repurchases of the Company’s common stock during the fiscal year ended December 31, 2008.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased Under the Plans or Programs (1) (2) (3)
10/1/08- 10/31/08	815	$19.10	815	38,777
11/1/08 - 11/30/08	375	$16.95	375	38,402
12/1/08 - 12/31/08	0	$ 0.00	0	38,402
Total	1,190	$18.42	1,190

(1)	On January 17, 2001 a repurchase program was approved up to $1,000,000. On August 21, 2002 an additional $1,000,000 was approved. No expiration.
(2)
On February 15, 2006, 60,000 shares were approved to repurchase, on October 18, 2006, an additional 60,000 shares were approved for repurchase and on July 18, 2007, an additional 60,000 shares were approved for repurchase.  No expiration.

(3)	On February 20, 2009, the Company agreed to no longer repurchase shares without the approval of the U.S. Treasury as part of their Preferred Stock Investment in Sonoma Valley Bancorp.

ITEM 6.                      SELECTED FINANCIAL DATA

The following unaudited selected historical information has been derived from the audited consolidated financial statements of the Company. The information set forth below should be read in conjunction with the financial statements, related Notes thereto, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

SONOMA VALLEY BANCORP
Selected Consolidated Financial Data
dollars in thousands, except share
and per share data

For the years ended:	2008	2007	2006	2005	2004
RESULTS OF OPERATIONS:
Net interest income	$14,483	$14,367	$12,922	$11,300	$10,004
Provision for loan losses	(2,110)	(680)	(500)	(360)	(130)
Non-interest income	2,131	2,279	2,094	1,968	1,710
Non-interest expense	(9,624)	(9,182)	(8,306)	(7,848)	(7,225)
Provision for income tax	(1,565)	(2,440)	(2,218)	(1,711)	(1,451)
Net Income	$3,315	$4,344	$3,992	$3,349	$2,908
SELECTED AVERAGE BALANCES:
Assets	$301,554	$286,692	$262,090	$232,543	$210,883
Loans, net of unearned	258,191	237,338	199,001	160,655	139,395
Deposits	241,747	229,105	223,560	203,341	186,496
Long-term borrowings	16.667	9,192	1,397
Shareholders' equity	30,019	27,248	25,111	21,935	20,799
PER SHARE DATA:
Dividends	$0.60	$0.60	$0.55	$0.50	$0.50
Basic net income	$1.46	$1.94	$1.78	$1.54	$1.35
Fully diluted net income	$1.45	$1.88	$1.68	$1.45	$1.25
Period end book value	$13.57	$12.58	$11.71	$10.63	$9.65
Weighted average shares outstanding	2,263,045	2,241,104	2,247,231	2,170,866	2,148,558
Weighted average shares outstanding diluted	2,292,731	2,313,588	2,369,218	2,303,639	2,330,841
FINANCIAL RATIOS:
Return on average assets	1.10%	1.52%	1.52%	1.44%	1.38%
Return on average shareholders' equity	11.04%	15.94%	15.90%	15.27%	13.98%
Net yield on earning assets	5.26%	5.51%	5.46%	5.46%	5.48%
Efficiency ratio	56.78%	53.88%	53.95%	57.44%	59.52%
Average shareholders' equity to average assets	9.95%	9.50%	9.58%	9.43%	9.86%
CAPITAL RATIOS:
Risk-based capital:
Tier I	10.24%	9.73%	10.26%	10.68%	10.77%
Total	11.50%	10.98%	11.51%	11.93%	12.02%
Leverage ratio	9.38%	9.21%	9.57%	9.61%	9.51%
CREDIT QUALITY:
Net charge-offs to average loans	0.31%	0.10%	0.00%	0.01%	0.24%
Allowance for possible loan losses to period end loans	1.88%	1.49%	1.49%	1.62%	1.59%

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Year Ended December 31, 2008 versus December 31, 2007

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

Critical Accounting Policies

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States and general practices within the financial services industry.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  A summary of the Company’s most significant accounting policies is contained on page 61 in Note A to the consolidated financial statements.  The Company considers its most critical accounting policies to consist of the allowance for loan and lease losses and the estimation of fair value, which are separately discussed below.

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

The Company’s allowance for loan losses consists of three elements: (i) specific allocated allowances determined in accordance with SFAS 114 based on probable losses on specific commercial or commercial  real estate loans; (ii) risk allocated allowance which is comprised of several loan pool valuation allowances determined in accordance with SFAS 5 based on Sonoma Valley Bank’s historical quantitative loan loss experience for similar loans with similar risk characteristics, including additional qualitative risks and (iii) general valuation allowances based on existing regional and local economic factors, including deterioration in commercial and residential real estate values, an adjustment factor for the current economic cycle the Company is experiencing, and other judgmental factors supported by qualitative documentation.

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

Financial Instruments Measured at Fair Value.  The Company’s investment securities available for sale are carried at fair value with changes in fair value recognized in other comprehensive income.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches.  A hierarchy for inputs is used in measuring fair value that maximizes the use of observable prices and inputs and minimizes the use of unobservable prices and inputs by requiring that the observable inputs be used when available.  The hierarchy is broken down into three levels, wherein Level 1 uses observable prices in active markets, and Level 3 consists of valuation techniques that incorporate significant unobservable inputs and therefore require the greatest use of judgment.  In periods of market dislocation, such as those experienced in fiscal 2008, the observability of prices and inputs may be reduced for many instruments.  This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3.  In addition, a continued downturn in market conditions could lead to further declines in the valuation of many instruments.  For further information on the fair value definition, Level 1, Level 2 and Level 3 hierarchy, and related valuation techniques, see Note R, page 89 to the consolidated financial statements.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis.  Certain of the Company’s assets were measured at fair value on a non-recurring basis.  These assets include certain impaired loans and other real estate that is written down to fair value upon repossession and subsequently impaired for any further declines in value.  A continued downturn in market conditions could result in additional impairment charges in future periods.

For assets and liabilities measured at fair value on a non-recurring basis, fair value is determined by using various valuation approaches.  The same hierarchy as described above, which maximizes the use of observable inputs and minimizes the use of unobservable inputs, by generally requiring that the observable inputs be used when available, is used in measuring fair value for these items.  For further information on financial statement assets and liabilities that are measured at fair value on a recurring and non-recurring basis, see Note R, page 89 to the consolidated financial statements.

Share-Based Compensation.  We account for share-based awards to employees, officers, and directors in accordance with the provisions of SFAS No. 123(R), Share-Based Payment. Under SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period. We adopted SFAS No. 123(R), as required on January 1, 2003. Prior to 2003, we recognized stock-based compensation expense for employee share-based awards based on their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and followed the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation.

We grant nonqualified stock options, incentive stock options and restricted stock. Most of our stock option and restricted stock awards include a service condition that relates only to vesting. The stock option awards generally vest in three to five years from the grant date, as does the restricted stock awards. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award.

We use an option-pricing model to determine the grant-date fair value of our stock options which is affected by assumptions regarding a number of complex and subjective variables. We make assumptions regarding expected term, expected volatility, expected dividend yield, and risk-free interest rate in determining the fair value of our stock options. The expected term represents the weighted-average period that stock options are expected to remain outstanding. The expected term assumption is estimated based on the stock options’ vesting terms and remaining contractual life and employees’ historical exercise behavior. The expected volatility is based on the historical volatility of our common stock over a period of time equal to the expected term of the stock options. The dividend yield assumption is based on the Company’s current dividend payout rate on its common stock. The risk-free interest rate assumption is based upon the U.S. Treasury yield curve in effect at the time of grant appropriate for the term of the employee stock options.

For restricted share awards, the grant-date fair value is measured at the fair value of the Company’s common stock as if the restricted share was vested and issued on the date of the grant.

As share-based compensation expense under SFAS No. 123(R) is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation is discussed in more detail in Notes A and L to the Company’s consolidated financial statements presented elsewhere in this report.

Overview

 We reported net income of $3,315,361 for the year ending December 31, 2008, a decrease of $1,028,177 over $4,343,538 for the year ending December 31, 2007.   The decline in earnings is a result of a $1.4 million increase in the provision for loan loss charged to expense without which our earnings would be on par with 2007. Non interest income showed a decline of 6.48% or $148,000 and non interest expense showed an increase of 4.81% or $442,000.  On a per share basis, net income equaled $1.46 in 2008 compared with $1.94 per share in 2007.

  Return on average total assets for 2008, 2007 and 2006 was 1.10%, 1.52% and 1.52%, respectively.  Return on average shareholders’ equity declined to 11.04% in 2008 compared to 15.94% in 2007. The $14.9 million growth in average assets from $286.7 to $301.6 and the $1.0 million decline in net income translate into the lower return on average assets when compared to prior years. The decline in the return on average equity is the result of the $2.8 million increase in average equity offset by the $1.0 million decline in net income.

  At December 31, 2008, total assets were $321.9 million, an 8.1% increase over the $297.9 million at December 31, 2007. We showed loans net of unearned of $267.4 million in 2008, compared with $250.5 million at year end 2007, an increase of 6.8%. Deposits increased $17.9 million, growing 7.6%, from $236.0 million at year end 2007 to $253.9 million at year end 2008. Deposit growth continues to be challenging due to competition in the market from local banks, savings and loans and money market accounts with brokers and a decline in deposits in our market place. The loan-to-deposit ratio was 105.3% in 2008 and 106.1% in 2007. In 2009 we anticipate slower growth in assets, loans and deposits.

Total shareholders equity increased by $2.9 million or 10.5% during the twelve months ended December 31, 2008.  At December 31, 2008, we reported net income of $3,315,361.   In February, 2008 and in August, 2008 we declared cash dividends which were paid out in March, 2008 and September, 2008, respectively. In each instance the amount of the dividend paid was $686,613. In 2004, stock options were granted to senior employees with a fifth of the options vesting each year over a five year period.  In 2008, 12,450 options vested which increased equity by $2,282. The 2004 stock option grant is now fully expensed and the options are all vested.    In July 2006, 26,000 shares of restricted stock were granted to senior employees with a fifth of the shares vesting each year over a five-year period and 3,000 shares of restricted stock were granted to a senior employee with a third of the shares vesting over a three-year period.  In 2008, 6,200 shares of restricted stock vested, which resulted in a tax liability of $14,677. In 2008, equity was increased by $162,750 to reflect the expense for these shares. In June 2007, 10,000 unqualified stock options were granted to a director with a fifth of the options vesting each year over a five year period. Additionally, in December, 2007, 7,410 unqualified stock options were granted to two directors with one third vesting immediately and two thirds vesting over a two year period. In 2008, equity has been increased by $20,196 and $16,763, respectively, for these 2007 grants. In January 2008, 10,000 incentive stock options were awarded to a senior employee with a fifth of the options vesting each year over a five year period. In 2008, equity was increased by $13,664. In April 2008, 10,000 unqualified stock options were granted to a director with a fifth of the options vesting each year over a five year period. In 2008 equity was increased $11,899 for these options. The net income figure of $3,315,361 reflects an expense for the incentive stock of $15,947, shares of restricted stock of $162,750, and the unqualified stock options of $48,858, therefore the net effect of the stock option transactions relative to equity was zero.  Directors exercised 23,164 options which added $200,860 to the capital accounts.  The tax benefit of these options was $158,718, which also increased equity.  Officers exercised 25,874 options which added $381,697 to the capital accounts. During the twelve months ended December 31, 2008 we repurchased 1,190 shares which lowered equity by $21,941.  The net effect of this activity results in capital of $30,860,096 as of December 31, 2008, compared to capital of $27,934,280 as of December 31, 2007.  See page 57 for detail of “Changes in Shareholders’ Equity”.

Section 404 of Sarbanes-Oxley Act of 2002 (“Section 404”) requires the Securities and Exchange Commission (“SEC”) to prescribe rules requiring the establishment, maintenance and evaluation of an issuer’s internal control of financial reporting.  We certified compliance in this report for the year ended December 31, 2008.  Our external independent auditors are required to attest to and report on management's assessment of internal control over financial reporting beginning December 31, 2009.  Our management and staff worked diligently evaluating and documenting the internal control systems in order to allow our management to report on our internal control over financial reporting.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between total interest income and total interest expense.  Net interest income, adjusted to a fully taxable equivalent basis, increased minimally by $54,000 to $14.818 million, up .36% from 2007 net interest income of $14.764 million.  Net interest income on a fully taxable equivalent basis, as shown on the table - Average Balances, Yields and Rates Paid on page 35, is higher than net interest income on the statements of operations because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($334,000 in 2008 and $397,000 in 2007, based on a 34% federal income tax rate).

Net interest income for the year ended December 31, 2008 (stated on a fully taxable equivalent basis) is a result of a $935,000 decline in interest income offset by a somewhat larger decline of $989,000 in interest expense for a net effect of $54,000 or .36%. At the beginning of 2008, the fed funds rate and the Wall street Journal prime rate were at 4.25% and 7.25%, respectively. During the year the Federal Open Market Committee (FOMC) lowered the fed funds target rate seven times for a total of 400 basis points. The target fed funds rate is now 0 to ..25% and the Wall Street Journal Prime lending rate is 3.25%.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin.  Our net interest margin decreased 25 basis points to 5.26% for 2008 from 5.51% in 2007.  The decrease in the net interest margin is a result of the stronger growth in earning liabilities causing higher interest expense when factored against the lower rate of growth in earning assets.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) decreased by $935,000 to $20.3 million in 2008, a 4.4% decrease from the $21.2 million realized in 2007.

The $935,000 decrease in interest income was the result of a $1.2 million increase due to the growth in volume of average balances, together with a $2.1 million decrease in income related to lower interest rates paid for a net decrease of $935,000.  The yield on earning assets was 7.19% as of December 31, 2008 compared to 7.91% in 2007, a 72 basis point decrease. The decrease is primarily the result of a decline in interest rates paid by borrowers.

Interest Expense

Total interest expense decreased by $989,000 to $5.4 million as of December 31, 2008 compared to $6.4 million in 2007.  The average rate paid on all interest-bearing liabilities decreased from 3.22% in 2007 to 2.54% in 2008, a 68 basis point decrease.  Average balances on earning liabilities increased from $199.6 million to $214.7 million, a 7.55% gain in earning liabilities.

The gain in volume of average balances was responsible for a $466,000 increase in interest expense while lower rates paid were responsible for a $1.455 million decrease in interest expense resulting in a decrease in interest expense of $989,000.  The decline in rates paid on interest-bearing liability balances is the primary cause for the decrease in interest expense.

Individual components of interest income and interest expense are provided in the table-Average Balances, Yields and Rates Paid on the following page.

SONOMA VALLEY BANCORP
AVERAGE BALANCES/YIELDS AND RATES PAID
Rate/Volume

		2008			2007			2006
ASSETS	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans(2):
Commercial	$177,266,393	$13,154,813	7.42%	$158,772,063	$12,943,010	8.15%	$136,909,555	$10,895,909	7.96%
Consumer	32,199,803	2,292,529	7.12%	28,115,183	2,504,305	8.91%	25,167,482	2,065,754	8.21%
Real estate construction	27,247,317	2,135,850	7.84%	30,167,065	2,640,403	8.75%	19,431,136	1,593,551	8.20%
Real estate mortgage	19,591,931	1,421,658	7.26%	18,460,123	1,378,532	7.47%	15,624,447	1,088,846	6.97%
Tax exempt loans (1)	2,171,461	179,250	8.25%	2,278,470	187,389	8.22%	2,379,741	195,558	8.22%
Leases	19,140	2,156	11.26%	27,221	2,928	10.76%	44,438	5,185	11.67%
Tax exempt leases (1)	0	0	0.00%	0	0	0.00%	0	0	0.00%
Unearned loan fees	(305,246)			(482,421)			(555,992)
Total loans	258,190,799	19,186,256	7.43%	237,337,704	19,656,567	8.28%	199,000,807	15,844,803	7.96%
Investment securities
Available for sale:
Taxable	4,199,237	137,080	3.26%	12,659,444	461,209	3.64%	25,545,606	859,937	3.37%
Tax exempt (1)	0	0	0.00%	0	0	0.00%	0	0	0.00%
Hold to maturity:
Taxable	0	0	0.00%	0	0	0.00%	175,371	5,128	2.92%
Tax exempt (1)	13,916,098	803,827	5.78%	15,689,127	980,182	6.25%	15,897,167	920,114	5.79%
Total investment securities	18,115,335	940,907	5.19%	28,348,571	1,441,391	5.08%	41,618,144	1,785,179	4.29%
Federal funds sold/Federal Reserve Bank	1,824,686	11,924	0.65%	67,123	3,506	5.22%	1,648,644	74,102	4.49%
FHLB Stock	1,633,447	88,041	5.39%	1,466,403	69,286	4.72%	1,045,871	50,408	4.82%
Total Due from Banks/Interest	2,194,897	38,007	1.73%	834,271	29,847	3.58%	157,468	4,977	3.16%
Short term investments	0	0	0.00%	0	0	0.00%	0	0	0.00%
Total interest earning assets	281,959,164	$20,265,135	7.19%	268,054,072	$21,200,597	7.91%	243,470,934	$17,759,469	7.29%
Noninterest-bearing assets:
Reserve for loan losses	(3,979,307)			(3,620,160)			(2,995,052)
Cash and due from banks	5,534,594			5,676,187			6,077,171
Premises and equipment	794,831			861,563			1,078,565
Other real estate owned	246,662			0			0
Other assets	16,997,701			15,720,025			14,458,246
Total assets	$301,553,645			$286,691,687			$262,089,864
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits
Interest-bearing transaction	$30,129,902	$49,514	0.16%	$29,053,472	$47,332	0.16%	$30,838,635	$50,928	0.17%
Savings deposits	78,614,676	1,433,907	1.82%	75,703,801	1,887,350	2.49%	73,425,495	1,363,563	1.86%
Time less than $100,000	32,128,240	1,138,555	3.54%	29,008,487	1,300,629	4.48%	26,544,506	1,015,391	3.83%
Time $100,000 and over	50,707,135	1,933,523	3.81%	41,397,521	1,957,123	4.73%	38,501,063	1,602,820	4.16%
Total interest-bearing deposits	191,579,953	4,555,499	2.38%	175,163,281	5,192,434	2.96%	169,309,699	4,032,702	2.38%
Federal funds purchased	120,218	2,652	2.21%	0	0	0.00%	0	0	0.00%
Long term debt & other borrowings	22,976,885	889,470	3.87%	24,441,329	1,244,256	5.09%	8,225,343	425,681	5.18%
Total interest-bearing liabilities	214,677,056	$5,447,621	2.54%	199,604,610	$6,436,690	3.22%	177,535,042	$4,458,383	2.51%
Non interest-bearing liabilities:
Demand deposits	50,167,445			53,941,828			54,250,592
Other liabilities	6,690,052			5,897,019			5,193,491
Shareholders’ equity	30,019,092			27,248,230			25,110,739
Total liabilities and shareholders equity	$301,553,645			$286,691,687			$262,089,864
Interest rate spread			4.65%			4.68%			4.78%
Interest income		$20,265,135	7.19%		$21,200,597	7.91%		$17,759,469	7.29%
Interest expense		5,447,621	1.93%		6,436,690	2.40%		4,458,383	1.83%
Net interest income/margin		$14,817,514	5.26%		$14,763,907	5.51%		$13,301,086	5.46%

(1)	Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2008, 2007 and 2006
(2)
Non accrual loans have been included in loans for the purposes of the above presentation.  Loan fees of approximately $353,000, $536,000 and $471,000 for the twelve months ended December 31, 2008, 2007 and 2006, respectively, were amortized to the appropriate interest income categories.

SONOMA VALLEY BANCORP

Rate/Volume Analysis

		2008 over 2007				2007 over 2006
	Volume	Rate	Vol/Rate	Total	Volume	Rate	Vol/Rate	Total
ASSETS
Interest-earning assets:
Loans:
Commercial	1,507,647	(1,160,648)	(135,196)	211,803	1,739,922	264,882	42,298	2,047,101
Consumer	363,830	(502,589)	(73,017)	(211,776)	241,948	175,990	20,613	438,551
Real estate construction	(255,554)	(275,681)	26,682	(504,553)	880,455	107,179	59,218	1,046,852
Real estate mortgage	84,519	(39,002)	(2,391)	43,126	197,614	77,928	14,143	289,686
Tax exempt loans	(8,801)	694	(33)	(8,139)	(8,322)	160	(7)	(8,169)
Leases	(869)	138	(41)	(772)	(2,009)	(405)	157	(2,257)
Tax exempt leases	0	0	0	0	0	0	0	0
Unearned fee income	0	0	0	0	0	0	0	0
Total loans	1,690,772	(1,977,087)	(183,996)	(470,311)	3,049,609	625,734	136,422	3,811,764

Investment securities:
Available for sale:
Taxable	(308,222)	(47,954)	32,047	(324,129)	(433,784)	70,741	(35,684)	(398,728)
Tax-exempt	0	0	0	0	0	0	0	0
Held to maturity:
Taxable	0	0	0	0	(5,128)	0	0	(5,128)
Tax-exempt	(110,770)	(73,941)	8,356	(176,355)	(12,041))	73,065	(956)	60,068
Total investment Securities	(418,993)	(121,894)	40,403	(500,484)	(450,954)	143,806	(36,640)	(343,787)
Federal funds sold	91,802	(3,067)	(80,316)	8,418	(71,085)	12,011	(11,522)	(70,596)
FHLB Stock	7,893	9,752	1,111	18,755	20,268	(992)	(399)	(18,878)
Due from banks-int bearing	48,678	(15,401)	(25,117)	8,160	21,391	657	2,822	24,870
Short term investments	0	0	0	0	0	0	0	0
Total interest-earning Assets	1,420,152	(2,107,698)	(247,916)	(935,462)	2,569,229	781,216	90,683	3,441,128

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	1,754	413	15	2,182	(2,948)	(688)	40	(3,596)
Interest-bearing demand Deposits	72,570	(506,536)	(19,477)	(453,443)	42,310	466,987	14,490	523,787
Time less than $100,000	139,878	(272,631)	(29,320)	(162,074)	94,253	174,763	16,222	285,238
Time $100,000 and over	440,124	(378,587)	(85,138)	(23,600)	120,581	217,369	16,353	354,303
Total interest-bearing Deposits	654,326	(1,157,341)	(133,920)	(636,935)	254,196	858,431	47,105	1,159,732
Federal funds purchased	0	0	2,652	2,652	0	0	0	0
Long term debit & other borrowing	(74,552)	(298,095)	17,861	(354,786)	839,216	(6,946)	(13,694)	818,575
Total interest-bearing Liabilities	579,774	(1,455,436)	(113,407)	(989,069)	1,093,412	851,485	33,411	1,978,307
Interest differential	840,378	(652,262)	(134,509)	53,607	1,475,817	(70,269)	(57,272)	1,462,821

Volume/Rate variances were allocated in the following manner:
a. Changes affected by volume (change in volume times old rate)
b. Changes affected by rates (change in rates times old volume)
c. Changes affected by rate/volume (change in volume times change in rates)
The total for each category was arrived at by totaling the individual items in their respective categories.

Provision for Loan Losses

The provision for loan losses charged to operations as of December 31, 2008 was $2.1 million compared to $680,000 in 2007.  The provision for loan losses is based on our monthly evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding.  We experienced modest loan growth in 2008 and we anticipate loan growth will continue, which could require additional provisions for loan losses.  Additionally, there are regulatory concerns about concentrations of commercial real estate loans among many financial institutions.  We have a concentration of commercial real estate loans and although the loans are adequately collateralized, we determined that it is prudent to continue making a provision for loan losses. In addition to the above, in recent months the economy has demonstrated weakness and real estate values have declined. We are monitoring our loan portfolio in order to be aware of any concerns which may develop.

At year end the non-performing assets to total loans ratio was 2.54% as of December 31, 2008 compared to 0.45% in 2007.  Non accrual loans were $6.2 million as of December 31, 2008 compared to $800,000 as of December 31, 2007, an increase of 680%.  Loans charged-off were $1.028 million and recoveries were $227,000 for 2008 compared with $251,000 in charge-offs and $17,000 in recoveries for the same period in 2007.  The increase in charge offs in 2008 is a result of multiple issues including an increase in total loans, a significant and growing recession during 2008 which caused more business failures and borrowers to become delinquent and unable to payback their loans, and a material drop in real estate values in the Bank’s lending area.  Refer to page 69, Note D for an analysis in the changes in allowance for loan losses including charge offs and recoveries.

Non-interest Income

Non-interest income of $2.1 million for 2008 decreased 6.5% or $148,000 compared to the $2.3 million recorded in 2007.  Of the decrease 52.7% or $78,000 was due to a decrease in service charges on deposit accounts income, 51.4% was a result of decreases in other fee income of $76,000 and the category of all other non-interest income showed an increase of  4.1% or $6,000. The $78,000 decrease in service charge income was a result of a $95,000 decrease in service charges received for overdrafts and NSF (non sufficient funds) checks. We have been more proactive closing customer’s accounts which show a strong history of writing NSF checks and maintaining overdrawn accounts.

   Other fee income showed a decrease in 2008 of 17.8% or $76,000 from $426,000 in 2007 to $350,000 in 2008.  The decline in income is a result of a decrease of $39,000 in income we earned from loan referrals, which decreased from $80,000 in 2007 to $41,000 in 2008.  Also contributing to the decrease was a decline of $16,000 in credit card merchant fee income from $168,000 in 2007 to $152,000 in 2008 and a decrease of $15,000 in miscellaneous operation income. Miscellaneous operational income is a category reflecting one time payments or rebates that are not properly categorized elsewhere. 2007 reflected a higher number of one time only payments than 2008.

All other non-interest income showed a 1.39% increase or $6,000 from $442,000 in 2007 to $448,000 in 2008.  This is largely a result of an increase in the income generated by bank owned life insurance policies in 2007.  Income on the policies was $423,000 in 2008 compared to $417,000 in 2007 or yields of 4.00% and 4.14%, respectively. The earnings on these policies will increase as the balances increase and if market rates increase, the income produced by these policies should also increase.

Non-interest Expense

Total non-interest expense increased 4.8% to $9.6 million in 2008 from $9.2 million in 2007.  Non-interest expense represented 3.19% of average total assets in 2008 and 3.20% in 2007. The expense/asset ratio is a standard industry measurement of a bank's ability to control its overhead or non-interest costs. During 2009, we will continue to emphasize cost controls, although certain costs, such as costs of company insurance and workers compensation insurance and medical benefits are not controllable by management.  Refer to Note I, page 75 for a detailed description of Non-Interest Income and Other Non-Interest Expense.

Salaries and Benefits

Salary and benefits increased .42% from $5.587 million in 2007 to $5.610 million in 2008. The increase is a result of an increase of $222,000 in salary expense which grew from $3.3 million in 2007 to $3.5 million in 2008. At December 31, 2008 and December 31, 2007 total full time equivalent employees were 54 and 51, respectively an increase of three full time equivalent employees. Also contributing to the increase is normal merit increases. Year-end assets per employee were $6.0 million in 2008 compared with $5.8 million in 2007.

Premises and Equipment

Expense relative to premises and equipment decreased 2.3% to $937,000 in 2008 from $959,000 in 2007.  Most areas of premises and equipment showed declines except for lease expense.  Lease expense increased from $381,000 in 2007 to $393,000 in 2008, a $12,000 (3.36%) increase.  The Bank continues to emphasize security in its computer operations.  Equipment and software are monitored and upgraded as appropriate to ensure confidentiality of customer and Company data contributing to additional increases in expense.  We continue to emphasize the utilization of technology to accommodate customer and market demands.

Other Non-interest Expense

The most significant dollar increase was in the area of other non-interest expense. Other non-interest expense showed an increase of 16.7% or $440,000 to $3.1 million in 2008 from $2.6 million in 2007.  The largest percentage of this increase was due to increases in FDIC and other insurance.  FDIC and other insurance was $133,000 in 2007 and increased to $264,000 in 2008, an increase of $131,000 or 29.7% of the total increase of $440,000.  FDIC assessment showed the most significant increase of $130,000 from $26,000 in 2007 to $156,000 in 2008, an increase of 491.7%. The FDIC recently announced a special assessment for banks, which will have a significant effect on net income in 2009.

Professional fees represented 22.13% or $98,000 of the $440,000 increase in other non-interest expense. Professional fees were $1.0 million in 2007 and grew to $1.1 million in 2008. In 2007 director retirement had a credit balance of $129,000 due to two director terminations. This year reflected normal expense for the director retirement accruals which resulted in an increase of $147,000.

Loan expense represented 16.86% or $75,000 of the total increase in other non-interest expense which grew from $2,000 in 2007 to $76,000 in 2008. Of the increase $44,000 is expense on foreclosed property which in part reflects a write down on the value of the property. Loan appraisal expense showed an increase of $27,000 from a credit balance of $7,000 in 2007 to an expense of $20,000 in 2008. This is due to the fact that in 2008 we had additional appraisals performed on our real estate secured loans to analyze our collateral position.

Provision for Income Taxes

The provision for income taxes decreased to an effective tax rate of 32.1% in 2008 compared with 36.0% in 2007.  The lower effective tax rate is a reflection of tax benefits received for options exercised and tax credits resulting from the bank’s investment in California affordable housing.  Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

Unaudited Quarterly Statement of Operations Data

(Dollars in thousands, except per share data)

	Q4 2008	Q3 2008	Q2 2008	Q1 2008	Q4 2007	Q3 2007	Q2 2007	Q1 2007
Net interest income	$3,759	$3,601	$3,552	$3,571	$3,681	$3,571	$3,640	$3,475
Provision for loan and lease losses	(1,280)	(300)	(310)	(220)	(115)	(140)	(290)	(135)
Other operating income	514	529	531	557	568	582	579	550
Other operating expenses	(2,442)	(2,454)	(2,346)	(2,382)	(2,379)	(2,331)	(2,274)	(2,198)
Income before income taxes	551	1,376	1,427	1,526	1,755	1,682	1,655	1,692
Provision for income taxes	(126)	(460)	(480)	(499)	(593)	(589)	(582)	(676)
Net Income	425	916	947	1,027	1,162	1,093	1,073	1,016
Per share:
Basic earnings per share	$.19	$.41	$.42	$.46	$.52	$.49	$.48	$.45
Diluted earnings per share	$.19	$.40	$.41	$.45	$.50	$.47	$.46	$.43

BALANCE SHEET ANALYSIS

Investment Securities

Investment securities were $20.4 million at December 31, 2008, a 10.2% decline from the $22.8 million at December 31, 2007.  At year end 2008, the overall portfolio had a market value of $20.6 million compared with an amortized cost of $20.4 million.  We purchase securities rated A or higher by Standard and Poor’s and/or Moody’s Investors Service.  In the event a security is downgraded, we will monitor the investment more closely or sell if appropriate.  Local tax-exempt bonds are occasionally purchased without an A rating.

Securities are classified as held to maturity (HTM) if we have both the intent and the ability to hold these securities to maturity.  As of December 31, 2008, we had securities totaling $13.9 million with a market value of $14.0 million categorized as held to maturity.  Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.

Securities are classified as available for sale (AFS) if we intend to hold these debt securities for an indefinite period of time, but not necessarily to maturity.  Investment securities which are categorized as available for sale are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity.  Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy.  Securities held in the available for sale category are recorded at market value, which is $6.6 million compared to an amortized cost of $6.6 million as of December 31, 2008.

There were sixteen equity securities of $17,000 in the AFS portfolio and five securities of $1.5 million in the HTM portfolio that are temporarily impaired as of December 31, 2008. Unrealized losses totaled $31,000 on equity securities and $100,000 on municipal securities. Of the above, 15 equity securities or $16,000 in the AFS portfolio and five municipal securities of $1.5 million in the HTM portfolio that have been in a continuous loss position for 12 months or more as of December 31, 2008.    The primary cause of the impairment of these securities is interest rate volatility due to market volatility and downgrades of municipal insurers causing municipal securities to rely on the underlying rating of the municipality which is typically lower than AAA rated.  It is our intention to carry the securities to maturity date, at which time we will receive face value for the securities at no loss. The equity securities are minimal shares of local and peer group banks so that we may better review their financial and compensation information.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses to the income statement are recognized upon sale, or at such time as management determines that a permanent decline in value exists.  In our opinion, there was no investment in securities at December 31, 2008 that constituted a material credit risk to the Company.  The lower market value to amortized costs was a result of the increase in market interest rates and not an indication of lower credit quality. There is some uncertainty in the market relative to the companies insuring the municipal securities that we hold. We are monitoring this situation very closely and believe that the municipalities will be able to fulfill their obligations and there will be no need to rely on the insurance companies for payment. If the insurance companies are down graded it could lower the rating on the securities and therefore affect the fair value.

The table below shows the components of the investment portfolio and average yields.  For further information concerning our total securities portfolio, including market values and unrealized gains and losses, refer to Note C of the Notes to Consolidated Financial Statements on page 66.

	Twelve Months Ended 12/31/08			Twelve Months Ended 12/31/07
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Investment securities:
U.S. Treasury securities	$902,378	$18,457	2.05%	$2,953,303	$99,747	3.38%
U.S. federal agency issues	3,270,640	118,062	3.61%	9,668,731	360,231	3.73%
State, county & munis	13,916,098	803,827	5.78%	15,689,127	980,182	6.25%
Other securities	26,219	561	2.14%	37,410	1,231	3.29%
Total investment securities	$18,115,335	$940,907	5.19%	$28,348,571	$1,441,391	5.08%

Loans

A comparative schedule of average loan balances is presented in the table on page 35; year-end balances are presented in Note D to the Consolidated Financial Statements on page 69.

Loan balances, net of deferred loan fees at December 31, 2008, were $267.4 million, an increase of 6.8% over 2007.  Commercial loans, comprising 68.4% of the portfolio, increased $5.0 million, or 2.8% over 2007 showing the greatest change in volume of all categories.  Included in Commercial loans are loans made for commercial purposes and secured by real estate.

Consumer loans showed the strongest growth of $7.4 million or 25.3%. The growth is both a result of new loans as well as advances against existing home equity lines of credit.

Real Estate Mortgage and Real Estate Construction loans also showed growth over 2007 of 12.4% and 8.3% or $2.2 million and $2.1 million, respectively. During 2008 we were able to continue to expand the real estate mortgage loan portfolio, as Real Estate Mortgage loans grew from $17.9 million in 2007 to $20.2 million in 2008.  It is anticipated that the growth rate will be more modest in 2009 due to tightened lending standards and declines in property values. Real Estate Construction loans vary from year to year due to variability in the construction loans progress and seasonability.  At 2008 year end, Real Estate Construction loans were $27.9 million, an increase of $2.1 million or 8.3% over $25.8 million as of year end 2007.

Lease Financing Receivables showed a decline over 2007.  Lease Financing Receivables decreased by 18.6% or $4,000 from $22,000 in 2007 to $18,000 in 2008.  Customer interest in lease financing receivables has declined in our market and we do not see this changing in the foreseeable future.

Risk Elements

The majority of our loan activity is with customers located within Sonoma County.  Approximately 91.3% of the total loan portfolio is secured by real estate located in our service area.  Significant concentrations of credit risk may exist if a number of loan customers are engaged in similar activities and have similar economic characteristics.  We believe the Company has policies in place to identify problem loans and to monitor concentrations of credit (see Note O, on page 84 of the Consolidated Financial Statements, Concentration of Credit Risk).

Based on its risk management review and a review of its loan portfolio, management believes that its allowance for loan losses as of December 31, 2008, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the loan loss reserve cannot be determined with precision, but is subject to periodic review, and could be susceptible to significant change in future periods.

Loan Commitments and Letters of Credit

Loan commitments are written agreements to lend to customers at agreed upon terms, provided there are no violations of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  Loan commitments may have variable interest rates and terms that reflect current market conditions at the date of commitment.  Because many of the commitments are expected to expire without being drawn upon, the amount of total commitments does not necessarily represent our anticipated future funding requirements.  Unfunded loan commitments were $42.3 million at December 31, 2008 and $51.5 million at December 31, 2007.  The decrease at 2008 year end is partially a result of advances on existing Real Estate Construction loans as mentioned in the prior “Loans” section.

Standby letters of credit commit us to make payments on behalf of customers when certain specified events occur.  Standby letters of credit are primarily issued to support customers' financing requirements of twelve months or less and must meet our normal policies and collateral requirements.  Standby letters of credit outstanding were $118,000 at December 31, 2008 and $158,000 at December 31, 2007.

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

We had loans of $6.2 million in non-accrual status at December 31, 2008 and $800,000 at December 31, 2007.  There were $2.8 million in loans 90 days or more past due at December 31, 2008 and $601,238 in loans 90 days or more past due at December 31, 2007.  Occasionally, we will have more loans in non-accrual status than are 90 days past due following the guidelines in the above paragraph or if management determines the collection of principal or interest is unlikely.

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

Worsening conditions in the general economy and real estate markets will likely continue to adversely affect the loan portfolio, which could necessitate materially larger provisions for loan losses than in prior periods. The drastic changes in the availability of credit during 2008 and continuing into 2009 has negatively impacted most asset values which serve as collateral to the majority of the Bank’s loans. However, as of December 31, 2008, we believe the overall allowance for loan losses is adequate based on our analysis of conditions at that time.

At December 31, 2008, the allowance for loan losses was $5.0 million, or 1.88% of year end loans, compared with $3.7 million or 1.49% of year end loans at December 31, 2007.  The increase in the allowance is a result of the loan growth and our review and analysis of the portfolio, due to deterioration in Real Estate values and poor economic conditions.

Net charge-offs to average loans increased when compared with the prior year.  We recorded net losses of $801,000 or .31% of average loans in 2008 compared to net losses of $233.8 in 2007 or .10% of average loans.  The increase reflects our attention and effort in managing and collecting past due loans by encouraging the customer to bring them to a current status or to pay them off and management’s desire to quickly charge off a loan when it is determined to be uncollectible.  The prompt charge-off of loans has increased the quality of the loan portfolio.

Deposits

A comparative schedule of average deposit balances is presented in the table on page 35; year-end deposit balances are presented in the table below.

Total deposits increased $17.9 million or 7.6% in 2008, to $253.9 million compared to $236.0 million in 2007.  Savings, time deposits greater than $100,000, other time deposits and interest bearing checking showed increases over 2007. The deposits showing the strongest growth were savings, which increased $14.8 million or 20.1% from $73.5 million in 2007 to $88.3 million in 2008. This increase can be attributed to customers opting for liquidity and the low rates offered on all deposits. Time deposits greater than $100,000 increased $6.5 million or 14.8% from $44.2 million to $50.7 million. Other time deposits grew to $35.6 million in 2008 from $29.6 million as of year end 2007, growth of $6.0 million or 20.1%. Showing a smaller increase was interest bearing checking, which increased $928,000 to $31.1 million from $30.1 million.

Non-interest bearing demand declined $10.3 million or 17.6% from $58.6 million in 2007 to $48.3 million at year end. Non-interest bearing demand is 19.0% of total deposits, down from 24.8% at year end 2007.

The composition of deposits for the years ending December 31, 2008 and 2007 are as follows:

	December 31,	Percentage	December 31,	Percentage
	2008	of Total	2007	of Total

Interest-bearing Transaction Deposits	$31,062,597	12.2%	$30,135,049	12.8%
Savings deposits	88,317,397	34.8%	73,528,081	31.1%
Time deposits, over $100,000	50,694,468	20.0%	44,160,741	18.7%
Other time deposits	35,591,280	14.0%	29,634,626	12.6%
Total interest-bearing deposits	205,665,742	81.0%	177,458,497	75.2%
Noninterest-bearing demand	48,279,759	19.0%	58,589,202	24.8%
Total deposits	$253,945,501	100.0%	$236,047,699	100.0%

Capital

The Bank is subject to FDIC regulations governing capital adequacy.  The FDIC has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.  Under the current guidelines, as of December 31, 2008, the Bank was required to have minimum Tier I and total risk-based capital ratios of 4% and 8%, respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios to be 6% and 10%, respectively.

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

Based on the FDIC's guidelines, the Bank's total risk-based capital ratio at December 31, 2008 was 11.32% and its Tier 1 risk-based capital ratio was 10.06%.  The Bank's leverage ratio was 9.22%.  All the ratios exceed the minimum guidelines of 8.00%, 4.00% and 4.00%, respectively.  The total risk based capital, Tier 1 risk based capital and leverage ratios for the Company at December 31, 2007, were 10.98%, 9.73% and 9.21%, respectively.  The capital ratios for the Company at December 31, 2008, were 11.50%, 10.24% and 9.38%, respectively.

In November 2008, the company applied for funds through the U.S. Treasury’s Capital Purchase Program. On December 17, 2008, we were preliminarily approved to receive capital in the form of Senior Preferred shares of $8,653,000. This preliminary approval was pending shareholder approval of a change to our Articles of Incorporation allowing us to issue preferred shares. On February 11, 2009 shareholder approval was received and the Articles of Incorporation were amended. On February 20, 2009, the Company entered into a Letter Agreement with the United States Department of the Treasury pursuant to the Troubled Asset Relief Program Capital Purchase Program.  Under the  terms of  the Letter Agreement,  the Company  issued to the Treasury,  8,653 shares of senior preferred stock and a warrant to acquire up to  433.00433 shares of a  separate series of senior preferred stock for  an aggregate  purchase price  of $8,653,000, pursuant to the  standard Capital Purchase Program terms and conditions for  non-public companies.

In February 2001, we approved a program to repurchase Sonoma Valley Bancorp stock up to $1.0 million and in August 2002 we approved the repurchase of an additional $1.0 million of Sonoma Valley Bancorp stock.  As of December 31, 2005, $1,580,162 had been repurchased and retired, net of options which were exercised and then subsequently repurchased and retired.  In February 2006 we approved the repurchase of 60,000 shares of Sonoma Valley Bancorp stock, in October 2006 we approved an additional 60,000 shares of Sonoma Valley Bancorp stock and in July, 2007 we approved an additional 60,000 shares of Sonoma Valley Bancorp stock.  During the twelve months ended December 31, 2006, 55,028 shares were repurchased and retired of which 15,035 shares or $364,729 were a part of the amount approved August 2002.   During the twelve months ended December 31, 2007, 100,415 shares were repurchased and retired.  During the twelve months ended December 31, 2008, 1,190 shares have been repurchased and retired. Refer to page 33, for a discussion of the changes in capital and pages 57 and 58 for the table of “Changes in Shareholders’ Equity.”

We believe that the Bank's current capital position, which exceeds guidelines established by industry regulators, is adequate to support our business.

Off Balance Sheet Commitments and Contractual Obligations

Our off balance sheet commitments consist of commitments to extend credit and standby letters of credit.  These commitments are extended to customers in the normal course of business and are described on page 42, Loan Commitments and Letters of Credit and in Note N to the Consolidated Financial Statements on page 83.  We also have contractual obligations consisting of operating leases for various facilities and payments to participants under our supplemental executive retirement plan, director retirement plan and deferred compensation plan, which are described in Note H on page 73.

The following table summarizes our contractual obligations as of December 31, 2008.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years
Operating Lease Obligations	$432,680	$249,422	$108,487	$72,651	$2,120
Executive Officer Supplemental Retirement	$10,475,933	$225,109	$577,495	$704,772	$8,968,557
Federal Home Loan Bank - Long Term Borrowings	$30,000,000	$25,000,000	$5,000,000	--	--
Director Retirement Plan	$1,050,518	$10,200	$39,337	$89,455	$911,636
Deferred Compensation	$4,614,626	$242,891	$569,969	$644,919	$3,156,847

Liquidity Management and Capital Resources

Our liquidity is determined by the level of assets (such as cash, federal funds sold and available-for-sale securities) that are readily convertible to cash to meet customer withdrawal and borrowing needs.  Deposit growth also contributes to our liquidity.  We review our liquidity position on a regular basis to verify that it is adequate to meet projected loan funding and potential withdrawal of deposits.  We have a comprehensive Asset and Liability Policy which we use to monitor and determine adequate levels of liquidity.  At year end 2008, our primary liquidity ratio (adjusted liquid assets to deposits and short term liabilities) was 7.72% compared to 5.9% and 11.4% at year end 2007 and 2006, respectively.  Available liquidity which includes the ability to borrow at the Federal Home Loan Bank and CDARS deposits were 27.1% or $87.1 million in December 31, 2008 and 29.4% or $87.1 million and 38.2% or $106.0 million in 2007 and 2006, respectively.  Management expects that liquidity will remain adequate throughout 2009, if deposits continue to grow. Any excess funds will be invested in quality liquid assets, such as U.S. Treasury and Agency securities.  Management believes that the Company has adequate liquidity and capital resources to meet its short term and long term commitments.

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

Our 2009 net income, as forecast below, was modeled utilizing a forecast balance sheet projected from year end 2008 balances.  The following table summarizes the effect on net income of +100, +200 and +300 basis point changes in interest rates as measured against a constant rate (no change) scenario.

Interest Rate Risk Simulation of Net Income as of December 31, 2008
(In thousands)

Variation from a constant rate scenario	$ Change in Net Income
+300bp	(162)
+200bp	(199)
+100bp	(146)

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

We have more liabilities than assets repricing during the next year. Usually because our asset rates change more than deposit rates, our interest income will change more than the cost of funds when rates change.  For the current quarter, we are making a more conservative assumption.  Historically, we have been able to raise deposit rates with a lag to loan rate increases, however market demands are creating pressure to raise interest rates on deposits in the event of a rise in interest rates.  Therefore for a period of time we have chosen to use the simulation to forecast deposits rates rising quite rapidly.  This causes the net interest margin to shrink and net interest income to decline in both a rising and falling rate environment.  The table below indicates that we are liability sensitive throughout the next year.  At the end of the twelve month cycle, the rate sensitive gap shows $68.4 million more in liabilities than assets with a repricing opportunity.

We control long-term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than its long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of December 31, 2008 for our interest-bearing assets and interest-bearing liabilities, and our interest rate sensitivity gap as a percentage of total interest-earning assets.  Of the $130.4 million in fixed rate assets repricing in the over 12 months category, shown in the table below, $37.3 million are long term assets with a maturity over five years.  This $37.3 million compares favorably to our long term funding of $78.7 million which includes demand and core deposits and equity.

(dollars in thousands)

	Immediate	Up to 3	4 to 6	7 to 12	Over
December 31, 2008	Reprice	Months	Months	Months	12 Months	Total

ASSETS:
Securities + Other Interest-Bearing Balances	$0	$0	$2,472	$4,945	$13,025	$20,442
Loans	64,760	10,355	24,399	45,458	117,405	262,377
Fed Funds Sold + Overnight Interest-Bearing Balances	274	0	0	0	0	274
Total Rate Sensitive Assets	$65,034	$10,355	$26,871	$50,403	$130,430	$283,093

LIABILITIES:
MMDA/NOW/SAV	$119,380	$0	$0	$0	$0	$119,380
CD’s<$100	0	11,873	9,894	9,894	3,674	35,335
CD’s>$100	0	12,507	26,049	6,512	5,883	50,951
Borrowings	0	10,000	0	15,000	5,000	30,000

Total Rate Sensitive Liabilities	$119,380	$34,380	$35,943	$31,406	$14,557	$235,666

Rate Sensitivity Gap	$(54,346)	$(24,025)	$(9,072)	$18,997	$115,873	$47,427

Cumulative Rate Sensitivity Gap	$(54,346)	$(78,371)	$(87,443)	$(68,446)	$47,427

Cumulative Position to Total Assets	(16.9%)	(24.4%)	(27.2%)	(21.3%)	14.7%

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

We have only moderate market risk in investments because the average maturity in the portfolio is not very long, except for municipals, which are held to maturity (see page 40 for a discussion of investments).  The portfolio should decline in value only about 0.8% or $348,000 for a 1% increase in rates.  The gain in value if rates fall would be somewhat less, because there are some callable bonds.  Marking-to-market available for sale securities when rates change would add only modest volatility to a strong level of equity.  This market risk acts to offset the interest rate risk (i.e. if rates decline and NIM is squeezed, there would be a concurrent gain in the value of securities).

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

Management's Discussion and Analysis
The Year Ended December 31, 2007 versus December 31, 2006

Summary

Net income for 2007 was $4,343,538 compared with $3,991,759 million in 2006.  Basic earnings per share for 2007 were $1.94 compared with $1.78 in 2006.  Return on average assets was 1.52% in both 2007 and 2006, while return on average equity was 15.94% in 2007 and 15.90% for the previous year.

Total assets reached $297.9 million in 2007, a 7.3% increase over the $277.7 million at December 31, 2006.  We showed loans of $250.5 million in 2007, compared with $219.6 million at year-end 2006, an increase of 14.0%.  Deposits increased, growing 1.4%, from $232.8 million at year-end 2006 to $236.0 million at year-end 2007.  The loan-to-deposit ratio increased to 106.1% in 2007 from 94.3% in 2006.

Net Interest Income

Net interest income, adjusted to a fully taxable equivalent basis, increased $1.4 million to $14.7 million in 2007, up 11.0% from $13.3 million in 2006.  Our net interest margin was 5.51% in 2007 compared to 5.46% in 2006.

 Individual components of interest income and interest expense are provided in the table - Average Balances, Yields and Rates Paid on page 35.

Interest Income

Interest income increased by $3.4 million, or 19.4%, to $21.2 million over the $17.8 million realized in 2006.  The gain in volume of average earning assets was responsible for a $2.660 million increase in interest income, while the increase in yield contributed $781,000 for a total increase of $3.441 million.

Interest Expense

Total interest expense increased $2.0 million to $6.4 million.  The average rate paid on all interest-bearing liabilities was 3.22% in 2007, compared to 2.51% in 2006.  Average balances increased from $177.5 million to $199.6 million, a 12.4% gain.

The gain in volume of average balances was responsible for a $1.127 million increase in interest expense in conjunction with a $851,000 increase related to higher interest rates paid for a net increase of $1.978 million.  The higher rates paid on interest-bearing liabilities was a result of market pressures driving interest rates paid on deposit accounts higher.

Individual components of interest income and interest expense are provided in the table – Average Balances, Yields and Rates Paid on page 35.

Provision for Loan Losses

The provisions to the allowance for loan losses amounted to $680,000 in 2007 and $500,000 in 2006. The increase in the provision is the result of management’s evaluation and assessment of the loan portfolio and the growth in the loan portfolio.

The non-performing assets ratio at December 31, 2007 was .45% compared to .42% as of year end 2006.  Non accrual loans were $800,000 as of December 31, 2007 compared to $820,000 as of December 31, 2006, a decline of 2.4%.   Loans charged-off, net of recoveries, resulted in net losses of $234,000 in 2007 and in net recoveries totaling $465 in 2006. Refer to page 70, Note D for an analysis of the changes in the allowance for loan and lease losses.

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

Non-interest Expense

Total non-interest expense increased 10.6% to $9.2 million in 2007 from $8.3 million in 2006.  Non-interest expense represented 3.20% of average total assets in 2007 and 3.17% in 2006. The expense/asset ratio is a standard industry measurement of a bank's ability to control its overhead or non-interest costs. During 2008, we will continue to emphasize cost controls, although certain costs, such as costs of company insurance and certain salary and benefit expenses such as workers compensation insurance and medical benefits are not controllable by management.  We monitor our efficiency ratio relative to peers as a means of evaluating out control over expenses. The efficiency ratio is operating expenses divided by revenues (net interest income plus non-interest income). This ratio has become an industry “benchmark” and is used as a means of measuring overall expense management. For example, an efficiency ratio of 60% indicates that a bank spends $0.60 to generate $1.00 of revenues. As of December 31, 2007 and December 31, 2006 our efficiency ratios were 53.88% and 53.95%, respectively. Refer to Note I, page 75 for a detailed description of Non-Interest Income and Other Non-Interest Expense.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding Quantitative and Qualitative Disclosures about Market Risk appears on pages 46 through 49 under the caption “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations – Market Risk Management” and is incorporated herein by reference.

SONOMA VALLEY BANCORP AND SUBSIDIARY

Audited Consolidated Financial Statements

December 31, 2008

Richardson & Company

550 Howe Avenue, Suite 210
Sacramento, California 95825
Telephone: (916) 564-8727
FAX: (916) 564-8728

REPORT OF RICHARDSON & COMPANY
INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

Board of Directors and Shareholders
Sonoma Valley Bancorp and Subsidiary
Sonoma, California

We have audited the accompanying consolidated balance sheets of Sonoma Valley Bancorp and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in  shareholders' equity and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonoma Valley Bancorp and Subsidiary as of December 31, 2008 and 2007, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
March 5, 2009

SONOMA VALLEY BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
ASSETS	2008	2007
Cash and due from banks	$17,959,020	$6,268,091
Interest-bearing due from banks	274,035	3,065,543
Total cash and cash equivalents	18,233,055	9,333,634
Investment securities available-for-sale, at fair value	6,578,924	8,203,190
Investment securities held-to-maturity (fair value of $14,028,111 and $14,754,249, respectively)	13,862,911	14,554,224
Loans and lease financing receivables, net	262,376,784	246,738,218
Premises and equipment, net	734,091	792,455
Accrued interest receivable	1,678,547	1,682,209
Cash surrender value of life insurance	10,777,482	10,354,153
Other assets	7,706,287	6,201,195
Total assets	$321,948,081	$297,859,278
LIABILITIES
Noninterest-bearing demand deposits	$48,279,759	$58,589,202
Interest-bearing transaction deposits	31,062,597	30,135,049
Savings and money market deposits	88,317,397	73,528,081
Time deposits, $100,000 and over	50,694,468	44,160,741
Other time deposits	35,591,280	29,634,626
Total deposits	253,945,501	236,047,699
Federal Home Loan Bank borrowings Accrued interest payable and other liabilities	30,000,000 7,142,484	27,500,000 6,377,299
Total liabilities	291,087,985	269,924,998
Commitments and contingencies ( see accompanying notes )

SHAREHOLDERS’ EQUITY
Common stock, no par value; 10,000,000 shares authorized; 2,290,657 shares in 2008 and 2,242,809 in 2007 issued and outstanding	16,402,084	15,578,903
Additional paid-in-capital Retained earnings	2,577,855 11,863,688	2,455,409 9,934,967
Accumulated other comprehensive income/(loss)	16,469	(34,999)

Total liabilities and shareholders’ equity	$321,948,081	$297,859,278

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
INTEREST INCOME
Loans and leases	$19,125,311	$19,592,855	$15,778,313
Taxable securities	136,519	459,978	864,410
Tax-exempt securities	530,526	646,920	607,276
Federal funds sold and other	49,931	33,352	79,079
Dividends	88,602	70,517	51,062
Total interest income	19,930,889	20,803,622	17,380,140
INTEREST EXPENSE
Interest-bearing transaction deposits	49,514	47,332	50,928
Savings and money market deposits	1,433,907	1,887,350	1,363,563
Time deposits, $100,000 and over Other time deposits	1,933,523 1,138,555	1,957,123 1,300,629	1,602,820 1,015,391
Interest on borrowings	892,122	1,244,256	425,681
Total interest expense	5,447,621	6,436,690	4,458,383

NET INTEREST INCOME	14,483,268	14,366,932	12,921,757
Provision for loan and lease losses	2,110,000	680,000	500,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	12,373,268	13,686,932	12,421,757
NON-INTEREST INCOME	2,131,182	2,278,810	2,093,738
NON-INTEREST EXPENSE
Salaries and employee benefits	5,610,821	5,587,176	4,940,130
Premises and equipment	936,798	959,021	1,016,200
Other	3,076,292	2,635,845	2,349,639
Total non-interest expense	9,623,911	9,182,042	8,305,969

Income before provision for income taxes	4,880,539	6,783,700	6,209,526
Provision for income taxes	1,565,178	2,440,162	2,217,767
NET INCOME	$3,315,361	$4,343,538	$3,991,759
BASIC EARNINGS PER SHARE	$1.46	$1.94	$1.78
DILUTED EARNINGS PER SHARE	$1.45	$1.88	$1.68

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the years ended December 31, 2008, 2007 and 2006

						Accumulated
				Additional		Other
	Comprehensive	Common Stock		Paid-in	Retained	Comprehensive
	Income	Shares	Amount	Capital	Earnings	Income (Loss)	Total
BALANCE AT JANUARY 1, 2006		2,204,949	$15,004,135	$1,252,292	$7,493,757	$(310,391)	$23,439,793
Redemption and retirement of stock		(55,028)	(410,308)		(1,025,843)		(1,436,151)
Stock options exercised and related tax benefits		104,126	885,729	438,757			1,324,486
Cash dividends of $.55 per share					(1,252,957)		(1,252,957)
Stock options vested				100,224			100,224
Restricted stock granted		29,000		81,375			81,375
Net income for the year	$3,991,759				3,991,759		3,991,759
Other comprehensive income, net of tax: Unrealized holding gains on securities available-for-sale arising during the year, net of taxes of $108,781	155,542
Other comprehensive income, net of taxes	155,542					155,542	155,542
Total comprehensive income	$4,147,301
BALANCE AT DECEMBER 31, 2006		2,283,047	15,479,556	1,872,648	9,206,716	(154,849)	26,404,071

Redemption and retirement of stock		(100,415)	(689,422)		(2,243,816)		(2,933,238)
Stock options exercised and related tax benefits		60,177	626,019	358,353			984,372
Cash dividends of $.60 per share					(1,371,471)		(1,371,471)
Stock options vested				216,473			216,473
Restricted stock vested and related tax benefits			162,750	7,935			170,685
Net income for the year	$4,343,538				4,343,538		4,343,538
Other comprehensive income, net of tax: Unrealized holding gains on securities available-for-sale arising during the year, net of taxes of $83,819	119,850
Other comprehensive income, net of taxes	119,850					119,850	119,850
Total comprehensive income	$4,463,388
BALANCE AT DECEMBER 31, 2007		2,242,809	15,578,903	2,455,409	9,934,967	(34,999)	27,934,280

SONOMA VALLEY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the years ended December 31, 2008, 2007 and 2006

						Accumulated
				Additional		Other
	Comprehensive	Common Stock		Paid-in	Retained	Comprehensive
	Income	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Redemption and retirement of stock		(1,190)	$(8,526)		$(13,414)		$(21,940)
Stock options exercised and related tax benefits		49,038	668,957	72,318			741,275
Cash dividends of $.60 per share					(1,373,226)		(1,373,226)
Stock options vested				64,805			64,805
Restricted stock vested and related tax benefits			162,750	(14,677)			148,073
Net income for the year	$3,315,361				3,315,361		3,315,361
Other comprehensive income, net of tax: Unrealized holding gains on securities available-for-sale arising during the year, net of taxes of $35,994	51,468
Other comprehensive income, net of taxes	51,468					51,468	51,468
Total comprehensive income	$3,366,829
BALANCE AT DECEMBER 31, 2008		2,290,657	$16,402,084	$2,577,855	$11,863,688	$16,469	$30,860,096

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
OPERATING ACTIVITIES
Net income	$3,315,361	$4,343,538	$3,991,759
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	2,110,000	680,000	500,000
Depreciation	229,538	239,374	284,357
Gain on sale of equipment	45
Amortization and other	71,590	40,254	116,041
Stock options and restricted stock granted	227,555	379,223	181,599
Provision for foreclosed real estate	34,751
Net change in interest receivable	3,662	(10,591)	(271,363)
Net change in cash surrender value of life insurance	(423,329)	(416,847)	(347,867)
Net change in other assets	(1,111,380)	(1,002,003)	(185,303)
Net change in interest payable and other liabilities	765,185	494,851	1,018,091
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,222,978	4,747,799	5,287,314
INVESTING ACTIVITIES
Purchases of securities held-to-maturity	(495,000)	(101,751)	(438,272)
Purchases of securities available-for-sale	(6,506,649)	(4,195)	(42,140)
Proceeds from maturing securities held-to-maturity	1,128,100	1,307,600	1,055,000
Proceeds from maturing securities available-for-sale	8,205,000	13,000,000	13,195,000
Net increase in loans and leases	(18,068,982)	(31,087,528)	(48,412,605)
Purchases of premises and equipment	(171,219)	(82,605)	(54,915)
Purchases of life insurance	0	(350,000)	0
Proceeds from disposal of equipment	0	0	0
NET CASH USED FOR INVESTING ACTIVITIES	(15,908,750)	(17,318,479)	(34,697,932)

(Continued)

SONOMA VALLEY BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
FINANCING ACTIVITIES
Net change in demand, interest-bearing transaction and savings deposits	$5,407,421	$1,182,153	$1,805,126
Net change in time deposits	12,490,381	2,098,131	15,203,522
Stock repurchases	(21,940)	(2,933,237)	(1,436,151)
Stock options exercised	582,557	576,482	864,993
Proceeds from FHLB borrowings	25,000,000	14,900,000	12,600,000
Repayments on FHLB borrowings	(22,500,000)
Cash dividends paid	(1,373,226)	(1,371,471)	(1,252,957)
.NET CASH PROVIDED BY FINANCING ACTIVITIES	19,585,193	14,452,058	27,784,533
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,899,421	1,881,378	(1,626,085)
Cash and cash equivalents at beginning of year	9,333,634	7,452,256	9,078,341
CASH AND CASH EQUIVALENTS AT END OF YEAR	$18,233,055	$9,333,634	$7,452,256

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest expense	$5,485,326	$6,431,217	$4,404,411
Income taxes	$2,212,156	$2,265,000	$2,195,000
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Loans transferred to other real estate owned	$332,718
Net change in unrealized gains and losses on securities	$87,462	$203,669	$264,323
Net change in deferred income taxes on unrealized gains and losses on securities	$35,994	$83,819	$108,781

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

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral. The Bank's loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent on local economic conditions. While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

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

NOTE A—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Allowance for Loan and Lease Losses:  The allowance is maintained at a level which, in the opinion of management, is adequate to absorb probable losses inherent in the loan and lease portfolio.  Management determines the adequacy of the allowance based upon reviews of individual loans and leases, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and leases and other pertinent factors.  The allowance is based on estimates, and ultimate losses may vary from the current estimates.  These estimates are reviewed monthly and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Loans and leases deemed uncollectible are charged to the allowance.  Provisions for loan and lease losses and recoveries on loans previously charged off are added to the allowance. The allowance for loan and lease losses is based on a formula allocation for similarly risk-rated loans and individually for impaired loans as determined by SFAS No. 114, Accounting by Creditors for Impairment of a Loan and SFAS No. 5, Accounting for Contingencies.

Commercial, real estate and construction loans are considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Allowances on impaired loans are established based on the present value of expected future cash flows discounted at the loan’s historical effective interest rate or, for collateral-dependent loans, on the fair value of the collateral.  Consumer and other homogeneous smaller balance loans are reviewed on a collective basis for impairment. Cash receipts on impaired loans are used to reduce principal.

NOTE A—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Recognition on Impaired and Nonaccrual Loans and Leases:  Loans and leases, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well-secured and in the process of collection. If a loan or lease or a portion of a loan or lease is classified as doubtful or is partially charged off, the loan or lease is classified as nonaccrual except for overdrafts that are converted to loans.  These loans are classified as doubtful but are carried in accrual status as long as they are current.  Loans and leases that are on a current payment status or past due less than 90 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

Loans and leases may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, and there is a sustained period of repayment performance by the borrower, in accordance with the contractual terms of interest and principal.

While a loan or lease is classified as nonaccrual and the future collectability of the recorded balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding.  When the future collectability of the recorded balance is expected, interest income may be recognized on a cash basis.  In the case where a nonaccrual loan or lease had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded balance at the contractual interest rate.  Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

Premises and Equipment:  Premises and equipment are stated at cost, less accumulated depreciation.  The provision for depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets.  Leasehold improvements are amortized over the shorter of their useful life or the lease term.

Investments in Limited Partnerships:  The Company owns a 3.06% interest in a limited partnership that owns and operates affordable housing projects.  The investment in this project serves as an element of the Company’s compliance with the Community Reinvestment Act and the Company receives tax benefits in the form of deductions for operating losses and tax credits.  The tax credits may be used to reduce taxes currently payable or may be carried back one year or forward ten years to recapture or reduce taxes.  The Company uses the equity method of accounting for the partnership’s operating results and tax credits are recorded in the years they became available to reduce income taxes.

Investment in Federal Home Loan Bank Stock: As a member of the Federal Home Loan Bank (FHLB) System, the Bank is required to maintain an investment in capital stock of the FHLB. The investment exceeds the minimum requirement at December 31, 2008 and 2007. The investment is stated at cost in the accompanying balance sheets and is reported as part of other assets.

Foreclosed Real Estate:  Foreclosed real estate includes both formally foreclosed property and in-substance foreclosed property.  In-substance foreclosed properties are those properties for which the Company has taken physical possession, regardless of whether formal foreclosure proceedings have taken place.

NOTE A—SIGNIFICANT ACCOUNTING POLICIES (Continued)

At the time of foreclosure, foreclosed real estate is recorded at the lower of the carrying amount or fair value less cost to sell, which becomes the property’s new basis.  Any write-downs based on the asset’s fair value at date of acquisition are charged to the allowance for loan losses.  After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of their new cost basis or fair value minus estimated costs to sell.  Revenue and expenses from operations and subsequent adjustments to the carrying amount are included in other non-interest expenses.

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

The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. Pursuant to FIN 48, the Company examines its financial statements, its income tax provision, and its federal and state income tax returns and analyzes its tax position, including permanent and temporary differences, as well as the major components of income and expense to determine whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. The Company recognizes interest and penalties arising from income tax settlements as part of its provision for income taxes.

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

NOTE A—SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share-Based Payment Accounting:  At December 31, 2008, the Company has a stock-based employee and director compensation plan, which is described more fully in Note L.  The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003.  Options were granted in 2004, 2007 and 2008 under the fair value method.  Awards under the plan vest over two to five years.  Restricted stock was granted in July 2006 that vests over three to five years beginning July 2007.  The cost related to share-based employee compensation is included in the determination of net income for the years ended December 31, 2008, 2007 and 2006.

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

New Accounting Pronouncements:  In June 2008, the Financial Accounting Standard Board (FASB) issued Staff Position No. EITF 03-6-1 that addresses whether instruments granted in share-based payment transactions are participation securities prior to vesting and, therefore need to be included in the earnings allocation in computing earnings per share.  This Staff Position is effective for financial statements issued for the fiscal years beginning after December 15, 2008.

In December 2007, the FASB issued SFAS No. 141, revised, Business Combination.  This Statement established principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest, recognizes and measures goodwill acquired in a business combination, and discloses the nature and financial effects of the business combination.  This Statement applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008.

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

NOTE B—RESTRICTIONS ON CASH AND DUE FROM BANKS

Cash and due from banks include amounts the Bank is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve.  The total requirement at December 31, 2008 and 2007 was $654,000 and $721,000, respectively.

NOTE C—INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
December 31, 2008:
Securities Available-For-Sale
U.S. Treasury securities	$498,909	$943		$499,852
U.S. Government agency securities	6,004,588	57,365		6,061,953
Equity securities	47,440		$(30,321)	17,119
	$6,550,937	$58,308	$(30,321)	$6,578,924
Securities Held-to-Maturity
Municipal securities	$13,862,911	$265,339	$(100,139)	$14,028,111

	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
December 31, 2007:
Securities Available-For-Sale
U.S. Treasury securities	$999,495	$349		$999,844
U.S. Government agency securities	7,216,834		$(45,481)	7,171,353
Equity securities	46,335		(14,342)	31,993
	$8,262,664	$349	$(59,823)	$8,203,190
Securities Held-to-Maturity
Municipal securities	$14,554,224	$226,356	$(26,331)	$14,754,249

NOTE C—INVESTMENT SECURITIES (Continued)

Contractual maturities of investment securities at December 31, 2008 were as follows:

	Securities		Securities
	Available-For-Sale		Held-To-Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$6,503,497	$6,561,805	$854,779	$864,523
Due after one year through five years			7,109,369	7,242,833
Due after five years through ten years			4,748,090	4,810,605
Due after ten years			1,150,673	1,110,150
Equity securities	47,440	17,119
	$6,550,937	$6,578,924	$13,862,911	$14,028,111

During 2008, 2007 and 2006, the Company did not sell any securities available-for-sale.

As of  December 31, 2008, investment securities with a carrying amount of $7,629,270 and an approximate fair value of $7,714,451 were pledged, in accordance with federal and state requirements, as collateral for public deposits.  Investment securities with a carrying amount and fair value of $6,261,894 at December 31, 2008 were pledged to meet the requirements of the Federal Reserve and the U.S. Department of Justice.  As of December 31, 2007, investment securities with a carrying amount of $6,131,085 and an approximate fair value of $6,247,992 were pledged, in accordance with federal and state requirements, as collateral for public deposits.  Investment securities with a carrying amount and fair value of $3,991,635 at December 31, 2007 were pledged to meet the requirements of the Federal Reserve and the U.S. Department of Justice.

NOTE C—INVESTMENT SECURITIES (Continued)

The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31.

	2008
	Less Than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses

Municipal securities	$1,411,398	$100,139
Equity securities	580	525	$16,539	$30,316
Total temporarily impaired securities	$1,411,978	$100,664	$16,539	$30,316

	2007
	Less Than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses

U.S. Government agency securities			$7,171,353	$45,481
Municipal securities	$101,564	$63	3,608,462	26,268
Equity securities	11,778	4,216	20,215	10,126
Total temporarily impaired securities	$113,342	$4,279	$10,800,030	$81,875

There were 5 municipal securities and 16 equity securities in an unrealized loss position at December 31, 2008.  There were 7 U.S. government agency securities, 14 municipal securities and 15 equity securities in an unrealized loss position at December 31, 2007.  The unrealized losses on these securities were caused by interest rate increases or, in the case of the equity securities, market disfavor with financial institutions stock.  The Company purchased small amounts of various bank equity securities in order to track and analyze peer group banks and the potential loss is relatively small.   In the case of the municipal securities, the contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2008 and 2007.

NOTE D—LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the loan and lease portfolio was as follows at December 31:

	2008		2007

Commercial	$182,975,920	68.4%	$177,989,391	70.9%
Consumer	36,549,623	13.7%	29,163,877	11.6%
Real estate mortgage	20,163,163	7.5%	17,946,113	7.2%
Real estate construction	27,918,414	10.4%	25,772,958	10.3%
Lease financing receivables, net of unearned income of $6,290 in 2007	17,634	0.0%	21,665	0.0%
	267,624,754	100.0%	250,894,004	100.0%

Deferred loan fees and costs, net	(215,470)		(432,569)
Allowance for loan and lease losses	(5,032,500)		(3,723,217)
	$262,376,784		$246,738,218

At December 31, 2008, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $8,700,000 with a corresponding valuation allowance of $1,186,000. At December 31, 2007, the recorded investment in loans for which impairment has been recognized in accordance with Statement No. 114 totaled $2,097,000, with a corresponding valuation allowance of $283,000.  For the years ended December 31, 2008, 2007 and 2006, the average recorded investment in impaired loans was approximately $5,325,000, $332,000 and $1,035,000, respectively.  During 2008, 2007 and 2006, $334,000, $163,000 and $8,000 of interest was received and recognized on impaired loans, respectively.

At December 31, 2008, the Company had other nonaccrual loans totaling $1,030,000 for which impairment has not been recognized.

The Company has no commitments to loan additional funds to the borrowers of impaired or nonaccrual loans.

NOTE D—LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES  (Continued)

The maturity and repricing distribution of the loan and lease portfolio at December 31:

	2008	2007
Fixed rate loan maturities
Three months or less	$69,203,657	$32,464,840
Over three months to twelve months	65,919,143	60,965,840
Over one year to five years	80,413,259	93,613,696
Over five years	31,842,236	16,817,804
Floating rate loans repricing
Quarterly or more frequently	4,886,141	39,892,211
Quarterly to annual frequency	861,510	311,741
One to five years frequency	8,258,927	6,027,843
	261,384,874	250,093,975
Nonaccrual loans	6,239,881	800,029
	$267,624,754	$250,894,004

An analysis of the changes in the allowance for loan and lease losses is as follows for the years ended December 31:

	2008	2007	2006

Beginning balance	$3,723,217	$3,276,972	$2,776,507
Provision for loan and lease losses	2,110,000	680,000	500,000
Loans charged off:
Commercial	(519,318)	(187,075)	(6,593)
Consumer	(508,758)	(63,901)	(12,262)
	(1,028,076)	(250,976)	(18,855)
Recoveries:
Commercial	218,812	16,315	17,668
Consumer	8,547	906	1,652
	227,359	17,221	19,320
Ending balance	$5,032,500	$3,723,217	$3,276,972

NOTE E—PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at December 31:

	2008	2007

Land	$175,000	$175,000
Building	71,943	71,943
Building improvements	37,402	25,432
Leasehold improvements	803,594	797,191
Furniture, fixtures and equipment	2,158,554	2,073,218
	3,246,493	3,142,784
Less: Accumulated depreciation	(2,512,402)	(2,350,329)
	$734,091	$792,455

NOTE F—TIME DEPOSITS

The maturities of time deposits at December 31, 2008 are as follows:

Maturing within one year	$76,730,000
Maturing in one year to three years	7,714,000
Maturing three years through five years	1,842,000
$86,286,000

NOTE G—FEDERAL FUNDS CREDIT LINES AND BORROWINGS

The Company has an agreement to borrow from the Federal Reserve by obtaining advances to the extent of pledged collateral.  Investment securities with a carrying value of $5,700,000 were held as collateral with the Federal Reserve Bank.  The maximum borrowing available under the agreement was $5,500,000 at December 31, 2008.

The Company has uncommitted federal funds lines of credit agreements with other banks.  The maximum borrowings available under these lines totaled $19,000,000 at December 31, 2008.  There were no borrowings outstanding under these agreements at December 31, 2008 or 2007.

The Company pledged loans totaling $152,879,522 as collateral to secure advances from the Federal Home Loan Bank of up to $68,450,663.  At December 31, 2008, the Company had long-term borrowings of $30,000,000. The long-term borrowings carry a fixed interest rate on outstanding principal as follows at December 31:

Funded	Rate	Principal Outstanding	Maturity
9/25/2008	3.68%	5,000,000	9/25/2009
9/19/2008	2.99%	5,000,000	3/19/2009
9/18/2008	3.16%	5,000,000	9/18/2009
9/8/2008	3.25%	5,000,000	9/08/2010
7/18/2008	3.14%	5,000,000	7/20/2009
3/1/2007	4.92%	5,000,000	3/2/2009

NOTE H—EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Employee Savings Plan (the Plan) in which the Company matches a portion of the employee's contribution each payday.  All employees are eligible for participation following three months of employment.  Bancorp contributions are 100% vested at all times.  The Company made contributions totaling $136,733 in 2008, $147,994 in 2007 and $148,691 in 2006.

The Company purchased single premium life insurance policies in connection with the implementation of retirement plans for four key officers and for the Board of Directors.  The policies provide protection against the adverse financial effects from the death of a key officer and provide income to offset expenses associated with the plans.  The officers are insured under the policies, but the Company is the owner and beneficiary.  At December 31, 2008 and 2007, the cash surrender value of these policies totaled $10,777,482 and $20,354,153 respectively.

The retirement plans are unfunded and provide for the Company to pay the officers and directors specified amounts for specified periods after retirement and allow them to defer a portion of current compensation in exchange for the Company's commitment to pay a deferred benefit at retirement.  If death occurs prior to or during retirement, the Company will pay the officer's beneficiary or estate the benefits set forth in the plans.  Deferred compensation is vested as to the amounts deferred.  Liabilities are recorded for the estimated present value of future salary continuation benefits and for the amounts deferred by the officers and directors.  At December 31, 2008 and 2007, the liability recorded for the executive officer supplemental retirement plan totaled $3,383,708 and $2,665,602 respectively.  The amount of pension expense related to this plan for 2008 and 2007 was $745,698 and $541,824, respectively.  At December 31, 2008 and 2007, the liability recorded for the director supplemental retirement plan totaled $457,513 and $444,580, respectively.  The amount of pension expense related to this plan for 2008 and 2007 was $17,931 and ($129,067), respectively.  At December 31, 2008 and 2007, the liability recorded for the deferred compensation plans totaled $1,750,326 and $1,583,308, respectively.  The amount of expense related to these plans for 2008 and 2007 was $120,826 and $109,768, respectively.  The following are the components of the accumulated benefit obligation related to the executive officer and director supplemental retirement plans as of December 31:

	Directors		Officers
	2008	2007	2008	2007

Projected benefit obligation	$441,099	$411,282	$3,412,343	$2,933,784
Accrued prior service costs	16,408	33,298	( (28,635)	(268,182)
Benefit obligation included in other liabilities	$457,513	$444,580	$3,383,708	$2,665,602

The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.75% for both 2008 and 2007.  Inflationary increases of 4% for 2008 and 4% for 2007 were assumed.  The Directors projected benefit calculation includes a 2% cost of living adjustment.  The entire accumulated benefit obligation was not fully vested at December 31, 2008 and 2007.  Full vesting for the Officers does not occur until the participant has been in the plan for 15 years.  The Directors only receive the benefit if they are on the Board upon reaching age 70. The measurement dates for the benefit obligation are December 31, 2008 and 2007.

NOTE H—EMPLOYEE BENEFIT PLANS (Continued)

SFAS No. 158 applies to this Plan and requires unamortized prior service costs be recognized as a component of other comprehensive income.  The Plan has a net after tax unrecognized prior service cost of $7,191 at December 31, 2008 and $138,229 at December 31, 2007.  The amounts are not deemed to be material and are not included in other comprehensive income.

The following is a reconciliation of the beginning and ending balances of the benefit obligation for the years ended December 31:

	Directors			Officers
	2008	2007	2006	2008	2007	2006

Benefit obligation at beginning of year	$444,580	$573,647	$476,001	$2,665,602	$2,123,778	$1,701,811
Net periodic pension cost:
Service cost	45,443	54,277	110,027	124,840	218,799	195,710
Interest cost on projected benefit obligation	26,920	23,987	26,275	221,134	190,652	159,440
Amortization of prior service costs	(13,258)	(51,638)	(38,656)	399,724	132,373	66,817
Terminations	(41,172)	(155,693)
Benefits Paid	(5,000)			(27,592)
Benefit obligation at end of year	$457,513	$444,580	$573,647	$3,383,708	$2,665,602	$2,123,778

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Directors	Officers

2009	$10,200	$225,109
2010	13,237	225,109
2011	25,990	352,386
2012	37,397	352,386
2013	52,058	352,386
2014 to 2018	343,408	1,761,930

NOTE I—NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

Non-interest income is comprised of the following for the years ended December 31:

	2008	2007	2006

Service charges on deposit accounts	$1,332,787	$1,410,637	$1,352,251
Other fee income	350,304	426,220	380,070
Life insurance earnings	423,329	416,847	347,867
Other	24,762	25,106	13,550
	$2,131,182	$2,278,810	$2,093,738

Other non-interest expense is comprised of the following for the years ended December 31:

	2008	2007	2006

Professional and consulting fees	$1,115,868	$1,018,088	$702,221
Data processing	517,793	546,924	501,873
Stationary and supplies	173,696	132,410	160,468
Staff related	185,857	155,430	164,271
Advertising and business development	339,614	286,074	276,232
Postage and telephone	141,359	133,808	120,096
Assessments and insurance	264,200	133,154	142,378
Other	337,905	229,957	282,100
	$3,076,292	$2,635,845	$2,349,639

NOTE J—INCOME TAXES

The provision for income taxes is comprised of the following:

	2008	2007	2006
Current
Federal	$1,685,119	$2,062,700	$2,077,673
State	731,718	782,799	755,982
	2,416,837	2,845,499	2,833,655
Deferred
Federal	(627,459)	(331,115)	(507,264)
State	(224,200)	(74,222)	(108,624)
	(851,658)	(405,337)	(615,888)
Provision for income taxes	$1,565,178	$2,440,162	$2,217,767

The following is a reconciliation of income taxes computed at the Federal statutory income tax rate of 34% to the effective income tax rate used for the provision for income taxes:

	2008	2007	2006

Income tax at Federal statutory rate	$1,659,383	$2,306,458	$2,111,239
State franchise tax, less Federal income tax benefit	349,173	485,333	444,254
Interest on municipal obligations exempt from Federal tax	(201,082)	(235,525)	(229,226)
Life insurance earnings	(174,219)	(171,551)	(143,163)
Incentive stock option expense	(15,630)	57,616	41,247
Meals and entertainment	8,053	6,654	6,888
Tax credits	(60,509)	(7,922)
Other differences	9	(901)	(13,472)
Provision for income taxes	$1,565,178	$2,440,162	$2,217,767

NOTE J—INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to the components of the net deferred tax asset recorded as an other asset as of December 31 were as follows:

	2008	2007	2006
Deferred tax assets:
Nonqualified benefit plans	$2,301,167	$1,931,578	$1,706,099
Allowance for loan losses	1,773,938	1,305,486	1,153,381
Unrealized securities holding losses	-	24,477	108,295
Accrued liabilities	291,632	290,976	240,490
State franchise taxes	235,884	228,912	215,884
Nonaccrual interest	79,495	47,881	87,081
Restricted stock	49,343	50,499	63,956
Nonqualified stock options	31,434	11,327	-
Other	35,526	15,770	15,769
Total deferred tax assets	4,798,419	3,906,906	3,590,955

Deferred tax liabilities:
Federal Home Loan Bank dividends	116,291	111,947	83,510
Depreciation	70,018	85,556	120,217
Prepaid Expense	76,181	-	-
Unrealized securities holding gains	11,518	-	-
Other	-	655	-
Total deferred tax liabilities	274,008	198,158	203,727
Net deferred tax assets	$4,524,411	$3,708,748	$3,387,228

The amounts presented for the tax effects of temporary differences are based upon estimates and assumptions and could vary from amounts ultimately reflected on the Company's tax returns.

Income tax payable was $159,851 at December 31, 2008. Income tax payable was $99,212 at December 31, 2007.

The Company or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction and the state of California jurisdiction.  The Company is no longer subject to U.S. federal income tax examinations and California Franchise tax examinations by tax authorities for years before 2005 and 2004, respectively.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  No adjustments were identified for unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings.  There were also no adjustments identified for unrecognized tax benefits which would require an adjustment to the income statement for the years ended December 31, 2008 or 2007.   During the years ended December 31, 2008 and 2007, the Company recognized no interest and penalties.

NOTE K—EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share for the years ended December 31:

	2008	2007	2006
Basic:
Net income	$3,315,361	$4,343,538	$3,991,759
Weighted-average common shares outstanding	2,263,045	2,241,104	2,247,231
Earnings per share	$1.46	$1.94	$1.78

Diluted:
Net income	$3,315,361	$4,343,538	$3,991,759
Weighted-average common shares outstanding	2,263,045	2,241,104	2,247,231
Net effect of dilutive share-based awards – based on the treasury stock method using average market price	29,686	72,484	121,987
Weighted-average common shares outstanding and common stock equivalents	2,292,731	2,313,588	2,369,218
Earnings per share - assuming dilution	$1.45	$1.88	$1.68

Nonvested restricted shares are included in the computation of diluted earnings per share using the treasury stock method.  Vested restricted shares are outstanding for both basic and diluted earnings per share. In addition, options to purchase 37,410 common shares at $23.50 to $28.54 and 16,600 shares of restricted stock were outstanding during 2008 but were excluded from the computation of diluted earnings per share because the exercise price or issuance price was greater than the average market price of the common shares.

NOTE L—EQUITY INCENTIVE PLANS

The Company has a stock option plan (the 1996 Plan), effective March 31, 1996 and terminated on May 14, 2002 under which incentive and nonstatutory stock options, as defined under the Internal Revenue Code, were granted.  The 1996 Plan was administered by a Committee appointed by the Board.  No additional options are available for granting under this plan; however, there are unexercised options currently outstanding under this plan.  The options granted under this plan have an exercise period of 10 years, a portion of which were subject to a graded vesting schedule of 20% per year.

The Company approved an equity incentive plan (the 2002 Plan), effective May 14, 2002 and terminating May 14, 2012, under which stock options, restricted stock, stock appreciation rights and stock bonuses may be granted. The 2002 Plan is administered by a Committee appointed by the Board. Options representing 123,555 shares of the Company’s authorized and unissued common stock may be granted under the Plan by the Committee to directors and employees of the Company at a price to be determined by the Committee but shall not be less than 100% of the fair market value of the shares on the date the incentive stock option is granted.

NOTE L—EQUITY INCENTIVE PLANS (Continued)

The options generally vest based on 5 years of continuous service and have 10-year contractual terms.  No options were granted in 2005 and 2006.  There were 10,000 options granted in June 2007 and 7,410 options granted in December 2007.  There were 10,000 options granted in January 2008.  The Company has 2,195 options available to grant under this plan at December 31, 2008.

The Company approved an equity incentive plan (the 2007 Plan), effective February 21, 2007 and terminating February 20, 2017, under which stock options, restricted stock, stock appreciation rights and stock bonuses may be granted. The 2007 Plan is administered by a Committee appointed by the Board. Options representing 231,963 shares of the Company’s authorized and unissued common stock may be granted under the Plan by the Committee to directors and employees of the Company at a price to be determined by the Committee but shall not be less than 100% of the fair market value of the shares on the date the incentive stock option is granted. The options generally vest based on 5 years of continuous service and have 10-year contractual terms. There were 10,000 options granted in April 2008. The Company has 221,963 options available to grant under this plan at December 31, 2008.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	January 2008	April 2008
Expected Life in Years	7.00	7.00
Risk Free Interest Rate	3.32%	3.21%
Expected Stock Price Volatility	35.00%	35.70%
Expected Cash Dividend Yield	2.80%	2.33%
Expected Annual Forfeiture Rate	0.00%	0.00%

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

NOTE L—EQUITY INCENTIVE PLANS (Continued)

A summary of stock option activity follows for the years ended December 31:

				Incentive Stock Options
		2008		2007		2006
	Weighted-Average		Weighted-Average		Weighted-Average
	Exercise		Exercise		Exercise
	Price	Shares	Price	Shares	Price	Shares
Shares under option at beginning of year	$17.40	78,773	$17.00	92,621	$14.64	133,085
Options granted	23.50	10,000
Options exercised	14.75	(25,874)	14.69	(13,848)	8.90	(39,264)
Options forfeited or expired	0.00	0	0.00	0	20.71	(1,200)
Shares under option at end of year	19.46	62,899	17.40	78,773	17.00	92,621
Options exercisable at end of year	18.70	52,899	16.78	66,323	15.63	67,721
Weighted-average fair value of options granted during the year	7.12

				Nonstatutory Stock Options
		2008		2007		2006
	Weighted-Average		Weighted-Average		Weighted-Average
	Exercise		Exercise		Exercise
	Price	Shares	Price	Shares	Price	Shares
Shares under option at beginning of year	$11.85	91,532	$8.12	120,438	$8.07	185,300
Options granted	25.70	10,000	27.48	17,410
Options exercised	8.67	(23,162)	8.06	(46,316)	7.95	(64,862)
Shares under option at end of year	14.56	78,370	11.85	91,532	8.12	120,438
Options exercisable at end of year	10.21	57,900	8.75	76,592	8.12	120,438
Weighted-average fair value of options granted during the year	8.36		8.68

NOTE L—EQUITY INCENTIVE PLANS (Continued)

Following is the intrinsic value and weighted average contractual term of stock options outstanding for the years ended December 31:

	Incentive Stock Options
	2008	2007	2006
Intrinsic value:
Outstanding shares	$(400,014)	$610,396	$1,019,333
Exercisable shares	(296,014)	555,081	837,751

Weighted average
remaining contractual term:
Outstanding shares	5.56 years	5.21 years	6.15 years
Exercisable shares	4.73 years	5.01 years	5.71 years

	Nonstatutory Stock Options
	2008	2007	2006
Intrinsic value:
Outstanding shares	$(114,155)	$1,217,399	$2,392,987
Exercisable shares	167,352	1,255,745	2,392,987

Weighted average
remaining contractual term:
Outstanding shares	4.98 years	4.02 years	2.02 years
Exercisable shares	1.88 years	1.49 years	2.02 years

Upon the exercise of stock options, new shares are issued.  The total amount of cash received from the exercise of stock options during 2008, 2007 and 2006 was $582,557, $576,483 and $864,993, respectively.  The tax benefits realized for the tax deductions from stock options exercised during 2008, 2007 and 2006 was $158,718, $407,889 and $459,493, respectively.

A summary of the status of the Company’s nonvested shares and changes during the years ended December 31are presented below:

			Incentive Stock Options
	2008		2007		2006
		Weighted-Average		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date		Grant-Date
Nonvested Shares	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested at beginning of year	12,450	$7.68	24,900	$7.68	39,150	$7.68
Granted	10,000	7.12
Vested	(12,450)	7.68	(12,450)	7.68	(13,050)	7.68
Forfeited					(1,200)	7.68

Nonvested at end of year	10,000	7.12	12,450	7.68	24,900	7.68

NOTE L—EQUITY INCENTIVE PLANS (Continued)

	Nonstatutory Stock Options
	2008		2007
		Weighted-Average		Weighted- Average
		Grant-Date		Grant-Date
Nonvested Shares	Shares	Fair Value	Shares	Fair Value

Nonvested at beginning of year	14,940	$9.00	0
Granted	10,000	8.36	17,410	$8.68
Vested	(4,470)	8.26	(2,470)	6.79

Nonvested at end of year	20,470	8.85	14,940	9.00

As of December 30, 2008 and 2007 there was $215,891 and $125,918, respectively, of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 3.7 years.  The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006, was $132,553, $112,379 and $100,224, respectively.

A summary of restricted stock activity follows for the years ended December 31, 2008 and 2007:

	2008			2007
		Weighted-Average	Aggregate		Weighted-Average	Aggregate
		Grant-Date	Intrinsic		Grant-Date	Intrinsic
Restricted Stock	Shares	Fair Value	Value	Shares	Fair Value	Value

Nonvested at beginning of year	22,800	$26.25

Granted				29,000	$26.25

Shares Vested and Issued	(6,200)	$26.25		(6,200)	$26.25

Nonvested at end of year	16,600	$26.25	$217,460	22,800	$26.25	$573,420

As of December 31, 2008 and 2007, there was $354,375 and $517,125 of total unrecognized compensation cost related to nonvested restricted stock.  That cost is expected to be recognized over a weighted-average period of 2.5 years and 3.5 years, respectively.

Total compensation cost for all share-based payments recognized in net income for 2008, 2007 and 2006 totaled $133,916, $223,172 and $106,871, respectively, which is net of the related tax benefits for 2008, 2007 and 2006 of $93,639, $156,050 and $74,728, respectively.

NOTE M—RELATED PARTY TRANSACTIONS

The Company has entered into transactions with its directors, executive officers and their affiliates (related parties).  Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.  The following is a summary of the aggregate activity involving related party borrowers at December 31, 2008 and 2007:

	2008	2007

Loans outstanding at beginning of year	$2,461,000	$2,657,000
Loans disbursements	821,000	703,000
Loan repayments	(1,839,000)	(899,000)

Loans outstanding at end of year	$1,443,000	$2,461,000

At December 31, 2008, commitments to related parties of approximately $1,412,000 were undisbursed.  Deposits received from directors and officers totaled $4,094,000 and $4,621,000 at December 31, 2008 and 2007, respectively.

The Company leases its Glen Ellen office from a director of the Company under a noncancellable operating lease.  Lease expense for the years ended December 31, 2008 and 2007 was $15,560 and $15,294, respectively. The remaining lease commitment is approximately $72,794 expiring March 2013.  When the current term expires the Company has the option to extend the lease for one additional 5 year term.  The lease expense increases annually based upon the Consumer Price Index, but not less than 4% annually.

NOTE N—COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments:  The Company leases its three Sonoma offices, the Glen Ellen office and the Banco de Sonoma office under noncancelable operating leases with remaining terms of approximately 6 months, two years, one year, four years and five years, respectively.  All of the leases require adjustments to the base rent for changing price indices and two have a minimum annual increase of four percent.  The Sonoma main office lease and the Sonoma Finance Center lease have the option to renew for two consecutive five-year terms and the Sonoma annex office has an option to renew for one five-year period and one four-year period. The Glen Ellen office and the Banco de Sonoma office lease each have an option to renew for one additional five-year term.  The following table summarizes future minimum commitments under the noncancelable operating leases.

Year ended December 31,
2009	$249,422
2010	67,192
2011	41,295
2012	42,708
2013	29,943
Thereafter	2,120
$432,680

NOTE N—COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

Rental expense was $393,000 in 2008, $381,000 in 2007 and $364,000 in 2006.

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

	Contractual Amounts
	2008	2007

Commitments to extend credit	$42,284,000	$51,458,000
Standby letters of credit	118,000	158,000

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

The Company has not incurred any losses on its commitments in 2008, 2007 or 2006.

As a guarantor of its customers’ credit card accounts, the Company is contingently liable for credit card receivable balances held by another financial institution should the customers default.  The total amount guaranteed as of December 31, 2008 and 2007 was $580,000 and $655,000, respectively.

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

NOTE O—CONCENTRATIONS OF CREDIT RISK (Continued)
The composition of the loan portfolio by credit type is set forth in Note D.  Note D does not include unfunded loan commitments, which represent 14.0% of loans outstanding.  While the Company has approximately  91.3% of its loan portfolio centered in real estate secured loans within its service area, the loans in this category are diversified.  Based on outstanding loan commitments (“total loans”), the Company has the following loan concentrations:  Non-owner occupied construction (6.92%), owner-occupied construction (3.39%), land loans (7.78%), mixed-use commercial real estate (10.14%), industrial and warehouse commercial real estate (7.69%), retail commercial real estate (8.98%), office commercial real estate (6.39%), multi-family commercial real estate (7.34%) and loans to the tourism industries (3.38%).  Standby letters of credit were granted primarily to commercial borrowers.  The Company, as a matter of policy, does not extend credit to any single borrower or group of related borrowers on a secured basis in excess of 25% of its unimpaired capital (shareholders' equity plus the allowance for credit losses) and on an unsecured basis in excess of 15% of its unimpaired capital.

The concentrations of investments are set forth in Note C.  The Company places its investments primarily in financial instruments backed by the U.S. Government and its agencies or by high quality financial institutions, municipalities or corporations.  The Company has significant funds deposited with four correspondent banks.  In addition, deposits with two correspondent banks were in excess of the federally insured limit by $309,169 at December 31, 2008.  While management recognizes the inherent risks involved in such concentrations, this concentration provides the Company with an effective and cost efficient means of managing its liquidity position and item processing needs.  Management closely monitors the financial condition of their correspondent banks on a continuous basis.  The Company also maintains additional deposit accounts with other correspondent banks should management determine that a change in its correspondent banking relationship would be appropriate.

At December 31, 2008, the Company had life insurance policies with cash surrender values of $2,716,604, $2,027,179, $2,019,301 and $1,996,317 with four insurance companies, which represented 8.8%, 6.6%, 6.5% and 6.5%, respectively, of the Company's net worth.  Management closely monitors the financial condition and rating of these insurance companies on a regular basis.

NOTE P—REGULATORY MATTERS

Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank's regulatory agency.  Cash dividends are limited to the lesser of retained earnings, if any, or net income for the last three years, net of the amount of any other distributions made to shareholders during such periods.  As of December 31, 2008, $7,440,441 was available for cash dividend distribution without prior approval.

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

NOTE P—REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2008, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category.  The Bank’s actual capital amounts and ratios are also presented in the table.

	Actual		For Capital Adequacy		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Purposes Amount	Ratio	Amount	Ratio
As of December 31, 2008: Total Capital (to Risk Weighted Assets)	$ 32,640	11.3%	≥$ 23,077	≥8.0%	≥$ 28,846	≥10.0%
Tier I Capital (to Risk Weighted Assets)	$ 29,017	10.1%	≥$ 11,538	≥4.0%	≥$ 17,308	≥ 6.0%
Tier I Capital (to Average Assets)	$ 29,017	9.2%	≥$ 12,586	≥4.0%	≥$ 15,732	≥ 5.0%
As of December 31, 2007:
Total Capital (to Risk Weighted Assets)	$ 29,996	10.8%	≥$ 22,310	≥8.0%	≥$ 27,887	≥10.0%
Tier I Capital (to Risk Weighted Assets)	$ 26,507	9.5%	≥$ 11,155	≥4.0%	≥$ 16,732	≥ 6.0%
Tier I Capital (to Average Assets)	$ 26,507	9.0%	≥$ 11,761	≥4.0%	≥$ 14,701	≥ 5.0%

NOTE Q—CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

A condensed balance sheet as of December 31, 2008 and 2007 and the related condensed statement of operations and cash flows for the years ended December 31, 2008 and 2007 for Sonoma Valley Bancorp (parent company only) are presented as follows:

Condensed Balance Sheets
December 31, 2008 and 2007
	2008	2007
Assets
Cash	$171,504	$55,380
Other assets	841,500	947,911
Investment in common stock of subsidiary	30,226,920	27,218,520
Total assets	$31,239,924	$28,221,811

Liabilities
Accrued expenses	$379,828	$287,531

Shareholders’ equity
Common stock	16,402,084	15,578,903
Additional paid-in-capital Retained earnings and other equity	2,577,855 11,880,157	2,455,409 9,899,968
Total liabilities and shareholders’ equity	$31,239,924	$28,221,811

Condensed Statements of Operations
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Dividend from subsidiary	$1,000,000	$3,000,000	$1,750,000
Expenses	1,179,574	892,962	583,724
Income (loss) before income taxes and equity in undistributed income of subsidiary	(179,574)	2,107,038	1,166,276
Equity in undistributed net income of subsidiary	2,956,932	1,862,267	2,621,241
Income tax benefit	538,003	374,233	204,242
Net income	$3,315,361	$4,343,538	$3,991,759

NOTE Q—CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (Continued)

Condensed Statements of Cash Flows
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Operating activities:
Net income	$3,315,361	$4,343,538	$3,991,759
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed net income of subsidiary	(2,956,932)	(1,862,267)	(2,621,241)
Stock options and restricted stock granted	227,555	379,223	181,599
Net change in other assets	250,452	232,383	(15,100)
Net change in accrued expenses	92,297	7,931	58,457
Net cash provided by operating activities	928,733	3,100,808	1,595,474

Financing activities:
Stock repurchases	(21,940)	(2,933,237)	(1,436,151)
Stock options exercised	582,557	576,482	864,993
Cash dividends paid	(1,373,226)	(1,371,471)	(1,252,957)
Net cash used by financing activities	(812,609)	(3,728,226)	(1,824,115)

Net change in cash and cash equivalents	116,124	(627,418)	(228,641)

Cash and cash equivalents at beginning of year	55,380	682,798	911,439

Cash and cash equivalents at end of year	$171,504	$55,380	$682,798

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

The estimated fair values of the Company and Subsidiary's financial instruments are as follows at December 31:

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$17,959,020	$17,959,020	$6,268,091	$6,268,091
Federal funds sold
Interest-bearing due from banks	274,035	274,035	3,065,543	3,065,543
Investment securities available-for-sale	6,578,924	6,578,924	8,203,190	8,203,190
Investment securities held-to-maturity	13,862,911	14,028,111	14,554,224	14,754,249
Loans and lease financing receivable, net	262,376,784	268,700,000	246,738,218	245,521,222
Accrued interest receivable	1,678,547	1,678,547	1,682,209	1,682,209
Cash surrender value of life insurance	10,777,482	10,777,482	10,354,153	10,354,153

Financial liabilities:
Deposits	253,945,501	255,702,857	236,047,699	236,347,423
Accrued interest payable	112,405	112,405	150,109	150,109
Federal Home Loan Bank Borrowings	30,000,000	30,600,000	27,500,000	27,638,811

The carrying amounts in the preceding table are included in the balance sheet under the applicable captions.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash, due from banks and federal funds sold:  The carrying amount is a reasonable estimate of fair value.

NOTE R—FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including during periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3.

NOTE R—FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

In general, fair values are determined by:

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
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

At December 31, 2008
	Total	Level 1	Level 2	Level 3
Available-for-sale securities	$6,578,924	$17,119	$6,561,805	$0

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

December 31, 2008
	Total	Level 1	Level 2	Level 3
Impaired Loans	$9,688,585	$0	$9,688,585	$0
Other Real Estate Owned	$285,665	$0	$285,665	$0

NOTE R—FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Impaired loans and other real estate owned – The fair value of impaired loans and other real estate owned is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At December 31, 2008 substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

NOTE S—SUBSEQUENT EVENTS

In November 2008, the Company applied for funds through the U.S. Treasury’s Capital Purchase Program. On December 17, 2008, we were preliminarily approved to receive capital in the form of Senior Preferred shares of $8,653,000. This preliminary approval was pending shareholder approval of a change to our Articles of Incorporation allowing us to issue preferred shares. On February 11, 2009 shareholder approval was received and the Articles of Incorporation were amended.  On February 20, 2009, the Company entered into a Letter Agreement with the United States Department of the Treasury pursuant to the Troubled  Asset Relief Program Capital Purchase Program.  Under the  terms of  the Letter Agreement,  the Company  issued to the Treasury,  8,653 shares of senior preferred stock and a warrant to acquire up to  433.00433 shares of a  separate series of senior preferred stock for  an aggregate  purchase price  of $8,653,000, pursuant to the  standard Capital Purchase Program terms and conditions for  non-public companies.

 On February 18, 2009, the Board of Directors declared a cash dividend of $.30 per share to shareholders of record on February 27, 2009 and payable on March 13, 2009.

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

    Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in "Internal Control-Integrated Framework" issued by COSO was effective as of December 31, 2008.

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

Date: March 18, 2009

/s/Sean C. Cutting                                  /s/Mary Dieter Smith
Sean C. Cutting                      Mary Dieter Smith
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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements

The following financial statements of the Company are filed as part of this Annual Report:

		Page Number

1.	Independent Auditor's Report	54

2.	Consolidated Balance Sheets as of December 31, 2008 and 2007	55

3.	Consolidated Statements of Operations for the three years ended December 31, 2008, 2007 and 2006	56

4.	Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 31, 2008, 2007 and 2006	57 and 58

5.	Consolidated Statements of Cash Flows for the three years ended December 31, 2008, 2007 and 2006	59 and 60

6.	Notes to Consolidated Financial Statements	61

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

SONOMA VALLEY BANCORP,
A California corporation

/s/ Sean C. Cutting.                                                                                                    March 18, 2009
Sean C. Cutting,
President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Mary Dieter Smith                                                                                                         March 18, 2009
Mary Dieter Smith,
Executive Vice President and
Chief Financial Officer
(Principal Finance and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Suzanne Brangham                                                                                                   March 18, 2009
Suzanne Brangham, Secretary
of the Board and Director

/s/ Dale T. Downing                                                                                                    March 18, 2009
Dale T. Downing, Director

/s/ Robert B. Hitchcock                                                                                                      March 18, 2009
Robert B. Hitchcock, Director

/s/ Robert J. Nicholas                                                                                                         March 18, 2009
Robert J. Nicholas, Chairman
of the Board and Director

/s/ Valerie Pistole                                                                                                     March 18, 2009
Valerie Pistole, Director

/s/ Mel Switzer, Jr.                                                                                              March 18, 2009
Mel Switzer, Jr., Vice-Chairman
of the Board and Director

/s/ Sean C. Cutting.                                                                                             March 18, 2009
Sean C. Cutting,
President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Mary Dieter Smith                                                                                          March 18, 2009
Mary Dieter Smith,
Executive Vice President and
Chief Financial Officer
(Principal Finance and Accounting Officer)