Form 10-Q
period 2009-03-31
SONOMA VALLEY BANCORP
filed 2009-05-12
CIK 1120427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2009

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
Yes   ☒                                           No   ☐

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer”  and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer   ☐                                                                                  Accelerated filer   ☐
Non-accelerated filer   ☒ (Do not check if a smaller reporting company)   Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐                                           No  ☒

The number of shares outstanding of the registrant's Common Stock, no par value, as of April 30, 2009 was 2,326,803.

Part I
Item 1.               The information furnished in these interim statements reflects all adjustments and accruals which are, in the opinion of management, necessary for a fair statement of the results for such periods.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

FINANCIAL STATEMENTS
SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
March 31, 2009 (Unaudited), December 31, 2008 (Audited)
and March 31, 2008 (Unaudited)
	March 31, 2009	December 31, 2008	March 31, 2008
ASSETS
Cash and due from banks	$6,266,975	$17,959,020	$6,375,749
Interest-bearing due from banks	9,626,534	274,035	6,895,623
Total cash and cash equivalents	15,893,509	18,233,055	13,271,372
Investment securities available-for-sale at fair value	6,532,448	6,578,924	3,278,041
Investment securities held-to-maturity (fair value of $14,150,697, $14,028,111 and $14,604,518 respectively)	13,848,226	13,862,911	14,228,473
Loans and lease financing receivables, net	274,661,982	262,376,784	248,126,995
Premises and equipment, net	698,879	734,091	817,415
Accrued interest receivable	1,715,610	1,678,547	1,659,121
Other real estate owned	243,610	285,665	320,416
Cash surrender value of life insurance	10,874,230	10,777,482	10,460,165
Other assets	7,328,016	7,420,622	5,863,485
Total assets	$331,796,510	$321,948,081	$298,025,483
LIABILITIES
Noninterest-bearing demand deposits	$48,800,308	$48,279,759	$49,534,037
Interest-bearing transaction deposits	29,109,747	31,062,597	32,523,931
Savings and money market deposits	91,953,928	88,317,397	75,938,300
Time deposits, $100,000 and over	58,919,208	50,694,468	50,915,989
Other time deposits	35,253,932	35,591,280	31,570,905
Total deposits	264,037,123	253,945,501	240,483,162
Other borrowings	21,200,000	30,000,000	22,300,000
Accrued interest payable and other liabilities	6,990,769	7,142,484	6,154,221
Total liabilities	292,227,892	291,087,985	268,937,383
SHAREHOLDERS' EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; 8,653 Series A and 433 Series B at March 31, 2009 and none at December 31, 2008 and March 31, 2008 issued and outstanding	8,661,334	0	0
Common stock, no par value; 10,000,000 shares authorized; 2,313,821 shares at March 31, 2009, 2,290,657 shares at December 31, 2008 and 2,288,709 shares at March 31, 2008 issued and outstanding	16,586,608	16,402,084	16,222,864
Additional paid-in-capital	2,664,333	2,577,855	2,583,348
Retained earnings	11,666,701	11,863,688	10,275,643
Accumulated other comprehensive (loss)income	(10,358)	16,469	6,245
Total shareholders' equity	39,568,618	30,860,096	29,088,100
Total liabilities and shareholders' equity	$331,796,510	$321,948,081	$298,025,483

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months ended March 31, 2009 and 2008

	2009	2008
INTEREST INCOME
Loans and leases	$4,447,587	$4,931,754
Taxable securities	52,863	51,926
Tax-exempt securities	134,776	135,832
Federal funds sold and other	6,866	27,921
Dividends	52	23,867
Total interest income	4,642,144	5,171,300
INTEREST EXPENSE
Interest-bearing transaction deposits	8,641	13,148
Savings and money market deposits	228,534	415,892
Time deposits, $100,000 and over	385,894	548,153
Other time deposits	224,070	328,293
Other borrowings	236,162	294,727
Total interest expense	1,083,301	1,600,213
NET INTEREST INCOME	3,558,843	3,571,087
Provision for loan and lease losses	630,000	220,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	2,928,843	3,351,087
NON-INTEREST INCOME	479,164	556,934
NON-INTEREST EXPENSE
Salaries and employee benefits	1,357,216	1,428,292
Premises and equipment	243,734	228,705
Other	1,044,402	724,777
Total non-interest expense	2,645,352	2,381,774
Income before provision for income taxes	762,655	1,526,247
Provision for income taxes	204,769	498,958
NET INCOME	$557,886	$1,027,289
Preferred stock dividends and amortization of preferred stock
discount	(60,726)	0
NET INCOME AVAILABLE TO
COMMON SHAREHOLDERS	$497,160	$1,027,289

EARNINGS PER SHARE AVAILABLE TO COMMON SHAREHOLDERS
Basic	$.22	$.46
Diluted	$.22	$.45
Dividends declared per common share	$.30	$.30
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	2,283,580	2,243,775
Diluted	2,295,447	2,307,051

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended March 31, 2009 (Unaudited), and the years ended
December 31, 2008 (Audited) and 2007 (Audited)
	Comprehensive	Preferred	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Income	Stock	Shares	Amount	Capital	Earnings	Income	Total
BALANCE AT JANUARY 1, 2007			2,283,047	$15,479,556	$1,872,648	$9,206,716	$(154,849)	$26,404,071
Redemption and retirement of stock			(100,415)	(689,422)		(2,243,816)		(2,933,238)
Stock options exercised and related tax benefits			60,177	626,019	358,353			984,372
Cash dividend of $.60 per share						(1,371,471)		(1,371,471)
Stock options vested					216,473			216,473
Restricted stock vested and related tax benefits				162,750	7,935			170,685
Net income for the year	$4,343,538					4,343,538		4,343,538
Other comprehensive income, net of tax: Unrealized holding gains on securities available- for-sale arising during the year, net of taxes of $83,819	119,850
Other comprehensive loss, net of taxes	119,850						119,850	119,850
Total comprehensive income	$4,463,388
BALANCE AT DECEMBER 31, 2007			2,242,809	15,578,903	2,455,409	9,934,967	(34,999)	27,934,280
Redemption and retirement of stock			(1,190)	(8,526)		(13,414)		(21,940)
Stock options exercised and related tax benefits			49,038	668,957	72,318			741,275
Cash dividend of $.60 per share						(1,373,226)		(1,373,226)
Stock options vested					64,805			64,805
Restricted stock vested and related tax benefit				162,750	(14,677)			148,073
Net income for the year	$3,315,361					3,315,361		3,315,361
Other comprehensive income, net of tax: Unrealized holding gains on securities available- for-sale arising during the year, net of taxes of $35,994	51,468
Other comprehensive loss, net of taxes	51,468						51,468	51,468
Total comprehensive income	$3,366,829

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
For the three months ended March 31, 2009 (Unaudited), and the years ended
December 31, 2008 (Audited) and 2007 (Audited)
	Comprehensive	Preferred	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Income	Stock	Shares	Amount	Capital	Earnings	Income	Total
BALANCE AT DECEMBER 31, 2008			2,290,657	$16,402,084	$2,577,855	$11,863,688	$16,469	$30,860,096
Issuance of preferred stock		$8,653,000						8,653,000
Dividends on preferred stock						(52,392)		(52,392)
Amortization/ Accretion of preferred stock,net		8,334				(8,334)		0
Stock options exercised and related tax benefits			23,164	184,524	29,019			213,543
Cash dividend of $.30 per share						(694,147)		(694,147)
Stock options vested					16,772			16,772
Restricted stock vested					40,687			40,687
Net income for the year	$557,886					557,886		557,886
Other comprehensive income, net of tax: Unrealized holding loss on securities available- for-sale arising during the year, net of taxes of $18,762	(26,827)
Other comprehensive loss, net of taxes	(26,827)						(26,827)	(26,827)
Total comprehensive income	$531,059

BALANCE AT MARCH 31, 2009		$8,661,334	2,313,821	$16,586,608	$2,664,333	$11,666,701	$(10,358)	$39,568,618

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2009 and 2008

	2009	2008
OPERATING ACTIVITIES
Net income	$557,886	$1,027,289
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	630,000	220,000
Depreciation	57,594	56,472
Amortization and other	15,572	18,487
Stock-based compensation expense	57,459	55,626
Provision for foreclosed real estate	42,055	0
Net change in interest receivable	(37,063)	23,088
Net change in cash surrender value of life insurance	(96,748)	(106,012)
Net change in other assets	140,387	467,580
Net change in interest payable and other liabilities	(204,107)	(223,078)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,164,035	1,539,452
INVESTING ACTIVITIES
Purchases of securities available-for-sale	0	(1,007,500)
Proceeds from maturing securities held-to-maturity	0	310,000
Proceeds from maturing securities available-for-sale	0	6,000,000
Net change in loans and leases	(12,915,198)	(1,929,193)
Purchases of premises and equipment	(22,382)	(81,432)
NET CASH (USED IN)PROVIDED BY INVESTING ACTIVITIES	(12,937,580)	3,291,875
FINANCING ACTIVITIES
Net change in demand, interest-bearing transaction and savings deposits	2,204,230	(4,256,064)
Net change in time deposits	7,887,392	8,691,527
Proceeds from issuance of Preferred stock	8,653,000	0
Cash dividend paid	(694,147)	(686,613)
Net change in FHLB borrowings	(8,800,000)	(5,200,000)
Stock options exercised	184,524	557,561
NET CASH PROVIDED BY( USED IN) FINANCING ACTIVITIES	9,434,999	(893,589)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,339,546)	3,937,738
Cash and cash equivalents at beginning of period	18,233,055	9,333,634
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,893,509	$13,271,372

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$1,086,766	$1,295,781
Income taxes	$95,570	$12,156
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Loans transferred to other real estate owned	$0	$320,416
Net change in unrealized gains and losses on securities	$(45,589)	$70,087
Net change in deferred income taxes on unrealized gains on securities	$18,762	$(28,843)
Accrued preferred stock dividends	$(52,392)	$0
Amortization/Accretion of preferred stock discount/premium, net	$(8,334)	$0

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)
Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Sonoma Valley Bancorp and Subsidiary (the "Company") at March 31, 2009 and results of operations for the three months then ended.

Certain information and footnote disclosures presented in our annual financial statements are not included in these interim financial statements.  Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results through December 31, 2009.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Sonoma Valley Bancorp and its wholly owned subsidiary, Sonoma Valley Bank.  All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Commitments

We had no outstanding performance letters of credit at March 31, 2009 and March 31, 2008.

Note 4 - Net Income Per Common Share

Net income per share available for common shareholders is calculated by using the weighted average common shares outstanding.  The weighted average number of common shares used in computing the net income per common share for the period ending March 31, 2009 was 2,283,580 and for the period ending March 31, 2008 was 2,243,775.

Net income per share (diluted) available for common shareholders is calculated by using the weighted average common shares (diluted) outstanding.  The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending March 31, 2009 was 2,295,447 and for the period ending March 31, 2008 was 2,307,051.

Note 5 - Stock Option Accounting

We have a stock-based employee and director compensation plan.  We adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Options were granted in 2004, 2007 and 2008 under the fair value method.  Awards under our plan generally vest over five years.  Restricted stock was granted in July 2006 that vests over three and five years beginning July 2007.  The cost related to stock-based employee and director compensation is included in the determination of net income for the periods ended March 31, 2009 and 2008.

Note 6 - Employee Benefit Plans

We provide retirement plans to its key officers and directors.  The plans are unfunded and provide for payment to the officers and directors specified amounts for specified periods after retirement.  The amount of pension expense related to this plan, and the components of pension expense for the three months ended March 31, 2009 and 2008 are as follows:

	Directors		Officers
	2009	2008	2009	2008
Service cost	$10,305	$9,355	$31,235	$68,727
Interest cost on projected benefit obligation	7,945	6,632	6,855	38,951
Amortization of unrecognized liability at transition	(2,259)	(2,320)	65,547	63,948
Net periodic pension cost recognized	$15,991	$13,667	$103,637	$171,626

Note 7 -  Fair Value Measurement

Statement of Financial Accounting Standards (SFAS) No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principals, and expands disclosures about fair value measurement.  Effective January 1, 2008, the Company adopted SFAS No. 157, which enhances the disclosures about financial instruments carried at fair value.  The adoption of SFAS No. 157 did not have an impact on the company’s financial condition or results of operations.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

At March 31, 2009
	Total	Level 1	Level 2	Level 3
Available-for-sale securities	$6,532,448	$12,715	$6,519,733	$0

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

March 31, 2009
	Total	Level 1	Level 2	Level 3
Impaired Loans	$11,154,905	$0	$11,154,905	$0
Other Real Estate Owned	$ 243,610	$0	$ 243,610	$0

Impaired loans – The fair value of impaired loans and other real estate owned is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2009 substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Note 8 -  Stockholder’s Equity

On February 20, 2009, we completed the issuance of $8,653,000 of Series A preferred stock and related warrant for Series B preferred stock under the U.S. Department of Treasury’s Capital Purchase Program.  The preferred stock has a cumulative dividend of 5% per annum for five years and, unless redeemed, 9% thereafter.  The liquidation amount is $1,000 per share.  The proceeds were recorded in equity based on the relative fair value of the preferred stock and warrant.

Preferred stock dividends, including accretion of the discount, were $60,726 for the first quarter in 2009

SONOMA VALLEY BANCORP
AVERAGE BALANCES/YIELDS AND RATES PAID
For the three months ended March 31, 2009 and 2008

	2009			2008
ASSETS	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans(2):
Commercial	$183,155,354	$3,023,922	6.70%	$179,736,036	$3,474,731	7.78%
Consumer	38,056,848	594,713	6.34%	29,541,266	559,799	7.62%
Real estate construction	29,057,761	456,510	6.37%	24,299,229	512,949	8.49%
Real estate mortgage	20,197,225	344,300	6.91%	18,554,987	353,823	7.67%
Tax exempt loans (1)	2,099,035	42,636	8.24%	2,209,027	45,323	8.25%
Leases	17,634	0	0.00%	20,980	539	10.33%
Unearned loan fees	(227,360)			(393,933)
Total loans	272,356,497	4,462,081	6.64%	253,967,592	4,947,164	7.83%
Investment securities
Available for sale:
Taxable	6,562,678	52,915	3.27%	5,832,909	52,115	3.59%
Hold to maturity:
Taxable	0	0	0.00%	0	0	0.00%
Tax exempt (1)	13,857,462	204,206	5.98%	14,391,616	205,806	5.75%
Total investment securities	20,420,140	257,121	5.11%	20,224,525	257,921	5.13%
Federal funds sold	0	0	0.00%	171,428	1,208	2.83%
FHLB stock	1,565,200	0	0.00%	1,808,896	23,678	5.26%
Total due from banks/interest-bearing	10,712,227	6,868	0.26%	2,590,792	26,713	4.15%
Total interest-earning assets	$305,054,064	$4,726,070	6.28%	$278,763,233	$5,256,684	7.58%
Noninterest-bearing assets:
Reserve for loan losses	(5,046,979)			(3,753,995)
Cash and due from banks	5,013,880			5,691,343
Premises and equipment	719,315			817,163
Other real estate owned	284,731			38,732
Other assets	18,315,958			16,441,433
Total assets	$324,340,969			$297,997,909
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest- bearing deposits
Interest-bearing transaction	$29,551,433	$8,641	0.12%	$31,781,651	$13,148	0.17%
Savings deposits	87,759,695	228,534	1.06%	75,213,289	415,892	2.22%
Time deposits over $100,000	55,168,874	385,894	2.84%	47,356,638	548,153	4.66%
Other time deposits	34,629,877	224,070	2.62%	30,186,551	328,293	4.37%
Total interest-bearing deposits	207,109,879	847,139	1.66%	184,538,129	1,305,486	2.85%
Other borrowings	27,624,444	236,162	3.47%	29,791,209	294,727	3.98%
Total interest-bearing liabilities	234,734,323	$1,083,301	1.87%	214,329,338	$1,600,213	3.00%
Non interest-bearing liabilities:
Non interest-bearing demand deposits	47,422,063			48,391,059
Other liabilities	7,730,856			6,292,439
Shareholders' equity	34,453,727			28,985,073
Total liabilities and shareholders' equity	$324,340,969			$297,997,909
Interest rate spread			4.41%			4.58%
Interest income		$4,726,070	6.28%		$5,256,684	7.58%
Interest expense		1,083,301	1.44%		1,600,213	2.31%
Net interest income/margin		$3,642,769	4.84%		$3,656,471	5.27%

(1)	Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2009 and 2008.
(2)
Non accrual loans have been included in loans for the purposes of the above presentation.  Loan fees of approximately $60,873 and $120,322 for the three months ended March 31, 2009 and 2008, respectively, were amortized to the appropriate interest income categories.

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

Forward Looking Statements

With the exception of historical facts stated herein, the matters discussed in this Form 10-Q are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results.  Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operation of Sonoma Valley Bancorp’s wholly owned subsidiary, Sonoma Valley Bank (“Bank”), projected costs and expenses related to operations of our liquidity, capital resources, and the availability of future equity capital on commercially reasonable terms.  Factors that could cause actual results to differ materially include, in addition to the other factors discussed in our Form 10-K for the year ended December 31, 2008, and subsequent periodic reports, the following; (i) increased competition from other banks, savings and loan associations, thrift and loan associations, finance companies, credit unions, offerors of money market funds, and other financial institutions; (ii) the risks and uncertainties relating to general economic and political conditions, both domestically and internationally, including, but not limited to, inflation, or natural disasters affecting the primary service area of our major industries; or (iii) changes in the laws and regulations governing the Bank’s activities at either the state or federal level.  Readers of this Form 10-Q are cautioned not to put undue reliance on “forward looking” statements which, by their nature, are uncertain as reliable indicators of future performance.  We disclaim any obligation to publicly update these “forward looking” statements, whether as a result of new information, future events, or otherwise.

For the Three Month Periods
Ended March 31, 2009 and 2008

Overview

We reported net income of $557,886 for the first three months of 2009 compared with $1,027,289 for the first three months of 2008.   The $469,403 decrease in net income is largely attributable to a $410,000 increase in the provision for loan losses and a $129,000 increase in the accrual for FDIC assessment due to increases in the premium and in anticipation of a special assessment.  On a per share basis, net income equaled $.22 compared with $.46 per share during the same period in 2008.

Return on average total assets on an annualized basis for the three-month period was 0.70% in 2009 and 1.39% in 2008.  The decline in the return on assets is the result of a 45.7% or $469,403 decline in net income combined with a 8.8% increase in average assets from $298.0 million as of March 31, 2008 to $324.3 million as of March 31, 2009.  Return on average shareholders' equity on an annualized basis at the end of the first quarter 2009 and 2008 was 6.57% and 14.25%, respectively.  The lower return on equity is the result of $469,403 decline in net income combined with the 18.9% or $5.5 million increase in average equity from $29.0 million in 2008 to $34.5 million as of March 31, 2009.

At March 31, 2009, total assets were $331.8 million, a 3.06% increase over $321.9 million as of December 31, 2008 and an 11.33% increase over $298.0 million as of March 31, 2008.  We showed loans of $279.7 million at March 31, 2009 compared with $267.4 million and $251.9 million as of December 31, 2008 and March 31, 2008, increases of 4.60% and 11.02%, respectively.  Deposits increased 4.0% or $10.1 million from $253.9 million as of December 31, 2008 and increased 9.8% or $23.6 million from $240.5 as of March 31, 2008 to $264.0 million as of March 31, 2009. The increase in deposits is a result of $8.2 million growth in CD’s greater than $100,000 in response to various promotions offered by the Bank and an increase of $3.6 million in savings deposit.  The loan-to-deposit ratio increased slightly to 105.9% at March 31, 2009 from 105.3% at December 31, 2008 and 104.8% at March 31, 2008.

Total shareholders equity increased by $8,708,522 or 28.2% during the quarter.  At March 31, 2009, we  reported net income of $557,886.  In March, we paid out $694,147 for cash dividends declared in February 2009.  In July 2006, 26,000 restricted stock options were granted to senior employees with a fifth of the shares vesting each year over a five-year period and 3,000 shares of restricted stock were granted to a senior employee with a third of the shares vesting over a three-year period. In 2009, equity was increased by $40,687 year to date to reflect the expense for this restricted stock. In June 2007, 10,000 unqualified stock options were granted to a director with a fifth of the options vesting each year over a five year period. Additionally, in December, 2007, 7,410 unqualified stock options were granted to two directors with one third vesting immediately and two thirds vesting over a two year period. In 2009, equity has been increased by $5,012 and $4,191, respectively, for these 2007 grants. In January 2008, 10,000 incentive stock options were awarded to a senior employee with a fifth of the options vesting each year over a five year period. In 2009, equity increased by $3,487 year to date. In April 2008, 10,000 unqualified stock options were granted to a director with a fifth of the options vesting each year over a five year period. In 2009, equity increased $4,083 year to date for these options. The net income figure of $557,866 reflects an expense for the incentive stock options of $3,487, restricted stock options of $40,687, and the unqualified stock options of $13,285; therefore, the net effect of the stock option transactions relative to equity was zero.  Directors exercised 23,164 options which added $184,524 to the capital accounts.  The tax benefit of these options was $29,019, which also increased equity. In February, 2009, we issued 8,653 shares of Series A Senior Preferred and 433 shares of Series B Warrant Preferred to the U.S. Treasury for an aggregate purchase price of $8,653,000.  The net effect of this activity results in capital of $39,568,618 as of March 31, 2009, compared to capital of $30,860,096 as of December 31, 2008.

Section 404 of Sarbanes-Oxley Act of 2002 (“Section 404”) requires the Securities and Exchange Commission (“SEC”) to prescribe rules requiring the establishment, maintenance and evaluation of an issuer’s internal control of financial reporting.  We certified compliance for the year ended December 31, 2008.  Our external independent auditors are required to attest to and report on management's assessment of internal control over financial reporting beginning December 31, 2009.  Our management and staff  have worked diligently evaluating and documenting the internal control systems in order to allow our management to report on our internal control over financial reporting.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between total interest income and total interest expense.  Net interest income, adjusted to a fully taxable equivalent basis, as shown on the table- Average Balances, Yields and Rates Paid, on page 11, is higher than net interest income on the statement of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($83,926 in 2009 and $85,384 in 2008, based on a 34% federal income tax rate).

The slight decline in net interest income for the three months ended March 31, 2009 (stated on a fully taxable equivalent basis) is a result of the net effect of a $530,614 decrease in interest income offset by a slightly smaller decrease in interest expense of $516,912, showing a net increase of $13,702.  The decline in both interest income and interest expense is a result of the 200 plus basis point decline in the Fed Funds rate and prime rate since March 31, 2008. The Fed Funds rate decreased from 2.25% at the end of March 2008 to .25% at the end of March 2009  and the prime lending rate decreased from 5.25% to 3.25%.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin.  In 2009, our net interest margin decreased forty-three basis points to 4.84%, from 5.27% for the same period in 2008.  This is a result of the strong growth in time deposits greater than $100,000, which receives the highest interest rates paid on deposits. The yield on interest earning assets declined by 130 basis points while the yield on interest bearing liabilities declined by only 113 basis points.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) decreased by $531,000 to $4.7 million in the first three months of 2009, a 10.1% decrease from the $5.2 million realized during the same period in 2008.

The $531,000 decrease in interest income is a result of the net effect of the $26.3 million (9.4%) growth in earning assets from $278.8 million for the first quarter of 2008 to $305.1 million for the first quarter of 2009; offset by a 130 basis point decline in the yield on earning assets from 7.58% in 2008 to 6.28% in 2009.

The gain in volume of average earning assets was responsible for a $293,000 increase in interest income, offset by a decrease in interest rates which was responsible for a $824,000 decrease in interest income, for a net decrease in interest income of $531,000.

Interest Expense

Total interest expense for the first three months of 2009 decreased by $517,000 to $1.1 million from $1.6 million for the same period of 2008.  The average rate paid on all interest-bearing liabilities decreased from 3.00% in 2008 to 1.87% in 2009, a decrease of 113 basis points.  Average balances of interest-bearing liabilities increased from $214.3 million to $234.7 million, a 9.5% gain in interest-bearing liabilities.

The gain in volume of average balances was responsible for a $74,000 increase in interest expense offset by lower interest rates paid which was responsible for a $591,000 decrease in interest expense for a net decrease of $517,000.

Individual components of interest income and interest expense are provided in the table-Average Balances, Yields and Rates Paid on page 11.

Provision for Loan Losses

The provision for loan losses charged to operations as of March 31, 2009 was $630,000 compared to $220,000 in 2008.  The provision for loan losses is based on our monthly evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding.  We have experienced strong loan growth during the first quarter of 2009 and we anticipate loan growth will continue, which will require additional provisions for loan losses.  Additionally, there are regulatory concerns about concentrations of commercial real estate loans and loans to developers, and about the decline in collateral values across our lending area.  We have a concentration of commercial real estate loans and we determined that it is prudent to continue making a provision for loan losses. In addition to the above, in recent months the economy has demonstrated growing weakness and real estate values have declined further. We are monitoring our loan portfolio in order to be aware of any concerns which may develop.

At the quarter ending March 31, 2009 the non-performing assets to total loans ratio was 2.18% compared to 0.27% for the same period of 2008.  Non accrual loans were $5.9 million as of March 31, 2009 compared to $339,000 as of March  31, 2008, an increase of $5.5 million.  Loans charged-off were $672,000 and recoveries were $51,000 as of March 31, 2009 compared with $144,000 in charge-offs and $8,000 in recoveries for the same period in 2008.  The increase in charge offs in 2009 is a result of multiple issues including an increase in total loans, a significant and growing recession continuing in 2009 which caused more business failures and borrowers to become delinquent and unable to payback their loans, and a material drop in real estate values in the Bank’s lending area. See pages 19 and 20 for a discussion of the allowance for loan losses.

Non-interest Income

Non-interest income of $479,164 decreased 14.0% or $77,770 over the $556,934 recorded in the comparable period in 2008. A decline in service charges on deposit accounts represents 49.3% of the overall decline in non-interest income. Service charges on deposit accounts declined $38,328 or 10.99% from $348,801 as of March 31, 2008 to $310,473 as of March 31, 2009. Most categories of service charges showed small increases however,  the charges on checks written against insufficient funds declined by $30,439.

Other fee income represents 39.2% of the $77,770 decline in non-interest income. Other fee income declined $30,512 or 31.8% as of March 31, 2009 from $95,962 as of March 31, 2008 to $65,450  in 2009.  The decrease in income is a result of a $15,661 decrease in income the Bank earns from loan referrals, which decreased from $17,761 as of March 31, 2008 to $2,100 for the same period of 2009.  Also contributing to the decrease in other fee income was a decrease of $9,584 in merchant credit card income from $37,271 in 2008 to $27,687 in 2009. Additionally, there  was a decline of $2,937 in money transfer fees for funds sent to Mexico from $3,989 as of March 31, 2008 to $1,052 as of March 31, 2009.

All other non-interest income showed a 7.96% decrease, or $8,930, from $112,171 in 2008 to $103,241 in 2009.  This is a result of a decrease in the income generated by bank owned life insurance policies.  Income on the policies was $106,012 as of March 31, 2008 compared to $96,748 as of March 31, 2009.  The decline in earnings on these policies is a result of the current low interest rates and a decline in the value of the investment portfolios of the life insurance companies.

Non-interest Expense

Total non-interest expense increased $263,578 or 11.07% to $2.65 million for the first three months of 2009 compared to $2.38 million in the comparable period of 2008.  Non-interest expense on an annualized basis represented 3.31% of average total assets in 2009 compared with 3.21% in the comparable period in 2008. The expense/asset ratio is a standard industry measurement of a bank’s ability to control its overhead or non-interest costs.

Salaries and benefits decreased $71,076 in 2009 and was $1.36 million for the first three months of 2009 compared  to $1.43 million for the first three months of 2008.    Total full time equivalent employees as of March 31, 2009 were 53 compared to 51 full time equivalent in 2008.  As of March 31, 2009, assets per employee were $6.3 million compared with $5.8 million as of March 31, 2008.  Management tries to utilize efficiencies to stabilize the growth in full time equivalent employees, although we have added employees to better manage our loan operations and tighten standards.

Expense related to premises and equipment increased 6.6% to $243,734 in 2009 from $228,705 for the same period of 2008, an increase of $15,029.  The increase in expense in 2009 is the result of a $7,288 increase in software expense due to upgrades in our on line banking product, $3,648 increase in lease expense and smaller increases in other categories of premises and equipment.

Other operating expenses increased 44.1% in 2009 to $1,044,402 from $724,777 in 2008, an increase of $319,625. The increase is a result of a $129,000 increase in the accrual for the FDIC assessment due to increases in premiums, from $36,000 for the three months ended March 31, 2008 to $165,000 as of March 31, 2009. Additionally the FDIC will need to do a special assessment to maintain an appropriate level in the fund which should cause additional increases throughout the year. Loan expense has increased $114,135 during the first quarter of 2009. This is due to a $42,055 write down on foreclosed property and an accrual of $64,346 for a provision on unfunded loan commitments. There was also an $86,868 increase in professional fees from $254,755 as of March 31, 2008 to $341,623. This is a result of increases in legal fees-corporate matters and legal fees-loan collection expense of $58,537 and $22,387, respectively.

Provision for Income Taxes

The provision for income taxes decreased to an effective tax rate of 26.85% for the three months of 2009 compared with 32.69% for the three months of 2008.  The lower effective tax rate is a reflection of tax benefits received for options exercised and tax credits resulting from the Bank’s investment in California affordable housing. Income taxes reported in the financial statements include deferred taxes resulting from timing differences in the recognition of items for tax and financial reporting purposes.

BALANCE SHEET ANALYSIS

Investments

Investment securities were $20.4 million at March 31, 2009, a .30% decrease from the $20.4 million at December 31, 2008 and a 16.42% increase from $17.5 million at March 31, 2008.  The decline in the portfolio is a result of strong loan demand and the need to utilize maturing and called investments to fund loans.  We will usually maintain an investment portfolio of securities rated A or higher by Standard and Poor's and or Moody's Investors Service.  Local tax-exempt bonds are occasionally purchased without an A rating.

Securities are classified as held to maturity (HTM) if we have both the intent and the ability to hold these securities to maturity.  As of March 31, 2009, we had securities totaling $13.8 million with a market value of $14.2 million categorized as HTM.  Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.

Securities are classified as available for sale (AFS) if we intend to hold these debt securities for an indefinite period of time, but not necessarily to maturity.  Investment securities which are categorized as AFS are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity.  Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy.  Securities held in the AFS category  are recorded at market value, which was $6.53 million compared to an amortized cost of $6.52 million as of March 31, 2008.

There were sixteen equity securities of $13,000 in the AFS portfolio and five securities of $1.5 million in the HTM portfolio that are temporarily impaired as of March 31, 2009. Unrealized losses totaled $35,000 on equity securities and $80,000 on municipal securities. Of the above, 15 equity securities or $12,000 in the AFS portfolio and one municipal security of $51,000 in the HTM portfolio that have been in a continuous loss position for 12 months or more as of March 31, 2009.    The primary cause of the impairment of these securities is interest rate volatility due to market volatility and downgrades of municipal insurers causing municipal securities to rely on the underlying rating of the municipality which is typically lower than AAA rated.  It is our intention to carry the securities to maturity date, at which time we will receive face value for the securities at no loss. The equity securities are minimal shares of local and peer group banks so that we may better review their financial and compensation information.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses to the income statement are recognized upon sale, or at such time as management determines that a permanent decline in value exists.  In our opinion, there was no investment in securities at March 31, 2009 that constituted a material credit risk to the Company.  The lower market value to amortized costs was a result of the increase in market interest rates and not an indication of lower credit quality. At the present time there is some uncertainty in the market relative to the companies insuring the municipal securities that we hold. We are monitoring this situation very closely and believe that the municipalities will be able to fulfill their obligations and there will be no need to rely on the insurance companies for payment. If the insurance companies are down graded it could lower the rating on the securities and therefore effect the fair value.

Loans

Our loan portfolio was $279.7 million at March 31, 2009, or 105.9% of total deposits. This compares with $267.4 million, or 105.3% of total deposits, at December 31, 2008 and $251.9 million, or 104.8% of total deposits, at March 31, 2008.  A comparative schedule of average loan balances is presented in the table on page 11; period-end and year-end balances are presented in the following table.

	March 31, 2009	Percentage of Total	December 31, 2008	Percentage of Total	March 31, 2008	Percentage of Total

Commercial	$191,388,415	68.4%	$182,975,920	68.4%	$177,950,151	70.5%
Consumer	38,154,607	13.6%	36,549,623	13.7%	29,784,989	11.8%
Real estate construction	30,092,429	10.7%	27,918,414	10.4%	25,594,481	10.2%
Real estate mortgage	20,302,172	7.3%	20,163,163	7.5%	18,930,063	7.5%
Leases	17,634	0.0%	17,634	0.0%	19,884	0.0%
	279,955,257	100.0%	267,624,754	100.0%	252,279,568	100.0%
Deferred loan fees and costs, net	(250,931)		(215,470)		(345,779)
Allowance for loan and lease losses	(5,042,344)		(5,032,500)		(3,806,794)

	$274,661,982		$262,376,784		$248,126,995

Risk Elements

The majority of our loan activity is with customers located within Sonoma County.  Approximately 91.7% of the total loan portfolio is secured by real estate located in our service area.  Significant concentrations of credit risk may exist if a number of loan customers are engaged in similar activities and have similar economic characteristics.  We believe we have policies in place to identify problem loans and to monitor concentrations of credits.

Based on its risk management review and a review of its loan portfolio, management believes that its allowance for loan losses for the quarter ending March 31, 2009, is sufficient to absorb losses inherent in the loan portfolio. This assessment is based upon the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the loan loss reserve cannot be determined with precision, but is subject to periodic review, and could be susceptible to significant change in future periods.

Non-Performing Assets

Non-performing assets consist of loans on non-accrual status, delinquent loans past due greater that 90 days and other real estate owned (“OREO”).  Management classifies all loans as non-accrual loans when they become more than 90 days past due as to principal or interest, or when the timely collection of interest or principal becomes uncertain, if earlier, unless they are adequately secured and in the process of collection.

A loan remains in a non-accrual status until both principal and interest have been current for six months and meets cash flow or collateral criteria, or when the loan is determined to be uncollectible and is charged off against the allowance for loan losses, or in the case of real estate loans, is transferred to other real estate owned.  OREO represents assets held through loan foreclosure or recovery activities. As of March 31, 2009 we had $243,610 classified as OREO compared to $285,665 as of December 31, 2008 and $320,416 as of March 31, 2008.

There were $5.9 million non-accrual loans and no loans 90 days or more past due and still accruing at March 31, 2009 up from $351,000 non-accrual loans and no loans 90 days or more past due and still accruing at March 31, 2008.  There were $2.6 million in non-accrual loans 90 days or more past due at March 31, 2009 and $118,000 loans in non-accrual status and 90 days or more past due as of March 31, 2008. Occasionally, we will have more loans in non-accrual status than are 90 days past due following the guidelines in the above paragraph or if management determines the collection of principal or interest is unlikely.

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

Worsening conditions in the general economy and real estate markets will likely continue to adversely affect the loan portfolio, which could necessitate materially larger provisions for loan losses than in prior periods. The drastic changes in the availability of credit during 2008 and continuing into 2009 has negatively impacted most asset values which serve as collateral to the majority of the Bank’s loans. However, as of March 31, 2009, we believe the overall allowance for loan losses is adequate based on our analysis of conditions at that time.

At March 31, 2009, the allowance for loan losses was $5.0 million, or 1.80% of period-end loans, compared with $5.0 million, or 1.88% at December 31, 2008 and $3.8 million, or 1.51% at March 31, 2008. The increase in the allowance is a result of the loan growth and our review and analysis of the portfolio, which includes the  deterioration in real estate values and extraordinarily poor economic conditions.

Net charge-offs to average loans increased when compared with the prior year.  We recorded net charge-offs of $620,000 or .92% of average loans as of March 31, 2009 compared to March 31, 2008 which showed charge offs of $136,000 or .22% of average loans.  The increase in charge offs is a direct result of the economic downturn, falling asset values and increased risk associated with borrowers of all types.

An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.

	For the Three Months Ended 3/31/09	For the Year Ended 12/31/08	For the Three Months Ended 3/31/08
Balance beginning of year	$5,032,500	$3,723,217	$3,723,217
Charge-offs:
Commercial	(438,253)	(519,318)	(91,308)
Consumer	(233,058)	(508,758)	(52,773)
Total charge-offs	(671,311)	(1,028,076)	(144,081)
Recoveries:
Commercial	48,800	218,812	4,223
Consumer	2,355	8,547	3,435
Total recoveries	51,155	227,359	7,658

Net recoveries (charge-offs)	(620,156)	(800,717)	(136,423)
Provision charged to operations	630,000	2,110,000	220,000
Balance end of period	$5,042,344	$5,032,500	$3,806,794
Ratio of net charge-offs annualized to average loans	0.92%	0.31%	0.22%
Balance in allowance as a percentage of loans outstanding at period end	1.80%	1.88%	1.51%

Deposits

A comparative schedule of average deposit balances is presented in the table on page 11; period-end and year-end deposit balances are presented in the following table.

	March 31, 2009	Percentage of Total	December 31, 2008	Percentage of Total	March 31, 2008	Percentage of Total

Interest-bearing transaction deposits	$29,109,747	11.0%	$31,062,597	12.2%	$32,523,931	13.5%
Savings deposits	91,953,928	34.8%	88,317,397	34.8%	75,938,300	31.6%
Time deposits, $100,000 and over	58,919,208	22.3%	50,694,468	20.0%	50,915,989	21.2%
Other time deposits	35,253,932	13.4%	35,591,280	14.0%	31,570,905	13.1%
Total interest-bearing deposits	215,236,815	81.5%	205,665,742	81.0%	190,949,125	79.4%
Demand deposits	48,800,308	18.5%	48,279,759	19.0%	49,534,037	20.6%
Total deposits	$264,037,123	100.0%	$253,945,501	100.0%	$240,483,162	100.0%

Total deposits increased by $10.1 million (3.97%) during the 3 months of 2009 to $264.0 million from $253.9 million at December 31, 2008 and increased by 9.80% from $240.5 million as of March 31, 2008.  Time deposits greater than $100,000, savings deposits and non-interest bearing demand showed increases over year end 2008.  Time deposits greater that $100,000 showed strong growth of 16.2% or $8.2 million and were $58.9 million as of March 31, 2009 compared to $50.7 million at year end 2008.  Savings deposits of $92.0 million increased $3.6 million or 4.1% from $88.3 million at December 31, 2008. Non-interest bearing demand grew $521,000 (1.1%) from $48.3 million as of December 31, 2008 to $48.8 million at March 31, 2009.

Interest-bearing checking showed a decline of $2.0 million or 6.3% from $31.1 at December 31, 2008 to $29.1 as of March 31, 2009. Other time deposits declined slightly from $35.6 million at December 31, 2008 to $35.3 million as of March 31, 2009 a decline of $337,348 or 0.9%.

Capital

Our subsidiary, Sonoma Valley Bank (the “Bank”) is subject to FDIC regulations governing capital adequacy.  The FDIC has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.  Under the current guidelines, as of March 31, 2009, the Bank was required to have minimum Tier 1 and total risk-based capital ratios of 4% and 8%, respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier 1 and total risk-based capital ratios to be 6% and 10%, respectively.  We participated in the U.S. Treasury Troubled Asset Relief Program-Capital Purchase Program in the first quarter and issued $8,653,000 of Series A preferred stock and related warrants for Series B preferred stock.  The new capital qualifies as Tier 1 capital and increases our Tier 1 and total capital ratios as further described below.

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

Based on the FDIC's guidelines, the Sonoma Valley Bank's total risk-based capital ratio at March 31, 2009 was 11.29% and its Tier 1 risk-based capital ratio was 10.03%.  The Bank's leverage ratio was 9.30%.  All the ratios exceed the minimum guidelines of 8.00%, 4.00% and 4.00%, respectively.  The Company’s total risk based capital, Tier 1 risk based capital and leverage ratios at March 31, 2009, were 14.31%, 13.05% and 12.11%, respectively.

On February 20, 2009, we completed the issuance of $8,653,000 of Series A preferred stock and related warrant for Series B preferred stock under the U.S. Department of Treasury’s Capital Purchase Program.  We issued 8,653 shares of Series A preferred stock and a warrant to acquire 433 shares of Series B preferred stock for the aggregate purchase price (collectively the “Preferred Stock”).  The Series A preferred stock has a cumulative dividend of 5% per annum for five years and, unless redeemed, 9% thereafter.  The liquidation amount is $1,000 per share.  The Series B preferred stock pays a dividend of 9%.  The Preferred Stock has no maturity date and ranks senior the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Preferred Stock is generally non-voting, other than class voting on certain matters that could adversely affect the Preferred Stock.

The Agreement contains limitations on certain actions of the Company, including, but not limited to, payment of dividends, redemptions and acquisitions of Company equity securities, and compensation of senior executive officers.

In February 2001, we approved a program to repurchase Sonoma Valley Bancorp stock up to $1.0 million and in August 2002 we approved the repurchase of an additional $1.0 million of Sonoma Valley Bancorp stock.  As of December 31, 2005, $1,580,162 had been repurchased and retired, net of options which were exercised and then subsequently repurchased and retired.  In February 2006 we approved the repurchase of 60,000 shares of Sonoma Valley Bancorp stock, in October 2006 we approved an additional 60,000 shares of Sonoma Valley Bancorp stock and in July, 2007 we approved an additional 60,000 shares of Sonoma Valley Bancorp stock.  During the twelve months ended December 31, 2006, 55,028 shares were repurchased and retired of which 15,035 shares or $364,729 were a part of the amount approved August 2002.   As of December 31, 2007, 100,415 shares had been repurchased and retired.  As of December 31, 2008, 1,190 shares had been repurchased and retired. As of March 31, 2009, no shares have been repurchased and retired. Effective February 20, 2009 the repurchase program has been suspended pending the repayment of the Preferred Stock.

We believe that the Bank's current capital position, which exceeds guidelines established by industry regulators, is adequate to support our business.

Off Balance Sheet Commitments

Our off balance sheet commitments consist of commitments to extend credit and standby letters of credit.  These commitments are extended to customers in the normal course of business.  Unfunded loan commitments were $42.8 million at March 31, 2009 and $48.8 million at March 31, 2008. Standby letters of credit outstanding were $118,000 at March 31, 2009 and $158,000 at March 31, 2008.  We also have contractual obligations consisting of operating leases for various facilities and payments to participants under our supplemental executive retirement plan and deferred compensation plan. We believe our available liquidity is sufficient to accommodate existing contingent obligations listed above.

Liquidity Management

Our liquidity is determined by the level of assets (such as cash, federal funds sold and available-for-sale securities) that are readily convertible to cash to meet customer withdrawal and borrowing needs.  Deposit growth also contributes to our liquidity.  We review our liquidity position on a regular basis to verify that it is adequate to meet projected loan funding and potential withdrawal of deposits.  We have a comprehensive Asset and Liability Policy which we use to monitor and determine adequate levels of liquidity.  As of March 31, 2009, our primary liquidity ratio (adjusted liquid assets to deposits and short term liabilities) was 6.76% compared to 5.56% as of March 31, 2008. Available liquidity which includes the ability to borrow at the Federal Home Loan Bank was 28.48% as of March 31, 2009 and 31.65% as of March 31, 2008.  Management expects that liquidity will remain adequate throughout 2009, as loan growth slows. Any excess funds will be invested in quality liquid assets, such as U.S. Treasury and Agency securities.  Management believes that the Company has adequate liquidity and capital resources to meet its short term and long term commitments.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes.  Using computer-modeling techniques, we are able to estimate the potential impact of changing interest rates on earnings.  A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base.  The forecast balance sheet is processed against four interest rate scenarios.  The scenarios include 100, 200 and 300 basis point rising rate forecasts and a flat rate forecast which take place within a one year time frame.  Normally we forecast a 100 and 200 basis point falling rate forecast, but since the target Fed Funds is currently 0 – 25 basis points we feel we cannot forecast a lower rate scenario. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon.  Our 2009 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from March 31, 2009 balances.  The following table summarizes the effect on net interest income (NII) of 100, 200 and 300 basis point changes in interest rates as measured against a constant rate (no change) scenario.

Interest Rate Risk Simulation of Net Interest Income as of March 31, 2009
(dollars in thousands)
Variation from a constant rate scenario	$ Change in NII
+300bp	$ 1,633
+200bp	$ 930
+100bp	$ 385

The simulations of earnings do not incorporate any management actions. Therefore, they do not reflect likely actual results, but serve as conservative estimates of interest rate risk.

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

A positive cumulative gap may be equated to an asset sensitive position.  An asset sensitive position in a rising interest rate environment will cause a bank=s interest rate margin to expand.  This results as floating or variable rate loans reprice more rapidly than fixed rate certificates of deposit that reprice as they mature over time.  Conversely, a declining interest rate environment will cause the opposite effect.  A negative cumulative gap may be equated to a liability sensitive position.  A liability sensitive position in a rising interest rate environment will cause a bank=s interest rate margin to contract, while a declining interest rate environment will have the opposite effect.

The following table sets forth the dollar amounts of maturing and/or repricing assets and liabilities for various periods. This does not include the impact of prepayments or other forms of convexity caused by changing interest rates.  Historically, this has been immaterial and estimates for them are not included.

We have more liabilities than assets repricing during the next year. Usually because our asset rates change more than deposit rates, our interest income will change more than the cost of funds when rates change.  However, because the Company=s asset rates change more than deposit rates, the Company=s interest income will change more than the cost of funds when rates change. Its net interest margin should therefore increase somewhat when rates increase and shrink somewhat when rates fall. The table below indicates that we are liability sensitive for the first six months. During the seven to twelve month period, we show more assets than liabilities repriceable in the seven to twelve month category.  Still at the end of the twelve month cycle, the rate sensitive gap shows $57.4 million more in liabilities than assets repricing.

We control long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of March 31, 2009 for our interest-bearing assets and interest-bearing liabilities, and our interest rate sensitivity gap as a percentage of total interest-earning assets.  Of the $142.7 million in fixed rate assets over 12 months, shown in the table below, $36.2 million are long term assets over five years.  This $36.2 million compares favorably to the $88.4 million in demand and core deposits and equity.

MARCH 31, 2009 (dollars in thousands)	Immediate Reprice	Up to 3 Months	4 to 6 Months	7 to 12 Months	Over 12 Months	Total
FFS + overnight IBB	$9,626	$0	$0	$0	$0	$9,626
Securities + Other IBB	0	5,769	692	1,383	12,537	20,381
Loans	71,771	11,543	21,425	39,788	130,135	274,662
Total RSA	$81,397	$17,312	$22,117	$41,171	$142,672	$304,669

MMDA/NOW/SAV	$121,064	$0	$0	$0	$0	$121,064
CD’s <$100k	0	13,127	8,729	8,729	4,470	35,055
CD’s >$100k	0	19,824	25,388	6,347	7,560	59,119
Borrowings	0	1,199	15,000	0	5,001	21,200
Total RSL	$121,064	$34,150	$49,117	$15,076	$17,031	$236,438

GAP	$(39,667)	$(16,838)	$(27,000)	$26,095	$125,641	$68,231
Cumulative	$(39,667)	$(56,505)	$(83,505)	$(57,410)	$68,231
% Assets	-12.0%	-17.0%	-25.2%	-17.3%	20.6%

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

The Bank has only moderate market risk in investments because the average maturity in the portfolio is not very long, except for municipals, which are held to maturity (see page 17 for discussion of investments).  The portfolio should decline in value only about 0.2% or $322,000 for a 1% increase in rates.  The gain in value if rates fall would be somewhat less, because there are some callable bonds.  Marking-to-market available for sale securities when rates change would add only modest volatility to a strong level of equity.  This market risk acts to offset the interest rate risk (i.e. if rates decline and NIM is squeezed, there would be a concurrent gain in the value of securities).

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information regarding Quantitative and Qualitative Disclosures about Market Risk appears on page 22 through 25 under the caption “Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations - Market Risk Management” and is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2009, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or, are reasonably likely to materially affect our internal controls over financial reporting.

Part II

Item 1.	LEGAL PROCEEDINGS

From time to time we may be a party to legal proceedings arising in the ordinary course of business.  We are not currently a party to, nor is any of its properties the subject of, any material pending legal proceedings.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

        None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special meeting of shareholders on February 11, 2009.  The proposal and the outcome from the voting are set forth below.

Proposal Number 1:	To approve an amendment to the Company’s Articles of Incorporation to authorize 2,000,000 shares of preferred stock.

Total shares Voted	For	Against	Abstain/Broker Non-Votes
	1,366,723	448,645	7,836

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOMA VALLEY BANCORP
(Registrant)

Date:	May 6, 2009	/s/Sean C. Cutting
Sean C. Cutting
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 6, 2009	/s/Mary Dieter Smith
Mary Dieter Smith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)