Form 10-Q
period 2009-06-30
SONOMA VALLEY BANCORP
filed 2009-08-10
CIK 1120427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended:   June 30, 2009

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

Yes ☐                                           No  ☒

The number of shares outstanding of the registrant's Common Stock, no par value, as of August 1, 2009 was 2,326,803.

INDEX

Part I

Item 1.     The information furnished in these interim statements reflects all adjustments and accruals which are, in the opinion of management, necessary for a fair statement of the results for such periods.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

FINANCIAL STATEMENTS
SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2009 (Unaudited), December 31, 2008 (Audited)
and June 30, 2008 (Unaudited)

	June 30, 2009	December 31, 2008	June 30, 2008
ASSETS
Cash and due from banks	$5,090,908	$6,302,692	$6,794,689
Interest-bearing due from banks	17,356,713	11,930,363	8,850,264
Total cash and cash equivalents	22,447,621	18,233,055	15,644,953
Investment securities available-for-sale at fair value	6,503,448	6,578,924	2,040,691
Investment securities held-to-maturity (fair value of $13,863,926, $14,028,111 and $14,065,909 respectively)	13,569,659	13,862,911	13,964,670
Loans and lease financing receivables, net	279,974,850	262,376,784	252,291,863
Premises and equipment, net	662,733	734,091	794,674
Accrued interest receivable	1,678,394	1,678,547	1,674,077
Other real estate owned	243,610	285,665	320,416
Cash surrender value of life insurance	10,962,563	10,777,482	10,566,430
Other assets	8,879,017	7,420,622	5,979,727
Total assets	$342,521,895	$321,948,081	$303,277,501
LIABILITIES
Noninterest-bearing demand deposits	$48,107,294	$48,279,759	$52,634,753
Interest-bearing transaction deposits	28,164,005	31,062,597	28,551,865
Savings and money market deposits	92,803,924	88,317,397	78,377,774
Time deposits, $100,000 and over	56,469,137	50,694,468	53,377,068
Other time deposits	36,449,080	35,591,280	31,659,159
Total deposits	261,993,440	253,945,501	244,600,619
Other borrowings	35,000,000	30,000,000	22,100,000
Accrued interest payable and other liabilities	7,400,750	7,142,484	6,501,169
Total liabilities	304,394,190	291,087,985	273,201,788
SHAREHOLDERS' EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; 8,653 Series A and 433 Series B at June 30, 2009 and none at December 31, 2008 and June 30, 2008 issued and outstanding	8,680,271	0	0
Common stock, no par value; 10,000,000 shares authorized; 2,326,803 shares at June 30, 2009, 2,290,657 shares at December 31, 2008 and 2,288,709 shares at June 30, 2008 issued and outstanding	16,690,015	16,402,084	16,222,864
Additional paid-in-capital	2,731,467	2,577,855	2,640,657
Retained earnings	10,052,017	11,863,688	11,222,268
Accumulated other comprehensive (loss) income	(26,065)	16,469	(10,076)
Total shareholders' equity	38,127,705	30,860,096	30,075,713
Total liabilities and shareholders' equity	$342,521,895	$321,948,081	$303,277,501

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
INTEREST INCOME
Loans and leases	$4,437,219	$4,741,420	$8,884,806	$9,673,174
Taxable securities	28,615	17,041	81,478	68,967
Tax-exempt securities	133,518	133,511	268,294	269,343
Federal funds sold and other	6,298	4,519	13,164	32,440
Dividends	45	25,980	97	49,847
Total interest income	4,605,695	4,922,471	9,247,839	10,093,771
INTEREST EXPENSE
Interest-bearing transaction deposits	8,789	11,987	17,430	25,135
Savings and money market deposits	221,050	348,222	449,584	764,114
Time deposits, $100,000 and over	370,076	556,557	755,970	1,104,710
Other time deposits	203,921	305,066	427,991	633,359
Other borrowings	177,183	149,067	413,345	443,794
Total interest expense	981,019	1,370,899	2,064,320	2,971,112
NET INTEREST INCOME	3,624,676	3,551,572	7,183,519	7,122,659
Provision for loan and lease losses	4,250,000	310,000	4,880,000	530,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	(625,324)	3,241,572	2,303,519	6,592,659
NON-INTEREST INCOME	502,447	531,454	981,611	1,088,388
NON-INTEREST EXPENSE
Salaries and employee benefits	1,231,013	1,387,178	2,588,229	2,815,470
Premises and equipment	250,609	236,095	494,343	464,800
Other	1,086,877	722,973	2,131,279	1,447,750
Total non-interest expense	2,568,499	2,346,246	5,213,851	4,728,020
Income before provision for income taxes	(2,691,376)	1,426,780	(1,928,721)	2,953,027
Provision for income taxes	(1,213,543)	480,155	(1,008,774)	979,113
NET (LOSS)INCOME	$(1,477,833)	$946,625	$(919,947)	$1,973,914
Preferred stock dividends and amortization of preferred stock discount	(136,852)	0	(197,578)	0
NET (LOSS)INCOME AVAILABLE TO COMMON SHAREHOLDERS	(1,614,685)	946,625	(1,117,525)	1,973,914
(LOSS)EARNINGS PER SHARE AVAILABLE TO COMMON SHAREHOLDERS
Basic	$(.70)	$.42	$(.49)	$.88
Diluted	$(.70)	$.41	$(.49)	$.86
Dividends declared per common share	$.00	$.00	$.30	$.30
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	2,295,633	2,254,842	2,295,633	2,254,842
Diluted	2,301,040	2,306,696	2,301,040	2,306,696

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the six months ended June 30, 2009 (Unaudited), and the years ended
December 31, 2008 (Audited) and 2007 (Audited)
	Comprehensive	Preferred	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Income	Stock	Shares	Amount	Capital	Earnings	Income(Loss)	Total
BALANCE AT JANUARY 1, 2007			2,283,047	$15,479,556	$1,872,648	$9,206,716	$(154,849)	$26,404,071
Redemption and retirement of stock			(100,415)	(689,422)		(2,243,816)		(2,933,238)
Stock options exercised and related tax benefits			60,177	626,019	358,353			984,372
Cash dividend of $.60 per share						(1,371,471)		(1,371,471)
Stock options vested					216,473			216,473
Restricted stock vested and related tax benefits				162,750	7,935			170,685
Net income for the year	$4,343,538					4,343,538		4,343,538
Other comprehensive income, net of tax: Unrealized holding gains on securities available- for-sale arising during the year, net of taxes of $83,819	119,850
Other comprehensive loss, net of taxes	119,850						119,850	119,850
Total comprehensive income	$4,463,388
BALANCE AT DECEMBER 31, 2007			2,242,809	15,578,903	2,455,409	9,934,967	(34,999)	27,934,280
Redemption and retirement of stock			(1,190)	(8,526)		(13,414)		(21,940)
Stock options exercised and related tax benefits			49,038	668,957	72,318			741,275
Cash dividend of $.60 per share						(1,373,226)		(1,373,226)
Stock options vested					64,805			64,805
Restricted stock vested and related tax benefit				162,750	(14,677)			148,073
Net income for the year	$3,315,361					3,315,361		3,315,361
Other comprehensive income, net of tax: Unrealized holding gains on securities available- for-sale arising during the year, net of taxes of $35,994	51,468
Other comprehensive loss, net of taxes	51,468						51,468	51,468
Total comprehensive income	$3,366,829

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
For the six months ended June 30, 2009 (Unaudited), and the years ended
December 31, 2008 (Audited) and 2007 (Audited)
	Comprehensive	Preferred	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Income	Stock	Shares	Amount	Capital	Earnings	Income(Loss)	Total
BALANCE AT DECEMBER 31, 2008			2,290,657	$16,402,084	$2,577,855	$11,863,688	$16,469	$30,860,096
Issuance of preferred stock		$8,653,000						8,653,000
Dividends on preferred stock						(170,307)		(170,307)
Amortization/ Accretion of preferred stock,net		27,271				(27,271)		0
Stock options exercised and related tax benefits			36,146	287,931	38,618			326,549
Cash dividend of $.30 per share						(694,146)		(694,146)
Stock options vested					33,619			33,619
Restricted stock vested					81,375			81,375
Net loss for the year	$(919,947)					(919,947)		(919,947)
Other comprehensive loss, net of tax: Unrealized holding loss on securities available- for-sale arising during the year, net of taxes of $29,746	(42,534)
Other comprehensive loss, net of taxes	(42,534)						(42,534)	(42,534)
Total comprehensive income	$(962,481)

BALANCE AT June 30, 2009		$8,680,271	2,326,803	$16,690,015	$2,731,467	$10,052,017	$(26,065)	$38,127,705

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the six months ended June 30, 2009 and 2008

	2009	2008
OPERATING ACTIVITIES
Net (loss)income	$(919,947)	$1,973,914
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	4,880,000	530,000
Depreciation	115,788	115,050
Amortization and other	30,475	36,905
Stock-based compensation expense	114,994	112,935
Provision for foreclosed real estate	42,055	0
Net change in interest receivable	153	8,132
Net change in cash surrender value of life insurance	(185,081)	(212,277)
Net change in other assets	(1,390,031)	362,752
Net change in interest payable and other liabilities	87,959	123,870
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,776,365	3,051,281
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(5,499,027)	(1,007,500)
Proceeds from maturing securities held-to-maturity	265,000	560,000
Proceeds from maturing securities available-for-sale	5,500,000	7,205,000
Net change in loans and leases	(20,078,066)	(6,404,061)
Purchases of premises and equipment	(44,430)	(117,269)
NET CASH (USED)PROVIDED FOR INVESTING ACTIVITIES	(19,856,523)	236,170
FINANCING ACTIVITIES
Net change in demand, interest-bearing transaction and savings deposits	1,415,470	(2,687,940)
Net change in time deposits	6,632,469	11,240,860
Proceeds from issuance of Preferred stock	8,653,000	0
Cash dividend paid	(694,146)	(686,613)
Proceeds from FHLB borrowings	5,000,000	0
Repayments of FHLB borrowings	0	(5,400,000)
Stock options exercised	287,931	557,561
NET CASH PROVIDED BY FINANCING ACTIVITIES	21,294,724	3,023,868
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,214,566	6,311,319
Cash and cash equivalents at beginning of period	18,233,055	9,333,634
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$22,447,621	$15,644,953

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$2,088,781	$2,996,199
Income taxes	$465,570	$682,156
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Loans transferred to other real estate owned	$0	$320,416
Net change in unrealized gains and losses on securities	$(72,280)	$42,352
Net change in deferred income taxes on unrealized gains on securities	$29,746	$(17,429)
Accrued preferred stock dividends	$(170,307)	$0
Amortization/Accretion of preferred stock discount/premium, net	$(27,271)	$0

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Sonoma Valley Bancorp and Subsidiary (the "Company") at June 30, 2009 and results of operations for the six months then ended.

Certain information and footnote disclosures presented in our annual financial statements are not included in these interim financial statements.  Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K.  The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the operating results through December 31, 2009.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Sonoma Valley Bancorp and its wholly owned subsidiary, Sonoma Valley Bank.  All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3:  Commitments

We had no outstanding performance letters of credit at June 30, 2009 and June 30, 2008.

Note 4:  Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding.  The weighted average number of common shares used in computing the net income per common share for the period ending June 30, 2009 was 2,295,633 and for the period ending June 30, 2008 was 2,254,842.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding.  The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending June 30, 2009 was 2,301,040 and for the period ending June 30, 2008 was 2,306,696.

Note 5:  Stock Option Accounting

We have a stock-based employee and director compensation plan.  We adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Options were granted in 2004, 2007 and 2008 under the fair value method.  Awards under our plan generally vest over five years.  Restricted stock was granted in July 2006 that vests over three and five years beginning July 2007.  The cost related to stock-based employee and director compensation is included in the determination of net income for the periods ended June 30, 2009 and 2008.

Note 6:  Employee Benefit Plans

We provide retirement plans to our key officers and directors.  The plans are unfunded and provide for payment to the officers and directors specified amounts for specified periods after retirement.  The amount of pension expense related to this plan, and the components of pension expense for the six months ended June 30, 2009 and 2008 are as follows:

	Directors		Officers
	2009	2008	2009	2008
Service cost	$24,077	$20,593	$52,457	$148,906
Interest cost on projected benefit obligation	18,563	14,597	110,080	138,551
Amortization of unrecognized liability at transition	(5,277)	(5,107)	11,511	84,391
Net periodic pension cost recognized	$37,363	$30,083	$174,048	$371,848

Note 7:  Fair Value Measurement

Statement of Financial Accounting Standards (SFAS) No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurement.  Effective January 1, 2008 the Company adopted SFAS No. 157, which enhances the disclosures about financial instruments carried at fair value.  The adoption of SFAS No. 157 did not have an impact on the Company’s financial condition or results of operations.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

At June 30, 2009
	Total	Level 1	Level 2	Level 3
Available-for-sale securities	$6,503,448	$14,927	$6,488,521	$0

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

June 30, 2009
	Total	Level 1	Level 2	Level 3
Impaired Loans	$22,529,886	$0	$22,529,886	$0
Other Real Estate Owned	$ 243,610	$0	$ 243,610	$0

Impaired loans – The fair value of impaired loans and other real estate owned is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2009 substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Preferred stock dividends, including accretion of the discount, were $197,578 for the six months ended June 30, 2009.

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

For the Six Month Periods
Ended June 30, 2009 and 2008

Overview

The Company recorded a net loss of $919,947 or $0.49 per diluted share for the six months ended June 30, 2009. This represents a decline of $2.9 million from earnings of $1.97 million or $.86 per diluted share during the period ended June 30, 2008. The decline in earnings relates to a $4.35 million increase in provision for loan losses, a $106,777 decline in non-interest income and a $485,831 increase in non-interest expense, offset by an increase in net interest income of $60,860 and a $1.99 million decline in the provision for income taxes. The increase in the loan loss provision is primarily in response to our evaluation of the required level of the allowance for loan losses in the current economic environment and is a reflection of the significant increase in non-performing loans from $634,482 at June 30, 2008 to $11.73 million at June 30, 2009. Non-performing loans at December 31, 2008 totaled $6.53 million.

Net income (loss) allocable to common shareholders declined from net income of $1.97 million during the six months ended June 30, 2008 to a net loss of $1.12 million for the six months ended June 30, 2009. Included in the current year loss was the net loss described above of $919,947 and $197,578 which represents dividends accrued and discount amortized on preferred stock.

On February 20, 2009 the Company entered into a Letter Agreement with the United States Department of the Treasury, pursuant to which the Company issued and sold (i) 8,653 shares of the Company’s Preferred Stock, Series and (ii) a warrant to purchase 433 shares of the Company’s preferred stock, Series B for an aggregate purchase price of $8,653,000 in cash. The proceeds from this sale have been temporarily invested in excess reserves at the Federal Reserve Bank. These funds also provide us with additional lending capacity and liquidity which we can utilize to support our growth objectives and local economic expansion.

Total assets at June 30, 2009 were $342.5 million, an increase of $20.6 million from the $321.9 million at December 31, 2008.  Cash and due from banks increased by $4.2 million from $18.2 million at December 31, 2008 to $22.4 million at June 30, 2009 and investment securities decreased by $368,728 to $20.1 million at June 30, 2009.  Net loans increased $15.2 million, which includes a net increase in the allowance for loan losses of $3.6 million. Deposits increased by $8.05 million from $253.95 million at December 31, 2008 to $261.99 million at June 30, 2009.  A decrease of $2.9 million in interest-bearing checking and $172,465 in non-interest-bearing checking was offset by increases of $5.8 million in time deposits greater that $100K and $4.5 million in savings and money market and $857,800 in other time deposits. Total shareholders’ equity increased by $7.3 million from $30.9 million at December 31, 2008 to $38.1 million at June 30, 2009. This increase is related to the issuance of $8.7 million in preferred stock, partially offset by our 2009 loss for the six months ending June 30, 2009.

Return (loss) on average total assets on an annualized basis for the six month period was (0.56)% in 2009 and 1.34% in 2008.  The decline in the return on assets is the result of the $2.9 million decline in net income combined with growth of $34.1 million or 11.6% in average assets from $295.2 million as of June 30, 2008 to $329.4 million as of June 30, 2009.  Return (loss) on average shareholders' equity on an annualized basis at the end of the second quarter 2009 and 2008 was (4.98)% and 13.52%, respectively.  The decline in return (loss) on equity is the result of the decline in net income from $1.97 million in 2008 to a loss of $919,947 in 2009. Additionally average equity grew $7.9 million or 26.8% from $29.4 million as of June 30, 2008 to $37.2 million as of June 30, 2009.

Section 404 of Sarbanes-Oxley Act of 2002 requires the Securities and Exchange Commission (“SEC”) to prescribe rules requiring the establishment, maintenance and evaluation of an issuer’s internal control of financial reporting.  We certified compliance for the year ended December 31, 2008.  Our external independent auditors are required to attest to and report on management's assessment of internal control over financial reporting beginning December 31, 2009.  Our management and staff worked diligently evaluating and documenting the internal control systems in order to allow our management to report on our internal control over financial reporting.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between total interest income and total interest expense.  Net interest income, adjusted to a fully taxable equivalent basis, as shown on the table- Average Balances/Yields and Rates Paid, on page 13, is higher than net interest income on the statement of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($167,367 in 2009 and $169,572 in 2008, based on a 34% federal income tax rate).

The slight increase in net interest income for the six months ended June 30, 2009 (stated on a fully tax equivalent basis) is a result of the net effect of an $848,137 decrease in interest income offset by a decrease in interest expense of $906,792, showing a net increase of $58,655.  As of June 30, 2008 the federal funds rate and Wall Street Journal prime rate were 2% and 5%, respectively. Over the course of the last year both rates have declined 175 basis points. At June 30, 2009 the federal funds rate was 0.00% - 0.25% and the prime rate was 3.25%.

SONOMA VALLEY BANCORP
AVERAGE BALANCES/YIELDS AND RATES PAID
For the six months ended June 30, 2009 and 2008
	2009			2008
ASSETS	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans(2):
Commercial	$190,081,736	$6,154,371	6.53%	$177,123,126	$6,722,176	7.65%
Consumer	38,288,114	1,198,394	6.31%	30,327,759	1,117,588	7.43%
Real estate construction	27,646,991	788,448	5.75%	25,382,056	1,043,029	8.29%
Real estate mortgage	20,448,342	686,999	6.78%	19,246,242	729,477	7.64%
Tax exempt loans (1)	2,099,035	85,747	8.24%	2,209,027	90,646	8.27%
Leases	17,435	0	0.00%	20,285	1,078	10.72%
Unearned loan fees	(234,449)			(355,290)
Total loans	278,347,204	8,913,959	6.46%	253,953,205	9,703,994	7.71%
Investment securities
Available for sale:
Taxable	6,024,074	81,575	2.73%	4,091,751	69,364	3.42%
Hold to maturity:
Tax exempt (1)	13,760,854	406,508	5.96%	14,185,192	408,095	5.80%
Total investment securities	19,784,928	488,083	4.97%	18,276,943	477,459	5.27%
Federal funds sold	0	0	0.00%	85,714	1,208	2.84%
FHLB stock	1,565,640	0	0.00%	1,750,802	49,449	5.70%
Total due from banks/interest-bearing	10,337,671	13,164	0.26%	1,886,285	31,233	3.34%
Total interest-earning assets	310,035,443	$9,415,206	6.12%	275,952,949	$10,263,343	7.50%
Noninterest-bearing assets:
Reserve for loan losses	(5,173,482)			(3,803,245)
Cash and due from banks	5,083,747			5,615,134
Premises and equipment	702,937			811,432
Other real estate owned	264,056			181,835
Other assets	18,446,556			16,470,263
Total assets	$329,359,257			$295,228,368
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest- bearing deposits
Interest-bearing transaction	$29,765,430	$17,430	0.12%	$30,377,251	$25,135	0.17%
Savings deposits	89,672,842	449,584	1.01%	76,444,146	764,114	2.02%
Time deposits over $100,000	55,780,541	755,970	2.73%	50,854,046	1,104,710	4.38%
Other time deposits	35,457,461	427,991	2.43%	30,969,274	633,359	4.12%
Total interest-bearing deposits	210,676,274	1,650,975	1.58%	188,644,717	2,527,318	2.70%
Other borrowings	25,503,867	413,345	3.27%	22,173,626	443,794	4.04%
Total interest-bearing liabilities	236,180,141	$2,064,320	1.76%	210,818,343	$2,971,112	2.84%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	48,437,993			48,684,036
Other liabilities	7,513,323			6,358,558
Shareholders' equity	37,227,800			29,367,431
Total liabilities and shareholders' equity	$329,359,257			$295,228,368
Interest rate spread			4.36%			4.66%
Interest income		$9,415,206	6.12%		$10,263,343	7.50%
Interest expense		2,064,320	1.34%		2,971,112	2.17%
Net interest income/margin		$7,350,886	4.78%		$7,292,231	5.33%

(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2009 and 2008.

(2)  Non accrual loans have been included in loans for the purposes of the above presentation.  Loan fees of approximately $135,966 and $218,087 for the six months ended June 30, 2009 and 2008, respectively, were amortized to the appropriate interest income categories.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin.  In 2009, our net interest margin declined 55 basis points to 4.78%, from 5.33% for the same period in 2008.  The decline in the net interest margin is a result of asset yields repricing downward faster than the yields on earning liabilities. Additionally, with the increase in non- accrual loans, we experience the loss of earning from those loans.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) declined by $848,137 to $9.42 million in the first six months of 2009, an 8.26% decrease from the $10.26 million realized during the same period in 2008.

The $848,137 decrease was the result of the 138 basis point decrease in the yield on earning assets to 6.12% for the six months ended June 30, 2009 from 7.50% for the same period in 2008.  Average balances of interest-bearing assets increased $34.1 million or 12.4% from $276.0 million as of June 30, 2008 to $310.0 million as of June 30, 2009.

The gain in volume of average earning assets was responsible for a $793,601 increase in interest income, and the decrease in interest rates contributed $1.642 million, for a net decrease in interest income of $848,137.

Interest Expense

Total interest expense for the first six months of 2009 decreased by $906,792 to $2.064 million from $2.971 million for the same period in 2008.  The average rate paid on all interest-bearing liabilities decreased from 2.84% in the first six months of 2008 to 1.76% in the same period in 2009, a decrease of 108 basis points.  Average balances of interest-bearing liabilities increased from $210.8 million to $236.2 million, a $25.4 million or 12.03% increase in interest-bearing liabilities.

The gain in volume of average balances was responsible for a $240,880 increase in interest expense and the lower interest rates paid were responsible for a $1.148 million decrease in interest expense for a net decrease of $906,792.

Individual components of interest income and interest expense are provided in the table-Average Balances/Yields and Rates Paid on page 13.

Provision for Loan Losses

The allowance for loan losses is maintained at a level that management believes will be adequate to absorb inherent losses on existing loans based on an evaluation of the collectability of the loans and prior loan loss experience.  The evaluations take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to repay their loan.  The allowance for loan losses is based on estimates, and ultimate losses may vary from the current estimates.  These estimates are reviewed periodically and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

The provision for loan losses is established by charges to earnings based on management’s overall evaluation of the collectability of the loan portfolio.  Based on this evaluation the provision for loan losses charged to operations for the six months ended June 30, 2009 increased to $4.88 million compared to $530,000 for the same time period in 2008. This increase was primarily due to one large lending relationship secured by a commercial construction project and a separate land development project in Sonoma County. We have experienced a higher level of net loan charge-offs and nonperforming loans related to the significant economic slow down affecting California.

As of June 30, 2009, the non-performing assets to total loans ratio was 4.09% compared to 0.25% for the same period of 2008. Non accrual loans were $11.5 million as of June 30, 2009 compared to $314,066 as of June 30, 2008, an increase of $11.2 million. Loans charged-off were $1.3 million and recoveries were $59,431 as of June 30, 2009 compared with $298,926 in charge-offs and $15,196 in recoveries for the same period in 2008. The increase in charge-offs in 2009 is a result of  a significant and growing recession continuing in 2009 which caused more business failures and borrowers to become delinquent and unable to payback their loans and a material drop in real estate values in the Bank’s lending area. See pages 19 and 20 for a discussion of the allowance for loan losses.

Non-interest Income

Non-interest income for the first six months of $981,611 decreased 9.8% or $106,777 over the $1.088 million recorded in the comparable period in 2008.  Other fee income has shown a decrease at June 30, 2009 of 25.8% or $48,297 from $187,378 as of June 30, 2008 to $139,081.

Year-to-date income from service charges on deposit accounts has declined 4.7%, or $31,821, from $676,345 in 2008 to $644,524 in 2009.  There was a decrease of $29,908 in income from overdrafts and checks drawn against insufficient funds.

All other non-interest income showed an 11.9%, or $26,659, decrease from $224,665 in 2008 to $198,006 in 2009.  This is a result of a decrease in the income generated by bank owned life insurance policies.  Income on the policies was $212,277 as of June 30, 2008 compared to $185,081 as of June 30, 2009, a decrease of $27,196.  The earnings on the policies have declined due to the consistently low market interest rates at this time.

Non-Interest Expense

Total non-interest expense grew $485,831, or 10.3%, to $5.2 million for the first six months of 2009 from $4.7 million in the comparable period in 2008.  Non-interest expense on an annualized basis represented 3.19% of average total assets in 2009 compared with 3.22% in the comparable period in 2008.

Salaries and benefits decreased $227,241, or 8.1%, from $2.8 million for the six months ended June 30, 2008 to $2.6 million for the six months ended June 30, 2009.  Management tries to utilize efficiencies to stabilize the growth in full-time equivalent employees. At June 30, 2009 total full time equivalent employees were 53 compared to 54 as of June 30, 2008.  As of June 30, 2009, assets per employee were $6.5 million compared with $5.6 million as of June 30, 2008.

Expenses related to premises and equipment increased 6.4% to $494,343 in 2009 from $464,800 for the same period in 2008.  The $29,543 increase in expense in 2009 is the result of increases in software expense of $14,864 or 45.1% from $32,951 to $47,815 as of June 30, 2008 and 2009, respectively. Lease expense increased for the first six months of 2009 to $203,310 from $194,359 for the same period of 2008, an increase of 4.6% or $8,951.

Other operating expenses increased 47.2% to $2.1 million in 2009 from $1.4 million in 2008, an increase of $683,529. The increase is a result of a $353,000 increase in the accrual for the FDIC assessment due to increases in premiums and a special assessment, from $72,000 for the six months ended June 30, 2008 to $425,000 as of June 30, 2009. There was a $241,817 increase in professional fees from $498,678 as of June 30, 2008 to $740,495. This is a result of increases in legal fees-corporate matters and legal fees-loan collection expense of $117,770 and $48,329, respectively. Loan expense increased $123,838 from $16,946 as of June 30, 2008 to $140,784.  We established a provision for unfunded loan commitments, which created an expense in 2009 of $60,450, where in the past this amount was included in the provision for loan losses. Other loan expenses that have increased are expenses on foreclosed property, which reflects costs associated with that property, as well as a write down to reflect the market value of the property, and higher appraisal expense due to the need to re-evaluate non-accrual loans secured by real estate.

Provision (Benefit) for Income Taxes

The Company recorded an income tax benefit of $1.0 million, or 52.3% of pre-tax loss for the six months ended June 30, 2009. This compares to income tax expense of $979,113, or 33.16% of pre-tax income during the first six months of 2008. The percentage for 2009 exceeds the statutory rate due to federal tax credits on California Affordable Housing Investments and tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income, which are in addition to the tax benefit  generated as a result of the net loss.

BALANCE SHEET ANALYSIS

Investments

Investment securities were $20.1 million at June 30, 2009, a 1.8% decrease from the $20.4 million at December 31, 2008 and a 25.4% increase from $16.0 million at June 30, 2008.  The increase in the portfolio is a result of Treasury and Agency purchases to pledge at the Federal Reserve Bank for discount window borrowings, a contingent liquidity source for the Company.  We will usually maintain an investment portfolio of securities rated “A” or higher by Standard and Poor's and or Moody's Investors Service.  Local tax-exempt bonds are occasionally purchased without an “A” rating.

Securities are classified as held to maturity (HTM) if we have both the intent and the ability to hold these securities to maturity.  As of June 30, 2009, we had securities totaling $13.6 million with a market value of $13.9 million categorized as HTM.  Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.

Securities are classified as available for sale (AFS) if we intend to hold these debt securities for an indefinite period of time, but not necessarily to maturity.  Investment securities which are categorized as AFS are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity.  Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy.  Securities held in the AFS category are recorded at market value, which was $6.50 million compared to an amortized cost of $6.55 million as of June 30, 2009.

There were sixteen equity securities of $14,925 and one Federal National Mortgage Association (FNMA) security  in the AFS portfolio and six securities of $6.5 million in the HTM portfolio that are temporarily impaired as of June 30, 2009. Unrealized losses totaled $32,512 on equity securities, $17,304 on the FNMA bond and $63,128 on municipal securities. Of the above, 15 equity securities or $14,705 in the AFS portfolio and one municipal security of $51,381 in the HTM portfolio that have been in a continuous loss position for 12 months or more as of June 30, 2009.    The primary cause of the impairment of this security is interest rate volatility due to market volatility and downgrades of municipal insurers causing municipal securities to rely on the underlying rating of the municipality which is typically lower than AAA rated.  It is our intention to carry the securities to maturity date, at which time we will receive face value for the securities at no loss. The equity securities are minimal shares of local and peer group banks so that we may better review their financial and compensation information.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses to the income statement are recognized upon sale, or at such time as management determines that a permanent decline in value exists.  In our opinion, there was no investment in securities at June 30, 2009 that constituted a material credit risk to the Company.  The lower market value to amortized costs was a result of the increase in market interest rates and not an indication of lower credit quality. At the present time there is some uncertainty in the market relative to the companies insuring the municipal securities that we hold. We are monitoring this situation very closely and believe that the municipalities will be able to fulfill their obligations and there will be no need to rely on the insurance companies for payment. If the insurance companies are down-graded it could lower the rating on the securities and therefore affect the fair value.

Loans

Loan balances, net of deferred loan fees at June 30, 2009, were $286.2 million, an increase of 7.02% or $18.8 million over December 31, 2008 and an increase of 11.7% or $29.9 million over June 30, 2008. As of June 30, 2009, commercial loans were 70.7% of the portfolio and increased $19.6 million, or 10.7%, from December 31, 2008 and increased 13.9% or $24.8 million over June 30, 2008.  Included in Commercial loans are loans made for commercial purposes and secured by real estate.

Real Estate Construction loans were $24.7 million as of June 30, 2009 and showed a decline of $3.2 million, or 11.5%, over December 31, 2008 and a decline of 8.9%, or $2.4 million, over June 30, 2008.

Consumer loans and Real Estate Mortgage loans both showed growth over December 31, 2008 of 4.7% and 3.4% or $1.7 million and $689,518, respectively.  Consumer loans grew 18.4%, or $6.0 million and Real Estate mortgages grew 8.2%, or $1.6 million, over June 30, 2008.

Lease Financing Receivables have all paid off at June 30, 2009.  Customer interest in lease financing receivables has declined in our market and we do not anticipate this to change in the foreseeable future. We have discontinued offering this product.

	June 30, 2009	Percentage of Total	December 31, 2008	Percentage of Total	June 30, 2008	Percentage of Total

Commercial	$202,605,207	70.7%	$182,975,920	68.4%	$177,821,482	69.3%
Consumer	38,259,461	13.4%	36,549,623	13.7%	32,308,374	12.6%
Real estate construction	24,720,180	8.6%	27,918,414	10.4%	27,146,824	10.6%
Real estate mortgage	20,852,681	7.3%	20,163,163	7.5%	19,265,303	7.5%
Leases	0	0.0%	17,634	0.0%	18,876	0.0%
	286,437,529	100.0%	267,624,754	100.0%	256,560,859	100.0%
Deferred loan fees and costs, net	(232,293)		(215,470)		(299,509)
Allowance for loan and lease losses	(8,630,386)		(5,032,500)		(3,969,487)

	$277,574,850		$262,376,784		$252,291,863

Risk Elements

The majority of our loan activity is with customers located within Sonoma County, California.  Approximately 91.1% of the total loan portfolio is secured by real estate located in our service area.  Significant concentrations of credit risk may exist if a number of loan customers are engaged in similar activities and have similar economic characteristics.  We believe we have policies in place to identify problem loans and to monitor concentrations of credits.

Based on its risk management review and a review of its loan portfolio, management believes that its allowance for loan losses as of June 30, 2009 is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the loan loss reserve cannot be determined with precision, but is subject to periodic review, and could be susceptible to significant change in future periods.

Non-Performing Assets

Non-performing assets consist of loans on non-accrual status, delinquent loans past due greater that 90 days and other real estate owned (OREO).  Non-performing assets for June 2009 totaled $11.7 million up from $634,482 in June 2008. As of June 30, 2009 the non-performing assets to total loans ratio was 4.09%, compared to 0.25% for the same period of 2008.

Management classifies loans as non-accrual loans when they become more than 90 days past due, or when the timely collection of interest or principal becomes uncertain.  A  loan remains in a non-accrual status until both principal and interest have been current for six months and meets cash flow or collateral criteria, or when the loan is determined to be uncollectible and is charged off against the allowance for loan losses, or in the case of real estate loans, is transferred to other real estate owned.  OREO represents assets held through loan foreclosure or recovery activities. As of June 30, 2009, we had $243,610 classified as OREO compared to $285,665 as of December 31, 2008 and $320,416 as of June 30, 2008.

There were $11.5 million non-accrual loans and no loans 90 days or more past due and still accruing at June 30, 2009, except for overdrafts of $337,961, which accrue $5.00 a day per overdrawn account. As of June 30, 2008 there were $314,066 non-accrual loans and no loans 90 days or more past due and still accruing at June 30, 2008, except for overdrafts of $41,331.  There was $11.1 million in non-accrual loans 90 days or more past due at June 30, 2009 compared to $74,428 loans in non-accrual status and 90 days or more past due as of June 30, 2008. Occasionally, we will have more loans in non-accrual status than are 90 days past due following the guidelines in the above paragraph or if management determines the collection of principal or interest is unlikely.

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

In keeping with the Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”) and No. 5, Accounting for Contingencies (“SFAS No. 5”) a review process is performed to identify loan customers who may be experiencing financial difficulties.  Management reviews problem loans on a quarterly basis and determines which loans are considered to be “Impaired Loans”.  Those considered to be “Impaired” will be individually evaluated and have a specific reserve set aside.  The impairment of collateral dependent loans will be charged-off.  Loans not considered impaired under SFAS No. 114 will be reserved for based on its operational loss factor.  Loans that are not subject to SFAS No. 114 are reserved for under SFAS No. 5.  Loans subject to SFAS No. 5 are grouped together into pools based on similar risk characteristics.  Other factors considered by management in evaluating the adequacy of the allowance include:  loan volume, historical net loan loss experience, the condition of industries and geographic areas experiencing or expected to experience economic adversities, credit evaluations and current economic conditions.  The allowance for loan losses is not a precise amount, but based on risk categories assigned such as “watch”, “substandard”, or “doubtful” and the factors above, represents management's best estimate of losses that may be ultimately realized from the current loan portfolio.

Worsening conditions in the general economy and real estate markets will likely continue to adversely affect the loan portfolio, which could necessitate larger provisions for loan losses than in prior periods. The drastic changes in the availability of credit during 2008 and continuing into 2009 has negatively impacted most asset values which serve as collateral to the majority of the Bank’s loans. However, as of June 30, 2009, we believe the overall allowance for loan losses is adequate based on our analysis of conditions at that time.

At June 30, 2009, the allowance for loan losses was $8.6 million, or 3.02% of period-end loans, compared with $5.0 million, or 1.88%, at December 31, 2008 and $4.0 million, or 1.55%, at June 30, 2008. The increase in the allowance is a result of the increase in the non-accrual loans and deterioration in collateral values securing these loans. Real estate values continue to deteriorate and economic conditions remain poor.

Net charge-offs to average loans increased when compared with the prior year.  We recorded net charge-offs of $1.3 million or 0.93% of average loans as of June 30, 2009 compared to June 30, 2008, which showed net charge-offs of $283,730 or 0.22% of average loans.  The increase in charge-offs is a direct result of the economic downturn, falling asset values and increased risk associated with borrowers of all types.

 An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.

	For the Six Months Ended 6/30/09	For the Year Ended 12/31/08	For the Six Months Ended 6/30/08
Balance beginning of year	$5,032,500	$3,723,217	$3,723,217
Charge-offs:
Commercial	(769,937)	(519,318)	(116,144)
Consumer	(571,608)	(508,758)	(182,782)
Total charge-offs	(1,341,545)	(1,028,076)	(298,926)
Recoveries:
Commercial	55,729	218,812	9,512
Consumer	3,702	8,547	5,684
Total recoveries	59,431	227,359	15,196

Net recoveries (charge-offs)	(1,282,114)	(800,717)	(283,730)
Provision charged to operations	4,880,000	2,110,000	530,000
Balance end of period	$8,630,386	$5,032,500	$3,969,487
Ratio of net charge-offs annualized to average loans	0.93%	0.31%	0.22%
Balance in allowance as a percentage of loans outstanding at period end	3.02%	1.88%	1.55%

Deposits

A comparative schedule of average deposit balances is presented in the table on page 13; period-end and year-end deposit balances are presented in the following table.

	June 30, 2009	Percentage of Total	December 31, 2008	Percentage of Total	June 30, 2008	Percentage of Total

Interest-bearing transaction deposits	$28,164,005	10.7%	$31,062,597	12.2%	$28,551,865	11.7%
Savings deposits	92,803,924	35.4%	88,317,397	34.8%	78,377,774	32.1%
Time deposits, $100,000 and over	56,469,137	21.6%	50,694,468	20.0%	53,377,068	21.8%
Other time deposits	36,449,080	13.9%	35,591,280	14.0%	31,659,159	12.9%
Total interest-bearing deposits	213,886,146	81.6%	205,665,742	81.0%	191,965,866	78.5%
Demand deposits	48,107,294	18.4%	48,279,759	19.0%	52,634,753	21,5%
Total deposits	$261,993,440	100.0%	$253,945,501	100.0%	$244,600,619	100.0%

Total deposits increased by $8.0 million, or 3.2%, during the six months of 2009 to $261.99 million from $253.95 million at December 31, 2008, and increased by 7.1% from $244.6 million as of June 30, 2008.  Time deposits greater than $100,000, savings deposits and other time deposits showed increases over year-end 2008.  Time deposits greater than $100,000 showed strong growth of 11.4%, or $5.8 million, and were $56.5 million as of June 30, 2009 compared to $50.7 million at year-end 2008.  Savings deposits of $92.8 million increased $4.5 million, or 5.1%, from $88.3 million at December 31, 2008.  Other time deposits showed growth of 2.4%, or $857,800, and were $36.4 million as of June 30, 2009 compared to $35.6 million at December 31, 2008.

Both non-interest bearing demand deposits and interest bearing checking show decreases. Non-interest bearing demand declined $172,465, or 0.36%, from $48.3 million as of December 2008 to $48.1 million as of June 30, 2009.  Interest-bearing checking declined to $28.2 million, a 9.3%, or $2.9 million decline from $31.1 million as of December 31, 2008. This is an indication that customers have been moving deposits to higher yielding accounts.

Capital

Our subsidiary, Sonoma Valley Bank (the “Bank”) is subject to FDIC regulations governing capital adequacy.  The FDIC has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.  Under the current guidelines, as of June 30, 2009, the Bank was required to have minimum Tier 1 and total risk-based capital ratios of 4% and 8%, respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier 1 and total risk-based capital ratios to be 6% and 10%, respectively.

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

Based on the FDIC's guidelines, the Bank's total risk-based capital ratio at June 30, 2009 was 11.86% and its Tier 1 risk-based capital ratio was 10.59%.  The Bank's leverage ratio was 9.51%.  All the ratios exceed the minimum guidelines of 8.00%, 4.00% and 4.00%, respectively.  The Company’s total risk based capital, Tier 1 risk based capital and leverage ratios at June 30, 2009, were 13.35%, 12.08% and 10.85%, respectively.

On February 20, 2009, we completed the issuance of $8,653,000 of Series A preferred stock and related warrant for Series B preferred stock under the U.S. Department of Treasury’s Capital Purchase Program.  We issued 8,653 shares of Series A preferred stock and a warrant to acquire 433 shares of Series B preferred stock for the aggregate purchase price (collectively the “Preferred Stock”). The warrant was exercised immediately and the 433 shares issued. The Series A preferred stock has a cumulative dividend of 5% per annum for five years and, unless redeemed, 9% thereafter.  The liquidation amount is $1,000 per share.  The Series B preferred stock pays a dividend of 9%.  The Preferred Stock has no maturity date and ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Preferred Stock is generally non-voting, other than class voting on certain matters that could adversely affect the Preferred Stock.

The Agreement contains limitations on certain actions of the Company, including, but not limited to, payment of dividends, redemptions and acquisitions of Company equity securities, and compensation of senior executive officers.

In February 2001, we approved a program to repurchase and retire Sonoma Valley Bancorp stock. Effective February 20, 2009 the repurchase program has been suspended pending the repayment of the Preferred Stock.

We believe that the Bank's current capital position, which exceeds guidelines established by industry regulators, is adequate to support our business.

Off-Balance Sheet Commitments

Our off-balance sheet commitments consist of commitments to extend credit and standby letters of credit.  These commitments are extended to customers in the normal course of business.  Unfunded loan commitments were $40.3 million at June 30, 2009 and $49.0 million at June 30, 2008. Standby letters of credit outstanding were $123,000 at June 30, 2009 and $118,000 at June 30, 2008.  We also have contractual obligations consisting of operating leases for various facilities and payments to participants under our supplemental executive retirement plan and deferred compensation plan.

Liquidity Management

Our liquidity is determined by the level of assets (such as cash, federal funds sold and available-for-sale securities) that are readily convertible to cash to meet customer withdrawal and borrowing needs.  Deposit growth also contributes to our liquidity.  We review our liquidity position on a regular basis to verify that it is adequate to meet projected loan funding and potential withdrawal of deposits.  We have a comprehensive Asset and Liability Policy which we use to monitor and determine adequate levels of liquidity.  As of June 30, 2009, our primary liquidity ratio (adjusted liquid assets to deposits and short term liabilities) was 8.46% of assets compared to 5.84% as of June 30, 2008. Available liquidity, which includes the ability to borrow at the Federal Home Loan Bank, was 26.3% of assets as of June 30, 2009 and 42.5% as of June 30, 2008.  Management expects that liquidity will remain adequate throughout 2009, as deposit growth keeps pace with loan growth.  Any excess funds will be invested in quality liquid assets, such as excess reserves with the Federal Reserve Bank or U.S. Treasury and Agency securities.  Management believes that the Company has adequate liquidity and capital resources to meet its short-term and long-term commitments.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes.  Using computer-modeling techniques, we are able to estimate the potential impact of changing interest rates on earnings.  A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base.  The forecast balance sheet is processed against four interest rate scenarios.  The scenarios include 100, 200 and 300 basis point rising rate forecasts and a flat rate forecast which take place within a one year time frame.  Normally we forecast a 100 and 200 basis point falling rate forecast, but since the target Fed Funds is currently 0 – 25 basis points we feel we cannot forecast a lower rate scenario. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon.  Our 2009 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from June 30, 2009 balances.  The following table summarizes the effect on net interest income (NII) of 100, 200 and 300 basis point changes in interest rates as measured against a constant rate (no change) scenario.

Interest Rate Risk Simulation of Net Interest Income as of June 30, 2009
(dollars in thousands)

Variation from a constant rate scenario	$ Change in NII
+300bp	$ 1,359
+200bp	$ 757
+100bp	$ 291

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

We have more liabilities than assets repricing during the next year. Usually because our asset rates change more than deposit rates, our interest income will change more than the cost of funds when rates change.  However, because the Company’s asset rates change more than deposit rates, the Company’s interest income will change more than the cost of funds when rates change. Its net interest margin should therefore increase somewhat when rates increase and shrink somewhat when rates fall. The table below indicates that we are liability sensitive for the first six months. During the seven to twelve month period, we show more assets than liabilities repriceable in the seven to twelve month category.  Still at the end of the twelve month cycle, the rate sensitive gap shows $65.2 million more in liabilities than assets repricing.

We control long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of June 30, 2009 for our interest-bearing assets and interest-bearing liabilities, and our interest rate sensitivity gap as a percentage of total interest-earning assets.  Of the $154.1 million in fixed rate assets over 12 months, shown in the table below, $38.0 million are long term assets over five years.  This $38.0 million compares favorably to the $86.1 million in demand and core deposits and equity.

JUNE 30, 2009 (dollars in thousands)	Immediate Reprice	Up to 3 Months	4 to 6 Months	7 to 12 Months	Over 12 Months	Total
FFS + overnight IBB	$17,357					$17,357
Securities + Other IBB	0	$1,106	$553	$1,105	$17,309	20,073
Loans	63,485	9,830	23,611	43,849	136,800	277,575
Total RSA	$80,842	$10,936	$24,164	$44,954	$154,109	$315,005

MMDA/NOW/SAV	$120,969					$120,969
CD’s <$100k	0	$10,440	$10,125	$10,125	$5,071	35,761
CD’s >$100k	0	15,079	27,499	6,875	7,704	57,157
Borrowings	10,000	15,000	0	0	10,000	35,000
Total RSL	$130,969	$40,519	$37,624	$17,000	$22,775	$248,887

GAP	$(50,127)	$(29,583)	$(13,460)	$27,954	$131,334	$66,118
Cumulative	$(50,127)	$(79,710)	$(93,170)	$(65,216)	$66,118
% Assets	-14.7%	-23.3%	-27.2%	-19.1%	19.3%

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

The Bank has only moderate market risk in investments because the average maturity in the portfolio is not very long, except for municipals, which are held to maturity (see page 16 and 17 for discussion of investments).  The portfolio should decline in value only about 1.1% or $468,000 for a 1% increase in rates.  The gain in value if rates fall would be somewhat less, because there are some callable bonds.  Marking-to-market available for sale securities when rates change would add only modest volatility to a strong level of equity. This market risk acts to offset the interest rate risk (i.e. if rates decline and NIM is squeezed, there would be a concurrent gain in the value of securities).

SONOMA VALLEY BANCORP
AVERAGE BALANCES/YIELDS AND RATES PAID
For the three months ended June 30, 2009 and 2008
	2009			2008
ASSETS	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans(2):
Commercial	$196,916,177	$3,130,449	6.38%	$174,519,779	$3,247,445	7.46%
Consumer	38,517,309	603,681	6.29%	31,115,190	557,789	7.19%
Real estate construction	26,255,488	331,938	5.07%	26,464,118	530,080	8.03%
Real estate mortgage	20,696,128	342,699	6.64%	19,932,255	375,654	7.56%
Tax exempt loans (1)	2,099,035	43,111	8.24%	2,209,027	45,323	8.23%
Leases	17,233	0	0.00%	19,592	539	11.03%
Unearned loan fees	(241,457)			(316,684)
Total loans	284,259,913	4,451,878	6.28%	253,943,277	4,756,830	7.51%
Investment securities
Available for sale:
Taxable	5,479,879	28,660	2.10%	2,353,859	17,249	2.94%
Hold to maturity:
Tax exempt (1)	13,666,281	202,302	5.94%	13,978,828	202,289	5.80%
Total investment securities	19,146,160	230,962	4.84%	16,332,687	219,538	5.39%
FHLB stock	1,566,087	0	0.00%	1,691,808	25,771	6.07%
Total due from banks/interest-bearing	9,972,716	6,296	0.25%	1,181,983	4,520	1.53%
Total interest-earning assets	314,944,876	$4,689,136	5.97%	273,149,755	$5,006,659	7.35%
Noninterest-bearing assets:
Reserve for loan losses	(5,298,571)			(3,852,604)
Cash and due from banks	5,152,617			5,544,487
Premises and equipment	686,732			805,735
Other real estate owned	243,610			324,989
Other assets	18,576,458			16,498,534
Total assets	$334,305,722			$292,470,896
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest- bearing deposits
Interest-bearing transaction	$29,976,842	$8,789	0.12%	$28,985,448	$11,987	0.17%
Savings deposits	91,565,310	221,050	0.97%	77,675,134	348,222	1.80%
Time deposits over $100,000	56,386,663	370,076	2.63%	54,340,915	556,557	4.11%
Other time deposits	36,274,216	203,921	2.25%	31,751,693	305,066	3.85%
Total interest-bearing deposits	214,203,031	803,836	1.51%	192,753,190	1,221,832	2.54%
Other borrowings	23,394,265	177,183	3.04%	14,550,108	149,067	4.11%
Total interest-bearing liabilities	237,597,296	$981,019	1.66%	207,303,298	$1,370,899	2.65%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	49,439,454			48,993,400
Other liabilities	7,298,080			6,424,493
Shareholders' equity	39,970,892			29,749,705
Total liabilities and shareholders' equity	$334,305,722			$292,470,896
Interest rate spread			4.32%			4.70%
Interest income		$4,689,136	5.97%		$5,006,659	7.35%
Interest expense		981,019	1.25%		1,370,899	2.01%
Net interest income/margin		$3,708,117	4.72%		$3,635,760	5.34%
(1)	Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2009 and 2008.
(2)
Non accrual loans have been included in loans for the purposes of the above presentation.  Loan fees of approximately $75,093 and $97,765 for the three months ended June 30, 2009 and 2008, respectively, were amortized to the appropriate interest income categories.

For the Three Month Periods
Ended June 30, 2009 and 2008

Overview

We reported a net loss of $1.48 million for the second quarter of 2009 compared with net income of $946,625 for the second quarter of 2008.  On a per share basis, net loss for the three months ended June 30, 2009 equaled ($0.70) per basic weighted average share compared with net income of $0.42 per share during the same period in 2008. See page 4 for the comparative detail. The decline in earnings relates to a $3.94 million increase in the provision for loan losses, a $317,000 decline in interest income and an increase in non-interest expenses of $222,000, offset by a decrease in interest expense of $390,000 and a $1.69 million decline in the provision for income taxes.

Return (loss) on average total assets on an annualized basis for the three months ended June 30, 2009 and 2008 was (1.77%) and 1.29%, respectively.  Return (loss) on average shareholders' equity on an annualized basis for the three months ended June 30, 2009 and 2008 was (14.79%) and 12.7%, respectively.  The decrease in the return on equity is a result of the decline in earnings and the increase in average equity experienced in the second quarter of 2009 when compared to 2008.  Net income (loss) allocable to common shareholders declined from net income of $946,625 during the three months ended June 30 2008 to a net loss of $1.61 million during the same period 2009.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, adjusted to a fully taxable equivalent basis, increased by $100,000 to $3.7 million for the three months ended June 30, 2009, from $3.6 million during the comparable period of 2008.  Net interest income on a fully taxable equivalent basis, as shown on the table -Average Balances/Yields and Rates Paid on page 26, is higher than net interest income on the statements of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($83,000 in 2009 and $84,000 in 2008, based on a 34% federal income tax rate).

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin.  Our net interest margin for the second quarter of 2009 decreased 62 basis points to 4.72% from 5.34% for the quarter ended June 30, 2008.  The decrease in net interest margin is the result of yields on earning assets declining faster than the yields on earning liabilities.  For the three months ended June 30, 2009, the yield on average earning assets has decreased 138 basis points, while the yield on interest-bearing liabilities decreased 99 basis points from 2.65% for the three months of 2008 to 1.66% for the three months period ended June 30, 2009.  The Federal Reserve Bank has continued to lower rates.  As of June 30, 2009 the federal funds rate was 0.00% - 0.25% and the prime rate was 3.25%.

Interest Income

Interest income for the three months ended June 30, 2009 decreased by $318,000 to $4.7 million, a 6.3% decrease over the $5.0 million realized during the same period in 2008.  The gain in volume of average balances was responsible for a $497,000 increase in interest income and a $815,000 decrease in income was related to lower interest rates, resulting in a net decline in interest income of $318,000.

Interest Expense

Total interest expense for the three months ended June 30, 2009 decreased by $400,000 to $1.0 million compared with $1.4 million in the same period of 2008.  The average rate paid on all interest-bearing liabilities for the second quarter of 2009 decreased 99 basis points to 1.66% from 2.65% in the second quarter of 2008. Average interest-earning deposit balances for the second quarter of 2009 increased to $237.6 million from $207.3 million in the same period of 2008, a 14.6% gain.

The gain in volume of average balances accounted for a $140,000 increase in interest expense while a decline of $530,000 was related to lower interest rates paid, resulting in a $390,000 decrease in interest expense for the second quarter of 2009.

Individual components of interest income and interest expense are provided in the table - Average Balances/Yields and Rates Paid on page 26.

Provision for Loan Losses

The provision for loan losses was $4.25 million during the second quarter of 2009 compared to the $310,000 provision for the second quarter of 2008.  The increase in the provision is primarily the result of managements' evaluation of one large lending relationship secured by a commercial construction project and a separate land development project in Sonoma County and the subsequent specific reserve based on the SFAS No. 114 analysis.  The Company continues to accrue based on the assessment of the loan portfolio in light of current economic conditions.  In addition, the Company has continued to experience growth in loan volume necessitating an increase in the provision.

Non-interest Income

Non-interest income of $502,000 for the second quarter of 2009 represented a decrease of $29,000, or 5.5%, from the $531,000 for the comparable period in 2008.  Contributing to this variance was a decline in income generated by bank-owned life insurance policies. Income on the policies was $88,000 for the quarter ending June 30, 2009 compared to $106,000 for the same period in 2008.

Non-interest Expense

For the second quarter of 2009, non-interest expense was $2.57 million compared with $2.34 million for the same period in 2008, representing an increase of $222,000, or 9.5%.  The largest increase in non-interest expense was in the accrual for FDIC insurance and a special assessment from $36,000 for the three months ended June 30, 2008 to $260,000 for the same period ended June 30, 2009, an increase of $224,000.

Salaries and benefits expense decreased $156,000, or 11.3% for the three months ended June 30, 2009 from $1.39 million to $1.23 million. At June 30, 2009 and June 2008, total full-time equivalent employees were 53 and 54, respectively.

Professional fees expense increased $155,000, or 63.5% from $244,000 for the three months ended June 30, 2008 to $399,000 for the same period in 2009. This is a result of increases in legal fees for corporate matters and legal fees for loan collections of $59,000 and $26,000, respectively.

The expenses for premises and equipment increased 6.1% from $236,000 for the second quarter of 2008 to $251,000 in 2009.  The $15,000 increase in expense in 2009 is a result of increased building lease expense and additional software costs.

Provision (Benefit) for Income Taxes

The Company recorded an income tax benefit of $1.2 million, or 45.1% of pre-tax loss for the quarter ended June 30, 2009. This compares to income tax expense of $480,155, or 33.7% of pre-tax income for the comparable quarter of 2008. The percentage for 2009 exceeds the statutory rate due to federal tax credits on California Affordable Housing Investments and tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income which are in addition to the tax benefit generated as a result of the net loss.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information regarding Quantitative and Qualitative Disclosures about Market Risk appears on page 22 through 25 under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations -B Market Risk Management” and is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2009, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or, are reasonably likely to materially affect our internal controls over financial reporting.

Part II

Item 1.  LEGAL PROCEEDINGS

From time to time we are involved in litigation incidental to the conduct of our business.  While the outcome of lawsuits and other proceedings against  cannot be predicted with certainty, in the opinion of management, individually, or in the aggregate, no such lawsuits are expected to have a material effect on our financial position or results of operations.

Item 1A. RISK FACTORS

The risks identified in the Annual Report on Form 10-K for the year ended December 31, 2008, have not changed in any material respect, except that additional risk factors are added at the end of the list of risk factors under Item 1A to read in its entirety as follows:

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

Current levels of market volatility are unprecedented.

The market for certain investment securities has become highly volatile or inactive, and may not stabilize or resume in the near term. This volatility can result in significant fluctuations in the prices of those securities, which may affect the Company’s results of operations.

Our business has been and may continue to be adversely affected by current conditions in the financial markets and economic conditions generally.

The global and U.S. economies are experiencing significantly reduced business activity and consumer spending as a result of, among other factors, disruptions in the capital and credit markets during the past year. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.

A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

▪	a decrease in the demand for loans or other products and services offered by us;

▪	a decrease in the value of our loans or other assets secured by consumer or commercial real estate;

•	a decrease to deposit balances due to overall reductions in the accounts of customers;

•	an impairment of certain intangible assets or investment securities;

•
an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us. An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs and provision for credit losses.

Additional requirements under our regulatory framework, especially those imposed under the American Recovery and Reinvestment Act of 2009 ("ARRA"), the Emergency Economic Stabilization Act of 2008 ("EESA") or other legislation intended to strengthen the U.S. financial system, could adversely affect us.

Recent government efforts to strengthen the U.S. financial system, including the implementation of ARRA, EESA, the FDIC’s Temporary Liquidity Guaranty Program (“TLGP”) and special assessments imposed by the FDIC, subject participants to additional regulatory fees and requirements, including corporate governance requirements, executive compensation restrictions, restrictions on declaring or paying dividends, restrictions on share repurchases, limits on executive compensation tax deductions and prohibitions against golden parachute payments. These requirements, and any other requirements that may be subsequently imposed, may have a material and adverse affect on our business, financial condition, and results of operations.

If we are unable to redeem the Series A Preferred Stock within five years, the cost of this capital to us will increase substantially.

If we are unable to redeem the Series A Preferred Stock prior to February 20, 2014, the cost of the Series A Preferred Stock will increase substantially on that date, from 5.0% per annum to 9.0% per annum. Depending on our financial condition at the time, this increase in the annual dividend rate on the Series A Preferred Stock could have a material negative effect on our liquidity.

Certain restrictions will affect our ability to declare or pay dividends and repurchase our shares as a result of our decision to participate in the Treasury’s Capital Purchase program (the “CPP”).

As a result of our participation in the CPP, our ability to declare or pay dividends on any of our common stock has been limited. Specifically, we are not able to declare dividend payments on our common, junior preferred or pari passu preferred stock if we are in arrears on the dividends on our Preferred Stock.

Further, we are not permitted to increase dividends on our common stock without the Treasury’s approval until the third anniversary of the investment unless the Preferred Stock has been redeemed or transferred. In addition, our ability to repurchase our shares has been restricted. The Treasury’s consent generally will be required for us to make any stock repurchases until the tenth anniversary of the investment by the Treasury unless the Preferred Stock has been redeemed or transferred.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURTIY HOLDERS

The Company held the annual meeting of shareholders on May 20, 2009.  The proposals and the outcomes from the voting are set forth below.

   Proposal Number 1:                                           Election of Directors:

Nominees	Shares Voted For	Shares Withholding Authority/Voted Against
Suzanne Brangham	1,670,842	200,398
Dale T. Downing	1,674,233	197,006
Robert B. Hitchcock	1,676,106	195,133
Robert J. Nicholas	1,683,587	187,652
Valerie Pistole	1,668,457	202,782
Mel Switzer, Jr.	1,663,074	208,165

Proposal Number 2:	Ratification of Richardson and Co. as the independent auditors for the Company for the fiscal year 2009.

Total shares Voted	For	Against	Abstain/Broker Non-Votes
	1,742,074	96,204	32,960

Proposal Number 3:	To approve, in an advisory (non-binding) vote, the compensation of executives disclosed in the proxy statement.

Total shares Voted	For	Against	Abstain/Broker Non-Votes
	1,512,298	207,733	151,204

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

SONOMA VALLEY BANCORP
(Registrant)

Date:	August 6, 2009	/s/ Sean C. Cutting
Sean C. Cutting
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 6, 2009	/s/ Mary Dieter Smith
Mary Dieter Smith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)