Form 10-Q
period 2009-09-30
SONOMA VALLEY BANCORP
filed 2009-11-12
CIK 1120427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended:   September 30, 2009

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐                                           No  ☒
The number of shares outstanding of the registrant's Common Stock, no par value, as of November 1, 2009 was 2,326,803.

INDEX

Part I Financial Information	Page Number

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets at September 30, 2009, December 31, 2008 and September 30, 2008	3

Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008	4

Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2009, and the years ended December 31, 2008 and 2007	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	7

Notes to Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Average Balances/Yields and Rates Paid for the nine months ended September 30, 2009 and 2008	13

Average Balances/Yields and Rates Paid for the three months ended September 30, 2009 and 2008	28

Item 3. Quantitative and Qualitative Disclosure About Market Risk	31

Item 4. Controls and Procedures	31

Part II Other Information

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 4. Submission of Matters to a Vote of Security Holders	34

Item 5. Other Information	34

Item 6. Exhibits	35

Signatures	36

Certifications	36

Part I

Item 1.                 The information furnished in these interim statements reflects all adjustments and accruals which are, in the opinion of management, necessary for a fair statement of the results for such periods.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

FINANCIAL STATEMENTS
SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
September 30, 2009 (Unaudited), December 31, 2008 (Audited)
and September 30, 2008 (Unaudited)
	September 30, 2009	December 31, 2008	September 30, 2008
ASSETS
Cash and due from banks	$4,590,608	$6,302,692	$6,891,263
Interest-bearing due from banks	21,761,642	11,930,363	15,381,775
Total cash and cash equivalents	26,352,250	18,233,055	22,273,038
Investment securities available-for-sale at fair value	10,561,357	6,578,924	2,036,539
Investment securities held-to-maturity (fair value of $13,849,348, $14,028,111 and $13,524,623 respectively)	13,396,977	13,862,911	13,382,308
Loans and lease financing receivables, net	280,013,125	262,376,784	259,543,134
Premises and equipment, net	614,696	734,091	786,261
Accrued interest receivable	1,859,477	1,678,547	1,659,077
Other real estate owned	478,610	285,665	320,416
Cash surrender value of life insurance	11,058,594	10,777,482	10,673,741
Other assets	9,828,242	7,420,622	6,774,039
Total assets	$354,163,328	$321,948,081	$317,448,553
LIABILITIES
Noninterest-bearing demand deposits	$50,941,938	$48,279,759	$54,162,469
Interest-bearing transaction deposits	32,471,725	31,062,597	28,306,822
Savings and money market deposits	90,202,813	88,317,397	81,724,337
Time deposits, $100,000 and over	79,077,355	50,694,468	51,394,535
Other time deposits	36,365,253	35,591,280	31,767,944
Total deposits	289,059,084	253,945,501	247,356,107
Other borrowings	20,000,000	30,000,000	33,000,000
Accrued interest payable and other liabilities	7,394,973	7,142,484	6,745,006
Total liabilities	316,454,057	291,087,985	287,101,113
SHAREHOLDERS' EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; 8,653 Series A and 433 Series B at September 30, 2009 and none at December 31, 2008 and September 30, 2008 issued and outstanding	8,699,301	0	0
Common stock, no par value; 10,000,000 shares authorized; 2,326,803 shares at September 30, 2009, 2,290,657 shares at December 31, 2008 and 2,288,709 shares at September 30, 2008 issued and outstanding	16,852,765	16,402,084	16,385,614
Additional paid-in-capital	2,579,498	2,577,855	2,520,540
Retained earnings	9,556,837	11,863,688	11,451,730
Accumulated other comprehensive income (loss)	20,870	16,469	(10,444)
Total shareholders' equity	37,709,271	30,860,096	30,347,440
Total liabilities and shareholders' equity	$354,163,328	$321,948,081	$317,448,553

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
INTEREST INCOME
Loans and leases	$4,601,855	$4,661,936	$13,486,661	$14,335,110
Taxable securities	42,695	14,473	124,173	83,440
Tax-exempt securities	131,925	129,822	400,219	399,165
Federal funds sold and other	17,346	6,029	30,510	38,469
Dividends/CA Warrants	4,161	24,377	4,258	74,224
Total interest income	4,797,982	4,836,637	14,045,821	14,930,408
INTEREST EXPENSE
Interest-bearing transaction deposits	13,631	12,457	31,061	37,592
Savings and money market deposits	199,734	348,426	649,318	1,112,540
Time deposits, $100,000 and over	395,921	442,232	1,151,891	1,546,942
Other time deposits	183,456	252,826	611,447	886,185
Other borrowings	187,324	179,922	600,669	623,716
Total interest expense	980,066	1,235,863	3,044,386	4,206,975
NET INTEREST INCOME	3,817,916	3,600,774	11,001,435	10,723,433
Provision for loan and lease losses	2,550,000	300,000	7,430,000	830,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	1,267,916	3,300,774	3,571,435	9,893,433
NON-INTEREST INCOME	520,321	528,883	1,501,932	1,617,271
NON-INTEREST EXPENSE
Salaries and employee benefits	1,228,353	1,414,357	3,816,582	4,229,827
Premises and equipment	243,835	233,897	738,178	698,697
Other	1,108,153	805,485	3,239,432	2,253,235
Total non-interest expense	2,580,341	2,453,739	7,794,192	7,181,759
(Loss)Income before provision for income taxes	(792,104)	1,375,918	(2,720,825)	4,328,945
Provision for income taxes	(433,859)	459,843	(1,442,633)	1,438,956
NET (LOSS)INCOME	$(358,245)	$916,075	$(1,278,192)	$2,889,989
Preferred stock dividends and amortization of preferred stock discount	(136,935)	0	(334,513)	0
NET (LOSS)INCOME AVAILABLE TO COMMON SHAREHOLDERS	(495,180)	916,075	(1,612,705)	2,889,989
(LOSS)EARNINGS PER SHARE AVAILABLE TO COMMON SHAREHOLDERS
Basic	$(0.22)	$.41	$(.70)	$1.28
Diluted	$(0.21)	$.40	$(.70)	$1.26
Dividends declared per common share	$.00	$.00	$.30	$.60
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	2,302,269	2,260,255	2,302,269	2,260,255
Diluted	2,304,511	2,294,794	2,304,511	2,294,794

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended September 30, 2009 (Unaudited), and the years ended
December 31, 2008 (Audited) and 2007 (Audited)
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

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
For the nine months ended September 30, 2009 (Unaudited), and the years ended
December 31, 2008 (Audited) and 2007 (Audited)
	Comprehensive	Preferred	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Income	Stock	Shares	Amount	Capital	Earnings	Income(Loss)	Total
BALANCE AT DECEMBER 31, 2008			2,290,657	$16,402,084	$2,577,855	$11,863,688	$16,469	$30,860,096
Issuance of preferred stock		$8,653,000						8,653,000
Dividends on preferred stock						(288,212)		(288,212)
Amortization/ Accretion of preferred stock,net		46,301				(46,301)		0
Stock options exercised and related tax benefits			36,146	287,931	38,618			326,549
Cash dividend of $.30 per share						(694,146)		(694,146)
Stock options vested					50,465			50,465
Restricted stock vested				162,750	(87,440)			75,310
Net loss for the year	$(1,278,192)					(1,278,192)		(1,278,192)
Other comprehensive loss, net of tax: Unrealized holding loss on securities available- for-sale arising during the year, net of taxes of $3,078	4,401
Other comprehensive loss, net of taxes	4,401						4,401	4,401
Total comprehensive income	$(1,273,791)

BALANCE AT September 30, 2009		$8,699,301	2,326,803	$16,852,765	$2,579,498	$9,556,837	$20,870	$37,709,271

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the nine months ended September 30, 2009 and 2008

	2009	2008
OPERATING ACTIVITIES
Net (loss)income	$(1,278,192)	$2,889,989
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	7,430,000	830,000
Depreciation	174,518	172,946
Amortization and other	42,607	55,799
Stock-based compensation expense	125,775	155,568
Provision for foreclosed real estate	57,055	0
Net change in interest receivable	(180,930)	23,132
Net change in cash surrender value of life insurance	(281,112)	(319,588)
Net change in other assets	(2,372,080)	(431,303)
Net change in interest payable and other liabilities	(35,723)	367,707
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,681,918	3,744,250
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(10,476,627)	(1,008,605)
Proceeds from maturing securities held-to-maturity	425,000	1,128,100
Proceeds from maturing securities available-for-sale	6,500,000	7,205,000
Net change in loans and leases	(25,316,341)	(13,955,332)
Purchases of premises and equipment	(55,123)	(166,752)
NET CASH USED FOR INVESTING ACTIVITIES	(28,923,091)	(6,797,589)
FINANCING ACTIVITIES
Net change in demand, interest-bearing transaction and savings deposits	5,956,723	1,941,296
Net change in time deposits	29,156,860	9,367,112
Proceeds from issuance of Preferred stock	8,653,000	0
Cash dividend paid	(694,146)	(1,373,226)
Proceeds from FHLB borrowings	15,000,000	25,000,000
Repayments of FHLB borrowings	(25,000,000)	(19,500,000)
Stock options exercised	287,931	557,561
NET CASH PROVIDED BY FINANCING ACTIVITIES	33,360,368	15,992,743
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,119,195	12,939,404
Cash and cash equivalents at beginning of period	18,233,055	9,333,634
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,352,250	$22,273,038

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$3,049,185	$4,253,548
Income taxes	$1,015,570	$1,662,156
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Loans transferred to other real estate owned	$250,000	$320,416
Net change in unrealized gains and losses on securities	$7,479	$41,727
Net change in deferred income taxes on unrealized gains on securities	$(3,078)	$(17,172)
Accrued preferred stock dividends	$(288,212)	0
Amortization/Accretion of preferred stock discount/premium, net	$(46,301)	0

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Sonoma Valley Bancorp and Subsidiary (the "Company") at September 30, 2009 and results of operations for the nine months then ended. Subsequent events were evaluated for these September 30, 2009 financial statements through November 12, 2009, the date that the financial statements were issued.

Certain information and footnote disclosures presented in our annual financial statements are not included in these interim financial statements.  Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2008 Annual Report on Form 10-K.  The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the operating results through December 31, 2009.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Sonoma Valley Bancorp and its wholly owned subsidiary, Sonoma Valley Bank.  All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3:  Commitments

We had no outstanding performance letters of credit at September 30, 2009 and September 30, 2008.

Note 4:  Net Income Per Common Share

Net income per share is calculated by using the weighted average common shares outstanding.  The weighted average number of common shares used in computing the net income per common share for the period ending September 30, 2009 was 2,302,269 and for the period ending September 30, 2008 was 2,260,255.

Net income per share (diluted) is calculated by using the weighted average common shares (diluted) outstanding.  The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending September 30, 2009 was 2,304,511 and for the period ending September 30, 2008 was 2,294,794.

Note 5:  Stock Option Accounting

We have a stock-based employee and director compensation plan in which compensation cost is recognized over the employee requisite service period, based on the fair value of the award at grant date. Options were granted in 2004, 2007 and 2008 under the fair value method.  Awards under our plan generally vest over five years.  Restricted stock was granted in July 2006 that vests over three and five years beginning July 2007.  The cost related to stock-based employee and director compensation is included in the determination of net income for the periods ended September 30, 2009 and 2008.

Note 6:  Employee Benefit Plans

We provide retirement plans to our key officers and directors.  The plans are unfunded and provide for payment to the officers and directors specified amounts for specified periods after retirement.  The amount of pension expense related to this plan, and the components of pension expense for the nine months ended September 30, 2009 and 2008 are as follows:

	Directors		Officers
	2009	2008	2009	2008
Service cost	$45,229	$30,525	$81,008	$223,760
Interest cost on projected benefit obligation	34,873	21,639	169,995	208,199
Amortization of unrecognized liability at transition	(9,913)	(7,570)	17,777	126,814
Net periodic pension cost recognized	$70,189	$44,594	$268,780	$558,773

Note 7:  Fair Value Measurement

US GAAP defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurement. In general, fair values determined by:

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

At September 30, 2009
	Total	Level 1	Level 2	Level 3
Available-for-sale securities	$10,561,357	$14,752	$10,546,605	$0

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

September 30, 2009
	Total	Level 1	Level 2	Level 3
Impaired Loans	$48,469,544	$0	$29,363,436	$19,106,108
Other Real Estate Owned	$478,610	$0	$478,610	$0

Impaired loans – The fair value of impaired loans and other real estate owned is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans or loans for which the impairment has already been charged off.  At September 30, 2009 all of the total impaired loans were evaluated based on the fair value of the collateral or discounted cash flows.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When the fair value of the impaired loans is based on discounted cash flows, the Company records the impaired loan as nonrecurring Level 3.

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

Preferred stock dividends, including accretion of the discount, were $334,513 for the nine months ended September 30, 2009.

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

For the Nine Month Periods
Ended September 30, 2009 and 2008

Overview

The Company recorded a net loss of $1,278,192 for the nine months ended September 30, 2009. This represents a decline of $4.2 million from earnings of $2,889,989 during the period ended September 30, 2008. The decline in earnings relates to a $6.6 million increase in the provision for loan losses, a $115,339 decline in non-interest income and a $612,433 increase in non-interest expense, offset by an increase in net interest income of $276,095 and a $2.88 million decline in the provision for income taxes. The increase in the loan loss provision is a result of year to date net charge offs of $6.5 million and in response to our evaluation of the required level of the allowance for loan losses in the current economic environment. Additionally, we have experienced a significant increase in non-performing loans from $2.24 million at September 30, 2008 to $7.07 million at September 30, 2009. Non-performing loans at December 31, 2008 totaled $6.53 million.

Net income (loss) allocable to common shareholders declined from net income of $2,889,989 during the nine months ended September 30, 2008 to a net loss of $1,612,705 or $(.70) per diluted share for the nine months ended September 30, 2009. This represents a decline of $4.5 million from earnings of $2,889,989 or $1.26 per diluted share during the period ended September 30, 2008. Included in the current year loss was the net income statement loss described above of $1,278,192 plus $334,513 which represents dividends accrued and discount amortized on preferred stock.

On February 20, 2009 the Company entered into a Letter Agreement with the United States Department of the Treasury, pursuant to which the Company issued and sold (i) 8,653 shares of the Company’s Preferred Stock, Series and (ii) a warrant to purchase 433 shares of the Company’s preferred stock, Series B for an aggregate purchase price of $8,653,000 in cash. Of the $8,653,000, $6,000,000 was transferred to the Bank as a capital infusion. The remainder has been temporarily invested in excess reserves at the Federal Reserve Bank. These funds also provide us with additional lending capacity and liquidity which we can utilize to support our growth objectives and local economic expansion

Total assets at September 30, 2009 were $354.2 million, an increase of $32.2 million from the $321.9 million at December 31, 2008.  Cash and due from banks increased by $8.1 million from $18.2 million at December 31, 2008 to $26.4 million at September 30, 2009 and investment securities increased by $3.52 million to $23.95 million at September 30, 2009.  Loans net of unearned fees increased $18.6 million. Deposits increased by $35.11 million from $253.95 million at December 31, 2008 to $289.06 million at September 30, 2009.  All categories of deposits showed increases with CD’s greater that $100,000 growing 56% or $28.4 million from $50.69 million in December 2008 to $79.08 million as of September 30, 2009. This is a result of customers placing deposits with the CDARS program for which we receive reciprocal deposits. Total shareholders’ equity increased by $6.8 million from $30.9 million at December 31, 2008 to $37.7 million at September 30, 2009. This increase is related to the issuance of $8.7 million in preferred stock offset by our $1.6 million 2009 loss for the nine months ending September 30, 2009.

Return (loss) on average total assets on an annualized basis for the nine month period was (0.50)% in 2009 and 1.30% in 2008 based on net income of $1,278,192.  The decline in the return on assets is the result of the $4.2 million decline in net income combined with growth of $43.8 million or 14.8% in average assets from $296.6 million as of September 30, 2008 to $340.4 million as of September 30, 2009.  Return (loss) on average shareholders' equity on an annualized basis at the end of the third quarter 2009 and 2008 was (4.53)% and 12.99%, respectively.  The decline in return (loss) on equity is the result of the decline in net income from $2.9 million in 2008 to a loss of $1.3 million in 2009. Additionally average equity grew $8.0 million or 26.8% from $29.7 million as of September 30, 2008 to $37.7 million as of September 30, 2009.

Section 404 of Sarbanes-Oxley Act of 2002 requires the Securities and Exchange Commission (“SEC”) to prescribe rules requiring the establishment, maintenance and evaluation of an issuer’s internal control of financial reporting.  We certified compliance for the year ended December 31, 2008.  Our external independent auditors are required to attest to and report on management's assessment of internal control over financial reporting beginning December 31, 2010.  Our management and staff worked diligently evaluating and documenting the internal control systems in order to allow our management to report on our internal control over financial reporting.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between total interest income and total interest expense.  Net interest income, adjusted to a fully taxable equivalent basis, as shown on the table- Average Balances/Yields and Rates Paid, on page 13, is higher than net interest income on the statement of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($249,849 in 2009 and $251,756 in 2008, based on a 34% federal income tax rate).

The slight increase in net interest income for the nine months ended September 30, 2009 (stated on a fully tax equivalent basis) is a result of the net effect of an $886,494 decrease in interest income offset by a larger decrease in interest expense of $1,162,589, showing a net increase of $276,095.  As of September 30, 2008 the federal funds rate and Wall Street Journal prime rate were 2% and 5%, respectively. Over the course of the last year both rates have declined 175 basis points. At September 30, 2009 the federal funds rate was 0.00% - 0.25% and the prime rate was 3.25%.

SONOMA VALLEY BANCORP
AVERAGE BALANCES/YIELDS AND RATES PAID
For the nine months ended September 30, 2009 and 2008

	2009			2008
ASSETS	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans(2):
Commercial	$194,064,487	$9,385,020	6.47%	$176,487,467	$9,856,967	7.47%
Consumer	37,687,842	1,779,258	6.31%	31,149,537	1,696,535	7.28%
Real estate construction	26,795,185	1,129,420	5.64%	26,852,216	1,612,353	8.03%
Real estate mortgage	21,533,527	1,108,178	6.88%	19,430,397	1,078,099	7.42%
Tax exempt loans (1)	2,084,563	128,461	8.24%	2,195,780	135,664	8.26%
Leases	11,560	0	0.00%	19,673	1,617	10.99%
Unearned loan fees	(240,864)			(328,825)
Total loans	281,936,300	13,530,337	6.42%	255,806,245	14,381,235	7.52%
Investment securities
Available for sale:
Taxable	6,909,964	127,594	2.47%	3,402,856	83,917	3.30%
Hold to maturity:
Tax exempt (1)	13,660,263	606,392	5.94%	14,006,800	604,795	5.77%
Total investment securities	20,570,227	733,986	4.77%	17,409,656	688,712	5.29%
CA Warrants	30,823	837	3.63%	0	0	0.00%
Federal funds sold	0	0	0.00%	64,672	1,284	2.65%
FHLB stock	1,592,385	0	0.00%	1,658,850	73,747	5.94%
Total due from banks/interest-bearing	17,567,293	30,510	0.23%	2,266,925	37,186	2.19%
Total interest-earning assets	321,697,028	$14,295,670	5.94%	277,206,348	$15,182,164	7.32%
Noninterest-bearing assets:
Reserve for loan losses	(6,334,435)			(3,898,303)
Cash and due from banks	5,086,751			5,579,748
Premises and equipment	683,916			804,965
Other real estate owned	275,042			228,366
Other assets	19,007,957			16,650,308
Total assets	$340,416,259			$296,571,432
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest- bearing deposits
Interest-bearing transaction	$31,144,230	$31,061	0.13%	$30,176,377	$37,592	0.17%
Savings deposits	90,803,579	649,318	0.96%	77,548,456	1,112,540	1.92%
Time deposits over $100,000	60,603,767	1,151,891	2.54%	51,073,637	1,546,942	4.05%
Other time deposits	36,781,942	611,447	2.22%	31,230,447	886,185	3.79%
Total interest-bearing deposits	219,333,518	2,443,717	1.49%	190,028,917	3,583,259	2.52%
Federal funds purchased				156,934	2,578	2.20%
Other borrowings	26,835,897	600,669	2.99%	20,617,153	621,138	4.03%
Total interest-bearing liabilities	246,169,415	$3,044,386	1.65%	210,803,004	$4,206,975	2.67%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	49,012,034			49,487,970
Other liabilities	7,538,196			6,559,041
Shareholders' equity	37,696,614			29,721,417
Total liabilities and shareholders' equity	$340,416,259			$296,571,432
Interest rate spread			4.29%			4.65%
Interest income		$14,295,670	5.94%		$15,182,164	7.32%
Interest expense		3,044,386	1.27%		4,206,975	2.03%
Net interest income/margin		$11,251,284	4.67%		$10,975,189	5.29%

(1)	Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2009 and 2008.
(2)
Non accrual loans have been included in loans for the purposes of the above presentation.  Loan fees of approximately $194,649 and $291,943 for the nine months ended September 30, 2009 and 2008, respectively, were amortized to the appropriate interest income categories.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin.  In 2009, our net interest margin declined 62 basis points to 4.67%, from 5.29% for the same period in 2008.  The decline in the net interest margin is a result of asset yields repricing downward more than the yields on earning liabilities. Additionally, with the increase in non- accrual loans, we have experienced the loss of earnings from those loans.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) declined by $886,494 to $14.3 million in the first nine months of 2009, a 5.84% decrease from the $15.2 million realized during the same period in 2008.

The $886,494 decrease was the result of the 138 basis point decrease in the yield on earning assets to 5.94% for the nine months ended September 30, 2009 from 7.32% for the same period in 2008.  Average balances of interest-bearing assets increased $44.5 million or 16.05% from $277.2 million as of September 30, 2008 to $321.7 million as of September 30, 2009.

The gain in volume of average earning assets was responsible for a $1,334,468 increase in interest income, and the decrease in interest rates contributed $2,220,962, for a net decrease in interest income of $886,494.

Interest Expense

Total interest expense for the first nine months of 2009 decreased by $1,162,589 to $3.044 million from $4.207 million for the same period in 2008.  The average rate paid on all interest-bearing liabilities decreased from 2.67% in the first nine months of 2008 to 1.65% in the same period in 2009, a decrease of 102 basis points.  Average balances of interest-bearing liabilities increased from $210.8 million to $246.2 million, a $35.4 million or 16.8% increase in interest-bearing liabilities.

The gain in volume of average balances was responsible for a $508,369 increase in interest expense and the lower interest rates paid were responsible for a $1,670,957 decrease in interest expense for a net decrease of $1,162,589.

Individual components of interest income and interest expense are provided in the table “Average Balances/Yields and Rates Paid” on page 13.

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

The provision for loan losses is established by charges to earnings based on management’s overall evaluation of the collectability of the loan portfolio.  Based on this evaluation the provision for loan losses charged to operations for the nine months ended September 30, 2009 increased to $7.43 million compared to $830,000 for the same time period in 2008. This boost is due to significant increases in both charge-offs and non-performing assets and is reflective of adverse changes in the current banking and real estate environments. Year to date net charge-offs increased from $395,746 at September 30, 2008 to $6.5 million at September 30, 2009. Non-performing assets from $2.24 million at September 30, 2008 to $7.07 million at September 30, 2009.

As of September 30, 2009, the non-performing assets to total loans ratio was 2.47% compared to 0.84% for the same period of 2008. Non accrual loans were $6.6 million as of September 30, 2009 compared to $1.9 million as of September 30, 2008, an increase of $4.7 million. Loans charged-off were $6.5 million and recoveries were $62,562 as of September 30, 2009 compared with $416,253 in charge-offs and $20,507 in recoveries for the same period in 2008.

The increase in charge-offs in 2009 is a result of a material drop in real estate values in the Bank’s lending area caused by a continuing recession.  Additionally, present economic conditions have caused more business failures and financial difficulty for borrowers causing them to become delinquent and unable to pay back their loans. See pages 19 and 20 for a discussion of the allowance for loan losses.

Non-interest Income

Non-interest income for the first nine months of $1.5 million decreased 7.1% or $115,339 over the $1.6 million recorded in the comparable period in 2008.  Other fee income has shown the largest decrease of $47,440 from $276,769 as of September 30, 2008 to $229,329 as of September 30, 2009, a decline of 17.1%.

All other non-interest income showed an 11.2%, or $37,954, decrease from $338,209 in 2008 to $300,255 in 2009.  This is a result of a decrease in the income generated by bank owned life insurance policies.  Income on the policies was $319,000 as of September 30, 2008 compared to $281,000 as of September 30, 2009, a decrease of $38,000.  The earnings on the policies have declined due to the consistently low market interest rates at this time.

Year-to-date income from service charges on deposit accounts has declined 3.0%, or $29,945, from $1,002,293 in 2008 to $972,348 in 2009.  We experienced a $54,439 decrease related to fee income charged for overdrafts and checks drawn against insufficient funds.

Non-Interest Expense

Total non-interest expense grew $612,000, or 8.5%, to $7.8 million for the first nine months of 2009 from $7.2 million in the comparable period in 2008.  Non-interest expense on an annualized basis represented 3.06% of average total assets in 2009 compared with 3.24% in the comparable period in 2008.

Salaries and benefits decreased $413,000, or 9.8%, from $4.2 million for the nine months ended September 30, 2008 to $3.8 million for the nine months ended September 30, 2009.  Management tries to utilize efficiencies to stabilize the growth in full-time equivalent employees. At September 30, 2009, total full time equivalent employees were 54 compared to 55 as of September 30, 2008.  As of September 30, 2009, assets per employee were $6.6 million compared with $5.8 million as of September 30, 2008.

Expenses related to premises and equipment increased 5.7% to $738,000 in 2009 from $699,000 for the same period in 2008.  The $39,000 increase in expense in 2009 is the result of increases in software expense of $24,068 or 51.8% from $46,000 to $70,500 as of September 30, 2008 and 2009, respectively. This expense is related to enhancements in our on-line consumer banking product and software to allow greater efficiency in performing our work. Miscellaneous equipment expense showed an increase of $7,000 from $7,000 as of September 30, 2008 to $14,000 as of September 30, 2009 Lease expense increased for the first nine months of 2009 to $300,000 from $294,000 for the same period of 2008, an increase of 2.0% or $6,000.

Other operating expense increased 43.8% to $3.2 million in 2009 from $2.3 million in 2008, an increase of $986,000. The increase is a result of a $494,000 increase in insurance expense from $193,000 as of September 30, 2008 to $687,000 for the period ending September 30, 2009. Of the $494,000 increase $491,000 was related to the accrual for the FDIC assessment due to increases in premiums and a special assessment from $114,000 for the nine months ended September 30, 2008 to $605,000 as of September 30, 2009. Other categories of insurance showed increases of $4,000 over prior year. There was a $351,256 increase in professional fees from $823,000 as of September 30, 2008 to $1.2 million. This is a result of increases in legal fees-corporate matters and legal fees-loan collection expense of $94,000 and $83,000, respectively. Other areas of professional fees showing increases are other professional fees which included expenses relative to personnel salary and benefit consultant, outside marketing assistance and information technology consultant expense, increase in Director fees and retirement expenses, increase in accounting and tax expense and an increase in other exam fees. Loan expense increased $177,000 from $29,000 as of September 30, 2008 to $206,000.  We established a provision for unfunded loan commitments, which created an expense in 2009 of $60,000, where in the past this amount was included in the provision for loan losses. Other loan expenses that have increased are expenses on foreclosed property, which reflects costs associated with that property, as well as a write down to reflect the market value of the property, higher appraisal expense due to the need to re-evaluate non-accrual loans secured by real estate and increases in loan collection expense.

Provision (Benefit) for Income Taxes

The Company recorded an income tax benefit of $1.4 million, or 53.02% of pre-tax loss for the nine months ended September 30, 2009. This compares to income tax expense of $1.4 million, or 33.24% of pre-tax income during the first nine months of 2008. The percentage for 2009 exceeds the statutory rate due to federal tax credits on California Affordable Housing Investments and tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income, which are in addition to the tax benefit generated as a result of the net loss.

BALANCE SHEET ANALYSIS

Investments

Investment securities were $24.0 million at September 30, 2009, a 17.2% increase from the $20.4 million at December 31, 2008 and a 55.4% increase from $15.4 million at September 30, 2008.  The increase in the portfolio is a result of Treasury and Agency purchases to pledge at the Federal Reserve Bank for discount window borrowings, a contingent liquidity source for the Company.  We will usually maintain an investment portfolio of securities rated “A” or higher by Standard and Poor's or Moody's Investors Service.  Local tax-exempt bonds are occasionally purchased without an “A” rating. In this uncertain time, with the downgrades of the credit rating agencies, some bonds now have an underlying rating of less than an “A” rating, although all except two have an Investment Grade bond rating.

Securities are classified as held to maturity (HTM) if we have both the intent and the ability to hold these securities to maturity.  As of September 30, 2009, we had securities totaling $13.4 million with a market value of $13.8 million categorized as HTM.  Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.

Securities are classified as available for sale (AFS) if we intend to hold these debt securities for an indefinite period of time, but not necessarily to maturity.  Investment securities which are categorized as AFS are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity.  Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy.  Securities held in the AFS category are recorded at market value, which was $10.6 million compared to an amortized cost of $10.5 million as of September 30, 2009.

There were fifteen equity securities of $14,752 in the AFS portfolio and two securities of $394,404 in the HTM portfolio that are temporarily impaired as of September 30, 2009. Unrealized losses totaled $32,688 on equity securities and $3,229 on municipal securities. Of the above, fourteen equity securities or $11,617 in the AFS portfolio and both municipal securities in the HTM portfolio that have been in a continuous loss position for 12 months or more as of September 30, 2009.    The primary cause of the impairment of this security is interest rate volatility due to market volatility and downgrades of municipal insurers causing municipal securities to rely on the underlying rating of the municipality which is typically lower than AAA rated.  It is our intention to carry the securities to maturity date, at which time we will receive face value for the securities at no loss. The equity securities are minimal shares of local and peer group banks so that we may better review their financial and compensation information.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses to the income statement are recognized upon sale, or at such time as management determines that a permanent decline in value exists.  In our opinion, there was no investment in securities at September 30, 2009 that constituted a material credit risk to the Company.  The lower market value to amortized costs was a result of the increase in market interest rates and not an indication of lower credit quality. At the present time there is some uncertainty in the market relative to the companies insuring the municipal securities that we hold. We are monitoring this situation very closely and believe that the municipalities will be able to fulfill their obligations and there will be no need to rely on the insurance companies for payment. If the insurance companies are down-graded it could lower the rating on the securities and therefore affect the fair value.

Loans

Loan balances, net of deferred loan fees at September 30, 2009, were $286.0 million, an increase of 7.0% or $18.6 million over December 31, 2008 and an increase of 8.5% or $22.3 million over September 30, 2008. As of September 30, 2009, commercial loans were 70.8% of the portfolio and increased $19.7 million, or 10.8%, from December 31, 2008 and increased 14.0% or $25.0 million over September 30, 2008.  Included in Commercial loans are loans made for commercial purposes and secured by real estate.

Real Estate Mortgage loans were $23.8 million and showed growth over December 31, 2008 of 17.9% or $3.6 million and grew $3.8 million or 18.9% from $20.0 million as of September 2008.

Real Estate Construction loans showing the largest decline were $24.3 million as of September 30, 2009 and showed a decline of $3.7 million, or 13.1%, over December 31, 2008 and a decline of 25.2%, or $8.2 million, over September 30, 2008.

Consumer loans declined $664,000 (1.85%) to $35.2 million at September 30, 2009 from $35.9 million as of December 31, 2008 and grew $1.4 million (4.26%) from September 30, 2008.

At quarter end, overdrafts were $294,000, down $359,000 from $653,000 as of December 31, 2008 and down $217,000 from $511,000 as of September 30, 2008.

Lease Financing Receivables are zero at September 30, 2009.  Customer interest in lease financing receivables has declined in our market and we do not anticipate this to change in the foreseeable future. We no longer offer this product.

	September 30, 2009	Percentage of Total	December 31, 2008	Percentage of Total	September 30, 2008	Percentage of Total

Commercial	$202,704,435	70.8%	$182,975,920	68.4%	$177,735,467	67.3%
Consumer	35,233,031	12.3%	35,896,690	13.4%	33,282,448	12.6%
Real estate construction	24,259,429	8.5%	27,918,414	10.4%	32,419,685	12.3%
Real estate mortgage	23,763,486	8.3%	20,163,163	7.5%	19,992,413	7.6%
Leases	0	0.0%	17,634	0.0%	17,868	0.0%
Overdrafts	294,385	0.1%	652,933	0.2%	510,966	0.2%
	286,254,766	100.0%	267,624,754	100.0%	263,958,847	100.0%
Deferred loan fees and costs, net	(249,749)		(215,470)		(258,242)
Allowance for loan and lease losses	(5,991,892)		(5,032,500)		(4,157,471)

	$280,013,125		$262,376,784		$259,543,134

Risk Elements

The majority of our loan activity is with customers located within Sonoma County, California.  Approximately 89.9% of the total loan portfolio is secured by real estate located in our service area.  Significant concentrations of credit risk may exist if a number of loan customers are engaged in similar activities and have similar economic characteristics.  We believe we have policies in place to identify problem loans and to monitor concentrations of credits.

Based on its risk management review and a review of its loan portfolio, management believes that its allowance for loan losses as of September 30, 2009 is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the loan loss reserve cannot be determined with precision, but is subject to periodic review, and could be susceptible to significant change in future periods.

Non-Performing Assets

Non-performing assets consist of loans on non-accrual status, delinquent loans past due greater than 90 days and other real estate owned (OREO).  Non-performing assets for September 2009 totaled $7.1 million up from $2.2 million in September 2008. As of September 30, 2009 the non-performing assets to total loans ratio was 2.47%, compared to 0.84% for the same period of 2008. It is important to note that over 80% of the Bank’s non-performing assets are real estate secured and have been written down to their current collateral value.

Management classifies loans as non-accrual loans when they become more than 90 days past due, or when the timely collection of interest or principal becomes uncertain.  A loan remains in a non-accrual status until both principal and interest have been current for six months and meets cash flow or collateral criteria. If the loan is determined to be uncollectible it is charged off against the allowance for loan losses, or in the case of real estate loans, is transferred to other real estate owned.

There were $6.6 million non-accrual loans at September 30, 2009, and there were no delinquent loans past due 90 days or more and still accruing. As of September 30, 2008, there were $1.9 million non-accrual loans and there were no delinquent loans past due 90 days or more and still accruing.  Of the $6.6 million non-accrual loans at September 30, 2009, $6.3 million were delinquent loans past due 90 days or more compared to $1.5 million at September 30, 2008.

OREO represents assets held through loan foreclosure or recovery activities. As of September 30, 2009, we had $478,610 classified as OREO compared to $285,665 as of December 31, 2008 and $320,416 as of September 30, 2008.

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

In keeping with the US generally accepted accounting principles a review process is performed to identify loan customers who may be experiencing financial difficulties.  Management reviews problem loans on a quarterly basis and determines which loans are considered to be “Impaired Loans”. An appropriate specific reserve is set aside for all loans graded substandard or worse and greater than $400,000. The specific reserve is based upon either the estimated future cash flows or the fair value of the collateral if a loan is collateral dependent.  The Bank obtains updated appraisals, at least annually, on all collateral dependent loans.  The impairment for collateral dependent loans is then charged-off.  If no impairment is determined (the value of the collateral exceeds the loan balance), then a reserve factor for loan pools, as discussed below, will be assigned to that loan to cover any costs associated with the liquidation of collateral.  All loans that do not have a specific reserve are grouped together into pools based on similar risk characteristics, including whether the loan is secured or unsecured.   The specific loan pool is assigned an appropriate reserve factor based upon management’s experience with losses in that risk category and the Bank’s historical loss experience.  The total of these loan pools is then adjusted for current conditions, based on several qualitative factors (Q-Factors). These factors are as follows:

1.	Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices not considered elsewhere in estimating credit losses.
2.
Changes in international, national, regional, and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments.

3.	Changes in the nature and volume of the portfolio and in the terms of loans.
4.	Changes in the experience, ability, and depth of lending management and other relevant staff.
5.
Changes in the volume of overdrafts, severity of past due loans, the volume of non accrual loans, the volume of unfunded loan commitments, and the volume and severity of adversely classified or graded loans.

6.	Changes in the quality of the Bank’s loans review system.
7.	The existence and effect of any concentrations of credit, and changes in the level of such concentrations.
8.	The effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the institution’s existing portfolio.

The allowance for loan losses is not a precise amount, but based on risk categories assigned such as “watch”, “substandard”, or “doubtful” and the factors above, represents management's best estimate of losses that may be ultimately realized from the current loan portfolio.

At September 30, 2009, the allowance for loan losses was $6.0 million, or 2.10% of period-end loans, compared with $5.0 million, or 1.88%, at December 31, 2008 and $4.2 million, or 1.58%, at September 30, 2008. This boost is due to significant increases in both charge-offs and non-performing assets and is reflective of the current deteriorating banking and real estate environments.  The increased reserve puts the Bank in a better position to deal with impaired assets as they arise.

Net charge-offs to average loans increased when compared to the prior year.  We recorded net charge-offs of $6.5 million as of September 30, 2009 compared to $396,000 as of September 30, 2008.  In accordance with SFAS No.114 accounting standards, the Bank charges off estimated losses on collateral dependent loans.   The Bank’s year to date net charge offs of $6.5 million is largely due to the Bank’s recognition of estimated losses caused by deterioration of real estate collateral values in the Bank’s lending area.  One large lending relationship, secured by a commercial construction project and a separate land development project, accounts for over half of the Bank’s year to date net charge offs.

 An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.

	For the Nine Months Ended 9/30/09	For the Year Ended 12/31/08	For the Nine Months Ended 9/30/08
Balance beginning of year	$5,032,500	$3,723,217	$3,723,217
Charge-offs:
Commercial	(3,894,084)	(519,318)	(120,120)
Consumer	(798,711)	(449,556)	(236,931)
Real Estate Construction	(1,351,016)	0	0
Real Estate Mortgage	(383,513)	(28,400)	(28,400)
Leases	(17,634)	0	0
Overdrafts	(88,212)	(30,802)	(30,802)
Total charge-offs	(6,533,170)	(1,028,076)	(416,253)
Recoveries:
Commercial	56,329	218,812	13,443
Consumer	5,219	1,691	1,508
Overdrafts	1,014	6,856	5,556
Total recoveries	62,562	227,359	20,507

Net recoveries (charge-offs)	(6,470,608)	(800,717)	(395,746)
Provision charged to operations	7,430,000	2,110,000	830,000
Balance end of period	$5,991,892	$5,032,500	$4,157,471
Ratio of net charge-offs annualized to average loans	3.07%	0.31%	0.21%
Balance in allowance as a percentage of loans outstanding at period end	2.10%	1.88%	1.58%

Worsening conditions in the general economy and real estate markets will likely continue to adversely affect the loan portfolio, which could necessitate additional provisions for loan losses, particularly on collateral dependent loans as the bank continues to obtain updated appraisals.  As consumer spending and personal cash flow weakens, there is increased risk associated with borrowers of all types.  Although some believe the economy has begun to stabilize, default rates and the unemployment rate continue to increase.  This is usually an indicator that we can expect more foreclosures in the foreseeable future.  Additionally, the drastic change in the availability of credit during 2008 and continuing into 2009 has negatively impacted real estate asset values, which serve as collateral to the majority of the Bank’s loans.  This is especially true of loans secured by commercial real estate for which the Bank has a significant concentration.  These loans will continue to be carefully evaluated, on an on-going basis, for signs of deterioration.

As of September 30, 2009, we believe the overall allowance for loan losses is adequate based on our analysis of conditions at that time.

Deposits

A comparative schedule of average deposit balances is presented in the table on page 13; period-end and year-end deposit balances are presented in the following table.

	September 30, 2009	Percentage of Total	December 31, 2008	Percentage of Total	September 30, 2008	Percentage of Total

Interest-bearing transaction deposits	$32,471,725	11.2%	$31,062,597	12.2%	$28,306,822	11.5%
Savings deposits	90,202,813	31.2%	88,317,397	34.8%	81,724,337	33.0%
Time deposits, $100,000 and over	79,077,355	27.4%	50,694,468	20.0%	51,394,535	20.8%
Other time deposits	36,365,253	12.6%	35,591,280	14.0%	31,767,944	12.8%
Total interest-bearing deposits	238,117,146	82.4%	205,665,742	81.0%	193,193,638	78.1%
Demand deposits	50,941,938	17.6%	48,279,759	19.0%	54,162,469	21,9%
Total deposits	$289,059,084	100.0%	$253,945,501	100.0%	$247,356,107	100.0%

Total deposits increased by $35.1 million, or 13.8%, during the nine months of 2009 to $289.1 million from $253.9 million at December 31, 2008, and increased by 16.9% from $247.4 million as of September 30, 2008.  All categories of deposits showed growth with time deposits greater that $100,000 showing the most significant growth of 56.0% or $28.4 million from $50.7 million as of December 31, 2008 to $79.1 million at September 30, 2009. This growth is largely through reciprocal CDARS deposits where our depositors spread deposits among other financial institutions through the CDARS programs in order to realize FDIC coverage of their deposits and we in turn accept deposits equal to the amount sent to CDARS. Additionally, many of our depositors are taking advantage of the higher $250,000 FDIC coverage now offered.

Non interest bearing demand also showed deposit growth of $2.6 million (5.5%) to $50.9 million as of September 30, 2009 from $48.3 at December 31, 2008. Savings, interest bearing checking and other time deposits also showed growth of $1.9 million, $1.4 million and $776,000 to $90.2 million, $32.5 million and $36.4 million, respectively.

Capital

Our subsidiary, Sonoma Valley Bank (the “Bank”) is subject to FDIC regulations governing capital adequacy.  The FDIC has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.  Under the current guidelines, as of September 30, 2009, the Bank was required to have minimum Tier 1 and total risk-based capital ratios of 4% and 8%, respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier 1 and total risk-based capital ratios to be 6% and 10%, respectively.

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

Based on the FDIC's guidelines, the Bank's total risk-based capital ratio at September 30, 2009 was 12.14% and its Tier 1 risk-based capital ratio was 10.88%.  The Bank's leverage ratio was 9.11%.  All the ratios exceed the minimum guidelines of 8.00%, 4.00% and 4.00%, respectively.  The Company’s total risk based capital, Tier 1 risk based capital and leverage ratios at September 30, 2009, were 12.76%, 11.50% and 9.64%, respectively.

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

In September 2009, the shareholders were notified that the Board of Directors had made a strategic decision to suspend its cash dividend program until further notice.

We believe that the Bank's current capital position, which exceeds guidelines established by industry regulators, is adequate to support our business.

Off-Balance Sheet Commitments

Our off-balance sheet commitments consist of commitments to extend credit and standby letters of credit.  These commitments are extended to customers in the normal course of business.  Unfunded loan commitments were $40.2 million at September 30, 2009 and $46.6 million at September 30, 2008. Standby letters of credit outstanding were $123,000 at September 30, 2009 and $118,000 at September 30, 2008.  We also have contractual obligations consisting of operating leases for various facilities and payments to participants under our supplemental executive retirement plan and deferred compensation plan.

Liquidity Management

Our liquidity is determined by the level of assets (such as cash, federal funds sold and available-for-sale securities) that are readily convertible to cash to meet customer withdrawal and borrowing needs.  Deposit growth also contributes to our liquidity.  We review our liquidity position on a regular basis to verify that it is adequate to meet projected loan funding and potential withdrawal of deposits.  We have a comprehensive Asset and Liability Policy which we use to monitor and determine adequate levels of liquidity.  As of September 30, 2009, our primary liquidity ratio (adjusted liquid assets to deposits and short term liabilities) was 10.44% of assets compared to 7.67% as of September 30, 2008. Available liquidity, which includes the ability to borrow at the Federal Home Loan Bank, was 27.3% of assets as of September 30, 2009 and 37.9% as of September 30, 2008.  Management expects that liquidity will remain adequate throughout 2009, as deposit growth keeps pace with loan growth.  Any excess funds will be invested in quality liquid assets, such as excess reserves with the Federal Reserve Bank or U.S. Treasury and Agency securities.  Management believes that the Company has adequate liquidity and capital resources to meet its short-term and long-term commitments.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes.  Using computer-modeling techniques, we are able to estimate the potential impact of changing interest rates on earnings.  A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base.  The forecast balance sheet is processed against five interest rate scenarios.  The scenarios include a flat rate forecast, 100, 200 and 300 basis point rising rate forecasts and a 25 basis point declining rate forecast which take place within a one year time frame.  Normally we forecast a 100, 200, and 300 basis point declining rate forecast, but since the target Fed Funds is currently 0 – 25 basis points we feel we cannot forecast a declining rate scenario of more than 25 basis points. The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon.  Our 2009 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from September 30, 2009 balances.  The following table summarizes the effect on net interest income (NII) of 100, 200 and 300 basis point changes in interest rates as measured against a constant rate (no change) scenario.

Interest Rate Risk Simulation of Net Interest Income as of September 30, 2009
(dollars in thousands)

Variation from a constant rate scenario	$ Change in NII
+300bp	$1,347
+200bp	$764
+100bp	$302
-25bp	$(53)

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

We have more liabilities than assets repricing during the next year. Usually because our asset rates change more than deposit rates, our interest income will change more than the cost of funds when rates change.  However, because the Company’s asset rates change more than deposit rates, the Company’s interest income will change more than the cost of funds when rates change. Its net interest margin should therefore increase somewhat when rates increase and shrink somewhat when rates fall. The table below indicates that we are liability sensitive for the first six months. During the seven to twelve month period, we show more assets than liabilities repriceable in the seven to twelve month category.  Still at the end of the twelve month cycle, the rate sensitive gap shows $76.3 million more in liabilities than assets repricing.

We control long term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of September 30, 2009 for our interest-bearing assets and interest-bearing liabilities, and our interest rate sensitivity gap as a percentage of total interest-earning assets.  Of the $175.6 million in fixed rate assets over 12 months, shown in the table below, $15.3 million are long term assets over five years.  This $15.3 million compares favorably to the $89.0 million in demand and core deposits and equity.

SEPTEMBER 30, 2009 (dollars in thousands)	Immediate Reprice	Up to 3 Months	4 to 6 Months	7 to 12 Months	Over 12 Months	Total
FFS + overnight IBB	$21,762					$21,762
Securities + Other IBB	0	$985	$421	$843	$21,709	23,958
Loans	52,384	11,886	21,635	40,179	153,929	280,013
Total RSA	$74,146	$12,871	$22,056	$41,022	$175,638	$325,733

MMDA/NOW/SAV	$122,674					$122,674
CD’s <$100k	0	$10,298	$10,465	$10,465	$5,138	36,366
CD’s >$100k	0	23,944	34,856	8,714	11,564	79,078
Borrowings	0	0	0	5,000	15,000	20,000
Total RSL	$122,674	$34,242	$45,321	$24,179	$31,702	$258,118

GAP	$(45,528)	$(21,371)	$(23,265)	$16,843	$143,936	$67,615
Cumulative	$(45,528)	$(69,899)	$(93,164)	$(76,321)	$67,615
% Assets	-13.7%	-19.8%	-26.3%	-21.6%	19.1%

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

The Bank has only moderate market risk in investments because the average maturity in the portfolio is not very long, except for municipals, which are held to maturity (see page 17 for discussion of investments).  The portfolio should decline in value $478,000 for a 1% increase in rates.  The current gain in the portfolio is $488,000 which means for a 1% interest rate shock the gain would be $10,000. The gain in value if rates fall would be somewhat less, because there are some callable bonds.  Marking-to-market available for sale securities when rates change would add only modest volatility to a strong level of equity. This market risk acts to offset the interest rate risk (i.e. if rates decline and NIM is squeezed, there would be a concurrent gain in the value of securities).

SONOMA VALLEY BANCORP
AVERAGE BALANCES/YIELDS AND RATES PAID
For the three months ended September 30, 2009 and 2008

	2009			2008
ASSETS	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans(2):
Commercial	$201,902,807	$3,230,649	6.35%	$175,215,278	$3,134,791	7.10%
Consumer	36,505,309	580,864	6.31%	32,782,080	578,947	7.01%
Real estate construction	25,120,500	340,972	5.39%	29,788,071	569,324	7.58%
Real estate mortgage	23,670,818	421,179	7.06%	19,796,888	348,622	6.99%
Tax exempt loans (1)	2,055,303	42,714	8.25%	2,168,815	45,018	8.24%
Leases	0	0	0.00%	18,459	539	11.58%
Unearned loan fees	(253,498)			(276,328)
Total loans	289,001,239	4,616,378	6.34%	259,493,263	4,677,241	7.15%
Investment securities
Available for sale:
Taxable	8,672,875	46,019	2.11%	2,040,040	14,553	2.83%
Hold to maturity:
Tax exempt (1)	13,461,701	199,884	5.89%	13,651,033	196,700	5.72%
Total investment securities	22,134,578	245,903	4.41%	15,691,073	211,253	5.34%
CA Warrants	91,706	837	3.62%	0	0	0.00%
Federal funds sold	0	0	0.00%	23,555	76	1.28%
FHLB stock	1,645,000	0	0.00%	1,477,089	24,298	6.53%
Total due from banks/interest-bearing	31,791,398	17,346	0.22%	3,055,401	5,953	.77%
Total interest-earning assets	344,663,919	$4,880,464	5.62%	279,740,381	$4,918,821	6.98%
Noninterest-bearing assets:
Reserve for loan losses	(8,615,790)			(4,087,362)
Cash and due from banks	5,090,475			5,510,959
Premises and equipment	646,315			792,107
Other real estate owned	297,832			320,416
Other assets	20,113,662			17,010,745
Total assets	$362,196,413			$299,287,246
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest- bearing deposits
Interest-bearing transaction	$33,855,559	$13,631	0.16%	$29,773,852	$12,457	0.17%
Savings deposits	93,034,074	199,734	0.85%	79,737,471	348,426	1.73%
Time deposits over $100,000	70,166,186	395,921	2.24%	51,496,000	442,232	3.41%
Other time deposits	39,354,763	183,456	1.85%	31,748,081	252,826	3.16%
Total interest-bearing deposits	236,410,582	792,742	1.33%	192,755,404	1,055,941	2.17%
Federal funds purchased				539,674	2,578	1.90%
Other borrowings	29,428,315	187,324	2.53%	17,524,412	177,344	4.01%
Total interest-bearing liabilities	265,838,897	$980,066	1.46%	210,819,490	$1,235,863	2.33%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	50,148,413			51,086,420
Other liabilities	7,588,031			6,960,284
Shareholders' equity	38,621,072			30,421,052
Total liabilities and shareholders' equity	$362,196,413			$299,287,246
Interest rate spread			4.16%			4.65%
Interest income		$4,880,464	5.62%		$4,918,821	6.98%
Interest expense		980,066	1.13%		1,235,863	1.75%
Net interest income/margin		$3,900,398	4.49%		$3,682,958	5.23%

(1)	Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2009 and 2008.
(2)
Non accrual loans have been included in loans for the purposes of the above presentation.  Loan fees of approximately $58,683 and $73,855 for the three months ended September 30, 2009 and 2008, respectively, were amortized to the appropriate interest income categories.

        For the Three Month Periods
Ended September 30, 2009 and 2008

Overview

We reported a net loss of $358,245 for the third quarter of 2009. This represents a decline of $1.3 million from earnings of $916,075 during the same period ended September 30, 2008.   The decline in earnings is a result of a $2.25 million increase in the provision for loan losses, $127,000 increase in non interest expense, a $9,000 decline in non interest income offset by a $217,000 increase in net interest income and an $894,000 decline in the provision for income tax.

Net income (loss) allocable to common shareholders declined from net income of $916,075 during the three months ended September 30, 2008 to a net loss of $495,180 during the same period 2009. Included in the current year loss was the net loss of $358,245 and $136,935 which represents dividends accrued and discount amortized on preferred stock.  On a per share basis, net loss for the three months ended September 30, 2009 equaled ($0.21) per diluted share compared with net income of $0.40 per diluted share during the same period in 2008. See page 4 for the comparative detail.

Return (loss) on average total assets on an annualized basis for the three months ended September 30, 2009 and 2008 was (.40%) and 1.22%, respectively.  Return (loss) on average shareholders' equity on an annualized basis for the three months ended September 30, 2009 and 2008 was (3.71%) and 12.05%, respectively.  The decrease in the return on equity is a result of the decline in earnings and the increase in average equity when comparing the third quarter of 2009 to 2008.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, adjusted to a fully taxable equivalent basis, increased by $217,000 to $3.9 million for the three months ended September 30, 2009, from $3.7 million during the comparable period of 2008.  Net interest income on a fully taxable equivalent basis, as shown on the table “Average Balances/Yields and Rates Paid” on page 28, is higher than net interest income on the statements of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($82,482 in 2009 and $82,184 in 2008, based on a 34% federal income tax rate).

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin.  Our net interest margin for the third quarter of 2009 decreased 74 basis points to 4.49% from 5.23% for the quarter ended September 30, 2008.  The decrease in net interest margin is the result of the yield on earning assets declining faster than the yield on earning liabilities.  For the three months ended September 30, 2009, the yield on average earning assets has decreased 136 basis points, while the yield on interest-bearing liabilities decreased 87 basis points from 2.33% for the three months of 2008 to 1.46% for the three month period ended September 30, 2009.  The Federal Reserve Bank has continued to lower rates.  As of September 30, 2009 the federal funds rate was 0.00% - 0.25% and the prime rate was 3.25% compared to the fed funds rate of 2.00% and prime lending rate of 5.00% as of September 30, 2008.

Interest Income

Interest income, adjusted to a fully taxable equivalent basis, for the three months ended September 30, 2009 decreased by $38,000 to $4.88 million, a 0.78% decrease over the $4.92 million realized during the same period in 2008.  The gain in volume of average balances was responsible for a $538,000 increase in interest income and a $576,000 decrease in income was related to lower interest rates, resulting in a net decline in interest income of $38,000.

Interest Expense

Total interest expense for the three months ended September 30, 2009 decreased by $256,000 to $980,000 compared with $1.2 million in the same period of 2008.  The average rate paid on all interest-bearing liabilities for the third quarter of 2009 decreased 87 basis points to 1.46% from 2.33% in the third quarter of 2008. Average interest-earning liabilities for the third quarter of 2009 increased to $265.8 million from $210.8 million in the same period of 2008, a 26.1% gain.

The gain in volume of average balances accounted for a $247,000 increase in interest expense while a decline of $503,000 was related to lower interest rates paid, resulting in a $256,000 decrease in interest expense for the third quarter of 2009.

Individual components of interest income and interest expense are provided in the table “Average Balances/Yields and Rates Paid” on page 28.

Provision for Loan Losses

The provision for loan losses was $2.55 million during the third quarter of 2009 compared to the $300,000 provision for the third quarter of 2008.  This increase is primarily due to net charge offs during the quarter of $5.2 million and a significant increase in non performing assets. The Company continues to accrue based on the assessment of the loan portfolio in light of current economic conditions and the continuing decline in real estate values in the bank’s lending area.

Non-interest Income

Non-interest income of $520,000 for the third quarter of 2009 represented a decrease of $9,000, or 1.62%, from the $529,000 for the comparable period in 2008.  Contributing to this variance was a decline in income generated by bank-owned life insurance policies. Income on the policies was $96,000 for the quarter ending September 30, 2009 compared to $107,000 for the same period in 2008.

Non-interest Expense

For the third quarter of 2009, non-interest expense was $2.58 million compared with $2.45 million for the same period in 2008, representing an increase of $127,000, or 5.2%.The largest increase was in the area of other non interest expense which increased $303,000 (37.6%) from $805,000 as of September 30, 2008 to $1.1 million as of September 30, 2009.  The largest increase in other non-interest expense was in the accrual for FDIC insurance and a special assessment from $42,000 for the three months ended September 30, 2008 to $180,000 for the same period ended September 30, 2009, an increase of $138,000. Professional fee expense increased $110,000, or 33.8% from $324,000 for the three months ended September 30, 2008 to $434,000 for the same period in 2009. This is a result of increases in consulting fees and legal fees for loan collections of $42,000 and $35,000, respectively.

Salaries and benefits expense decreased $186,000, or 13.2% for the three months ended September 30, 2009 from $1.41 million to $1.23 million. At September 30, 2009 and September 2008, total full-time equivalent employees were 54 and 55, respectively.

The expenses for premises and equipment increased 4.2% from $234,000 for the third quarter of 2008 to $244,000 in 2009.  The $10,000 increase in expense in 2009 is a result of increased building lease expense and additional software costs.

Provision (Benefit) for Income Taxes

The Company recorded an income tax benefit of $433,859, or 54.8% of pre-tax loss for the quarter ended September 30, 2009. This compares to income tax expense of $459,843, or 33.4% of pre-tax income for the comparable quarter of 2008. The percentage for 2009 exceeds the statutory rate due to federal tax credits on California Affordable Housing Investments and tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income which are in addition to the tax benefit generated as a result of the net loss.

        Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information regarding Quantitative and Qualitative Disclosures about Market Risk appears on page 24 through 27 under the caption “Market Risk Management” in Item 2, and is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2009, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or, are reasonably likely to materially affect our internal controls over financial reporting.

Part II

Item 1.  LEGAL PROCEEDINGS

From time to time we are involved in litigation incidental to the conduct of our business.  While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually, or in the aggregate, no such lawsuits are expected to have a material effect on our financial position or results of operations.

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

A sustained weakness or weakening in business and economic conditions generally or specifically in the principal markets in which we do business could have one or more of the following adverse effects on our business:

•	a decrease in the demand for loans or other products and services offered by us;

•	a decrease in the value of our loans or other assets secured by consumer or commercial real estate;

•	a decrease to deposit balances due to overall reductions in the accounts of customers;

•	an impairment of certain intangible assets or investment securities;

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

SONOMA VALLEY BANCORP
(Registrant)

Date:	November 12, 2009	/s/Sean C. Cutting
Sean C. Cutting
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2009	/s/Mary Dieter Smith
Mary Dieter Smith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)