Form 10-Q/A
period 2009-09-30
SONOMA VALLEY BANCORP
filed 2010-03-31
CIK 1120427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE:

This Amendment No. 1 to the Quarterly Report on Form 10-Q (“Amended Report”) for Sonoma Valley Bancorp (“Company”) for the quarterly period ended September 30, 2009 is being filed to amend portions of the Company’s Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2009, which was originally filed with the Securities and Exchange Commission (“SEC“) on November 12, 2009 (“Original Report”).

As previously disclosed in a Form 8-K filing on February 22, 2010, Sonoma Valley Bank, the Company’s wholly owned subsidiary (the “Bank”), determined, in connection with the findings of a recent bank regulatory examination, that the Bank should amend its call report for the quarter ended September 30, 2009.  In order to reflect these adjustments to the Bank’s call report in the Company’s financial statements for the same period, the Company is filing this Amended Report.

The Company hereby amends Part I, Item 1, “Financial Statements”, and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to reflect a restatement of the financial statements relating to the following adjustments:

• The provision for loan and lease losses for the third quarter of 2009 increased from $2.6 million to $24.5 million. As a result of the increased provision for loan losses for the third quarter of 2009, the provision for loan and lease losses increased from $7.4 million to $29.3 million for nine months ended September 30, 2009.

• Impaired loans decreased from $48.5 million to $23.5 million as of September 30, 2009 as a result of the impaired amounts of collateral-dependant loans being charged off.  Non accrual loans increased from $6.6 million to approximately $26.6 million.

• The Company’s net loss after tax available to common shareholders for the three months ended September 30, 2009 increased from $495,180 to approximately $19.0 million. Loss per basic share (LPBS) available to common shareholders for the third quarter of 2009, originally reported to be a loss of $0.22, will increase to a loss of approximately $8.27. Due to the adjustments in the third quarter of 2009 financial results, the Company’s after tax net loss available to common shareholders for the nine months ended September 30, 2009, increased from $1.6 million to $20.1 million, and LPBS available to common shareholders, originally reported as a loss of $0.70, has increased to a loss of approximately $8.75.

• Interest income from loans and leases for the three and nine month periods ended September 30, 2009 decreased from $4.6 million and $13.5 million to $4.4 million and $13.3 million, respectively, and net interest income for the three and nine month periods ended September 30, 2009 decreased from $3.8 million and $11.0 million to $3.6 million and $10.8 million, respectively.

• Other assets increased from $9.8 million to $13.4 million as of September 30, 2009 as a result of increases to the tax benefit and the establishment of a valuation allowance on deferred tax assets as a result of the larger loss.

• Loans and lease financing receivables net of deferred loan fees, declined to $270.9 million as of September 30, 2009 from the previously reported level of $286.0 million and the allowance for loan and lease losses increased to approximately $12.8 million from the previously reported $6.0 million.  Total assets declined to $335.6 million as of September 30, 2009 from the previously reported level of $354.2 million.

• Total shareholders’ equity at September 30, 2009 has declined approximately $18.5 million to $19.2 million from $37.7 million.

In Part 1, Item 1, see footnote 9, “Restatement of Previously Issued Financial Statements” for the specific line items restated and a more detailed description of the changes made in this restatement.

In connection with the restatement of the financial statements described above, the Company reevaluated the effectiveness of its disclosure controls and procedures and accordingly, has included additional disclosure in this Amended Report under Part I, Item 4, “Controls and Procedures.”

This Amended Report sets forth the Original Filing in its entirety, although the Company is only restating those portions in Part I, items 1 and 2 affected by corrected financial information and the revised disclosures under Part I, Item 4, below. This Amended Report includes currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

INDEX

Part I Financial Information	Page Number

Item 1. Financial Statements (Unaudited):

Consolidated Balance Sheets at September 30, 2009,(as restated) December 31, 2008 and September 30, 2008	4

Consolidated Statements of Operations for the three and nine months ended September 30, 2009 (as restated) and 2008	5

Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2009, (as restated) and the years ended December 31, 2008 and 2007	6

Consolidated Statements of Cash Flows for the nine months ended September 30, 2009(as restated) and 2008	8

Notes to Consolidated Financial Statements (as restated)	9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (as restated)	14

Average Balances/Yields and Rates Paid for the nine months ended September 30, 2009 (as restated) and 2008	17

Average Balances/Yields and Rates Paid for the three months ended September 30, 2009 (as restated) and 2008	30

Item 3. Quantitative and Qualitative Disclosure About Market Risk	34

Item 4. Controls and Procedures	34

Part II Other Information

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. Submission of Matters to a Vote of Security Holders	38

Item 5. Other Information	38

Item 6. Exhibits	38

Signatures	39

Certifications	40

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

FINANCIAL STATEMENTS
SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
September 30, 2009 (Unaudited), December 31, 2008 (Audited)
and September 30, 2008 (Unaudited)
	September 30, 2009 (As Restated)	December 31, 2008	September 30, 2008
ASSETS
Cash and due from banks	$4,590,608	$6,302,692	$6,891,263
Interest-bearing due from banks	21,761,642	11,930,363	15,381,775
Total cash and cash equivalents	26,352,250	18,233,055	22,273,038
Investment securities available-for-sale at fair value	10,561,357	6,578,924	2,036,539
Investment securities held-to-maturity (fair value of $13,849,348, $14,028,111 and $13,524,623 respectively)	13,396,977	13,862,911	13,382,308
Loans and lease financing receivables, net	258,113,125	262,376,784	259,543,134
Premises and equipment, net	614,696	734,091	786,261
Accrued interest receivable	1,669,685	1,678,547	1,659,077
Other real estate owned	478,610	285,665	320,416
Cash surrender value of life insurance	11,058,594	10,777,482	10,673,741
Other assets	13,383,896	7,420,622	6,774,039
Total assets	$335,629,190	$321,948,081	$317,448,553
LIABILITIES
Noninterest-bearing demand deposits	$50,941,938	$48,279,759	$54,162,469
Interest-bearing transaction deposits	32,471,725	31,062,597	28,306,822
Savings and money market deposits	90,202,813	88,317,397	81,724,337
Time deposits, $100,000 and over	79,077,355	50,694,468	51,394,535
Other time deposits	36,365,253	35,591,280	31,767,944
Total deposits	289,059,084	253,945,501	247,356,107
Other borrowings	20,000,000	30,000,000	33,000,000
Accrued interest payable and other liabilities	7,394,973	7,142,484	6,745,006
Total liabilities	316,454,057	291,087,985	287,101,113
SHAREHOLDERS' EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; 8,653 Series A and 433 Series B at September 30, 2009 and none at December 31, 2008 and September 30, 2008 issued and outstanding	8,699,301	0	0
Common stock, no par value; 10,000,000 shares authorized; 2,326,803 shares at September 30, 2009, 2,290,657 shares at December 31, 2008 and 2,288,709 shares at September 30, 2008 issued and outstanding	16,852,765	16,402,084	16,385,614
Additional paid-in-capital	2,579,498	2,577,855	2,520,540
Retained earnings	(8,977,301)	11,863,688	11,451,730
Accumulated other comprehensive income (loss)	20,870	16,469	(10,444)
Total shareholders' equity	19,175,133	30,860,096	30,347,440
Total liabilities and shareholders' equity	$335,629,190	$321,948,081	$317,448,553

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009 (As Restated)	2008	2009 (As Restated)	2008
INTEREST INCOME
Loans and leases	$4,412,063	$4,661,936	$13,296,869	$14,335,110
Taxable securities	42,695	14,473	124,173	83,440
Tax-exempt securities	131,925	129,822	400,219	399,165
Federal funds sold and other	17,346	6,029	30,510	38,469
Dividends/CA Warrants	4,161	24,377	4,258	74,224
Total interest income	4,608,190	4,836,637	13,856,029	14,930,408
INTEREST EXPENSE
Interest-bearing transaction deposits	13,631	12,457	31,061	37,592
Savings and money market deposits	199,734	348,426	649,318	1,112,540
Time deposits, $100,000 and over	395,921	442,232	1,151,891	1,546,942
Other time deposits	183,456	252,826	611,447	886,185
Other borrowings	187,324	179,922	600,669	623,716
Total interest expense	980,066	1,235,863	3,044,386	4,206,975
NET INTEREST INCOME	3,628,124	3,600,774	10,811,643	10,723,433
Provision for loan and lease losses	24,450,000	300,000	29,330,000	830,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	(20,821,876)	3,300,774	(18,518,357)	9,893,433
NON-INTEREST INCOME	520,321	528,883	1,501,932	1,617,271
NON-INTEREST EXPENSE
Salaries and employee benefits	1,228,353	1,414,357	3,816,582	4,229,827
Premises and equipment	243,835	233,897	738,178	698,697
Other	1,108,153	805,485	3,239,432	2,253,235
Total non-interest expense	2,580,341	2,453,739	7,794,192	7,181,759
(Loss)Income before provision for income taxes	(22,881,896)	1,375,918	(24,810,617)	4,328,945
Provision for income taxes	(3,989,513)	459,843	(4,998,287)	1,438,956
NET (LOSS)INCOME	$(18,892,383)	$916,075	$(19,812,330)	$2,889,989
Preferred stock dividends and amortization of preferred stock discount	(136,935)	0	(334,513)	0
NET (LOSS)INCOME AVAILABLE TO COMMON SHAREHOLDERS	(19,029,318)	916,075	(20,146,843)	2,889,989
(LOSS)EARNINGS PER SHARE AVAILABLE TO COMMON SHAREHOLDERS
Basic	$(8.27)	$.41	$(8.75)	$1.28
Diluted	$(8.27)	$.40	$(8.75)	$1.26
Dividends declared per common share	$.00	$.00	$.30	$.60
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	2,302,269	2,260,255	2,302,269	2,260,255
Diluted	2,302,269	2,294,794	2,302,269	2,294,794

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended September 30, 2009 (As Restated) (Unaudited), and the years ended December 31, 2008 (Audited) and 2007 (Audited)

	Comprehensive	Preferred	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Income	Stock	Shares	Amount	Capital	Earnings	Income(Loss)	Total
BALANCE AT JANUARY 1, 2007			2,283,047	$15,479,556	$1,872,648	$9,206,716	$(154,849)	$26,404,071
Redemption and retirement of stock			(100,415)	(689,422)		(2,243,816)		(2,933,238)
Stock options exercised and related tax benefits			60,177	626,019	358,353			984,372
Cash dividend of $.60 per share						(1,371,471)		(1,371,471)
Stock options vested					216,473			216,473
Restricted stock vested and related tax benefits				162,750	7,935			170,685
Net income for the year	$4,343,538					4,343,538		4,343,538
Other comprehensive income, net of tax: Unrealized holding gains on securities available- for-sale arising during the year, net of taxes of $83,819	119,850
Other comprehensive income, net of taxes	119,850	_______	________	_________	_________	_________	119,850	119,850
Total comprehensive income	$4,463,388

BALANCE AT DECEMBER 31, 2007			2,242,809	15,578,903	2,455,409	9,934,967	(34,999)	27,934,280
Redemption and retirement of stock			(1,190)	(8,526)		(13,414)		(21,940)
Stock options exercised and related tax benefits			49,038	668,957	72,318			741,275
Cash dividend of $.60 per share						(1,373,226)		(1,373,226)
Stock options vested					64,805			64,805
Restricted stock vested and related tax benefit				162,750	(14,677)			148,073
Net income for the year	$3,315,361					3,315,361		3,315,361
Other comprehensive income, net of tax: Unrealized holding gains on securities available- for-sale arising during the year, net of taxes of $35,994	51,468
Other comprehensive income, net of taxes	51,468	_______	________	_________	_________	_________	51,468	51,468
Total comprehensive income	$3,366,829

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the nine months ended September 30, 2009 (As Restated) (Unaudited), and the years ended December 31, 2008 (Audited) and 2007 (Audited)

	Comprehensive	Preferred	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Income(Loss)	Stock	Shares	Amount	Capital	Earnings	Income(Loss)	Total
BALANCE AT DECEMBER 31, 2008			2,290,657	$16,402,084	$2,577,855	$11,863,688	$16,469	$30,860,096
Issuance of preferred stock		$8,653,000						8,653,000
Dividends on preferred stock						(288,212)		(288,212)
Amortization/ Accretion of preferred stock,net		46,301				(46,301)
Stock options exercised and related tax benefits			36,146	287,931	38,618			326,549
Cash dividend of $.30 per share						(694,146)		(694,146)
Stock options vested					50,465			50,465
Restricted stock vested				162,750	(87,440)			75,310
Net loss for the year	$(19,812,330)					(19,812,330)		(19,812,330)
Other comprehensive loss, net of tax: Unrealized holding loss on securities available- for-sale arising during the year, net of taxes of $3,078	4,401
Other comprehensive loss, net of taxes	4,401	_______	________	_________	_________	_________	4,401	4,401
Total comprehensive loss	$(19,807,929)

BALANCE AT September 30, 2009		$8,699,301	2,326,803	$16,852,765	$2,579,498	$(8,977,301)	$20,870	$19,175,133

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the nine months ended September 30, 2009 (As Restated) and 2008

	2009 (As Restated)	2008
OPERATING ACTIVITIES
Net (loss)income	$(19,812,330)	$2,889,989
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	29,330,000	830,000
Depreciation	174,518	172,946
Amortization and other	42,607	55,799
Stock-based compensation expense	125,775	155,568
Provision for foreclosed real estate	57,055	0
Net change in interest receivable	8,862	23,132
Net change in cash surrender value of life insurance	(281,112)	(319,588)
Net change in other assets	(5,927,734)	(431,303)
Net change in interest payable and other liabilities	(35,723)	367,707
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,681,918	3,744,250
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(10,476,627)	(1,008,605)
Proceeds from maturing securities held-to-maturity	425,000	1,128,100
Proceeds from maturing securities available-for-sale	6,500,000	7,205,000
Net change in loans and leases	(25,316,341)	(13,955,332)
Purchases of premises and equipment	(55,123)	(166,752)
NET CASH USED FOR INVESTING ACTIVITIES	(28,923,091)	(6,797,589)
FINANCING ACTIVITIES
Net change in demand, interest-bearing transaction and savings deposits	5,956,723	1,941,296
Net change in time deposits	29,156,860	9,367,112
Proceeds from issuance of Preferred stock	8,653,000	0
Cash dividend paid	(694,146)	(1,373,226)
Proceeds from FHLB borrowings	15,000,000	25,000,000
Repayments of FHLB borrowings	(25,000,000)	(19,500,000)
Stock options exercised	287,931	557,561
NET CASH PROVIDED BY FINANCING ACTIVITIES	33,360,368	15,992,743
NET CHANGE IN CASH AND CASH EQUIVALENTS	8,119,195	12,939,404
Cash and cash equivalents at beginning of period	18,233,055	9,333,634
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,352,250	$22,273,038

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$3,049,185	$4,253,548
Income taxes	$1,015,570	$1,662,156
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Loans transferred to other real estate owned	$250,000	$320,416
Net change in unrealized gains and losses on securities	$7,479	$41,727
Net change in deferred income taxes on unrealized gains on securities	$(3,078)	$(17,172)
Accrued preferred stock dividends	$(288,212)	0
Amortization/Accretion of preferred stock discount/premium, net	$(46,301)	0

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 (As Restated)
(Unaudited)
Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Sonoma Valley Bancorp and Subsidiary (the "Company") at September 30, 2009 and results of operations for the nine months then ended. Subsequent events were evaluated for these September 30, 2009 financial statements through March 30, 2010, the date that the financial statements were issued.

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

Net income per share (diluted) is typically calculated by using the weighted average common shares (diluted) outstanding.  The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending September 30, 2008 was 2,294,794.  The dilutive effect of stock options and restricted stock are not considered for the period ending September 30, 2009 because of the reported net loss available to common shareholders.

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
September 30, 2009 (As Restated)
(Unaudited)

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
September 30, 2009 (As Restated)
(Unaudited)

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

September 30, 2009
	Total	Level 1	Level 2	Level 3
Impaired Loans	$23,451,243	$0	$23,451,243	$0
Other Real Estate Owned	$478,610	$0	$478,610	$0

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

Note 8 -  Stockholder’s Equity

On February 20, 2009, we completed the issuance of $8,653,000 of Series A preferred stock and related warrant for Series B preferred stock under the U.S. Department of Treasury’s Capital Purchase Program.  We issued 8,653 shares of Series A preferred stock and a warrant to acquire 433 shares of Series B preferred stock for the aggregate purchase price (collectively the “Preferred Stock”). The warrant was exercised immediately and the 433 shares issued. The Series A preferred stock has a cumulative dividend of 5% per annum for five years and, unless redeemed, 9% thereafter.  The liquidation amount is $1,000 per share.  The Series B preferred stock pays a dividend of 9%.  The Preferred Stock has no maturity date and ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Preferred Stock is generally non-voting, other than class voting on certain matters that could adversely affect the Preferred Stock

Preferred stock dividends, including accretion of the discount, were $334,513 for the nine months ended September 30, 2009.

Note 9 – Restatement of Previously Issued Financial Statement

Commencing after the date of the original filing of the Company’s Form 10-Q for the quarter ended September 30, 2009, the Company reclassified certain loans that had been restructured, resulting in additional loan charge-offs and provision for loan losses related to the reclassified loans. The Company also reclassified certain restructured loans as non-accrual loans and reversed interest income previously recognized on these loans. The Bank amended its regulatory call report for the quarter ended September 30, 2009 to reflect these adjustments. The Company also recorded the additional loss reserves, charge offs, and reversal of interest income in the quarter ended September 30, 2009, and reflected the additional non-accrual and impaired loans in its financial statements as of September 30, 2009. On February 17, 2010, the Company concluded that the Company’s previously issued third quarter 2009 consolidated financial statements needed to be restated and that the Company’s Form 10-Q for the quarter ended September 30, 2009, would need to be amended.

Note 9 - Restatement of Previously Issued Financial Statement (continued)
As a result of the restatement, the following line items were adjusted:
	Restated	Previously Reported	Effect of Change
Consolidated Balance Sheet at September 30, 2009 (unaudited):
Loans and lease financing receivable, net	$258,113,125	$280,013,125	$(21,900,000)
Accrued interest receivable	1,669,685	1,859,477	(189,792)
Other assets	13,383,896	9,828,242	3,555,654
Total assets	335,629,190	354,163,328	(18,534,138)
Retained earnings	(8,977,301)	9,556,837	(18,534,138)
Total shareholders’ equity	19,175,133	37,709,271	(18,534,138)
Total liabilities and shareholders’ equity	335,629,190	354,163,328	(18,534,138)

Consolidated Statements of Operations (unaudited) Three Months ended September 30, 2009
Loans and leases	4,412,063	4,601,855	(189,792)
Total interest income	4,608,190	4,797,982	(189,792)
Net interest income	3,628,124	3,817,916	(189,792)
Provision for loan and lease losses	24,450,000	2,550,000	21,900,000
Net interest income after provision for loan and lease losses	(20,821,876)	1,267,916	(22,089,792)
Loss before provision for income taxes	(22,881,896)	(792,104)	(22,089,792)
Income tax benefit	(3,989,513)	(433,859)	(3,555,654)
Net loss	(18,892,383)	(358,245)	(18,534,138)
Net loss available to common shareholders;	(19,029,318)	(495,180)	(18,534,138)
Net loss earnings per share available to Common shareholders’ basic	(8.27)	(0.22)	(8.05)
Net loss earnings per share available to Common shareholders’ diluted	(8.27)	(0.21)	(8.06)

Consolidated Statements of Operations (unaudited) Nine Months Ended September 30, 2009
Loans and leases	13,296,869	13,486,661	(189,792)
Total interest income	13,856,029	14,045,821	(189,792)
Net interest income	10,811,643	11,001,435	(189,792)
Provision for loan and lease losses	29,330,000	7,430,000	21,900,000
Net interest income after provision for loan and lease losses	(18,518,357)	3,571,435	(22,089,792)
(Loss) Income before provision for income taxes	(24,810,617)	(2,720,825)	(22,089,792)
Provision income taxes	(4,998,287)	(1,442,633)	(3,555,654)
Net (loss) income	(19,812,330)	(1,278,192)	(18,534,138)
Net (loss) available to common shareholders;	(20,146,843)	(1,612,705)	(18,534,138)
Net loss per share available to Common shareholders’ basic	(8.75)	(0.70)	(9.45)
Net loss per share available to Common shareholders’ diluted	(8.75)	(0.70)	(9.45)

Note 9 – Restatement of Previously Issued Financial Statement (continued)

	Restated	Previously Reported	Effect of Change
Consolidated Statements of Shareholders’ Equity
Net loss for the nine months ended September 30, 2009	(19,812,330)	(1,278,192)	(18,534,138)
Balance at September 30, 2009 retained earnings	(8,977,301)	9,556,837	(18,534,138)
Balance at September 30, 2009 total shareholders’ equity	19,175,133	37,709,271	(18,534,138)

Consolidated Statements of Cash Flows (unaudited) Nine Months Ended September 30, 2009
Net loss	(19,812,330)	(1,278,192)	(18,534,138)
Provision for loan and lease losses	29,330,000	7,430,000	21,900,000
Net change in interest receivable	8,862	(180,930)	189,792
Net change in other assets	(5,927,734)	(2,372,080)	(3,555,654)

Loan Net Charge-Offs Nine Months Ended September 30, 2009
Charge-offs, net of recoveries	(21,555,575)	(6,470,608)	(15,084,967)
Provision for loan losses	29,330,000	7,430,000	(21,900,000)
Balance at period end	12,806,925	5,991,892	(6,815,033)

Nonaccrual Loans at September 30, 2009	26,586,588	6,588,400	19,998,188

Regulatory Capital Sonoma Valley Bancorp at September 30, 2009
Tier 1 leverage ratio	4.25%	9.64%	(5.39)%
Tier 1 risk-based capital ratio	5.22%	11.50%	(6.28)%
Total risk-based capital ratio	6.51%	12.76%	(6.25)%

Regulatory Capital Sonoma Valley Bank at September 30, 2009
Tier 1 leverage ratio	4.16%	9.11%	(4.95)%
Tier 1 risk-based capital ratio	5.11%	10.88%	(5.77)%
Total risk-based capital ratio	6.40%	12.14%	(5.74)%

Fair Value Measurements as of September 30, 2009:
Impaired Loans
Level 2	23,451,243	29,363,436	(5,912,193)
Level 3	0	19,106,108	(19,106,108)
Total	23,451,243	48,469,544	(25,018,301)
Liquidity and Capital Resources Nine Months ended September 30, 2009
Return on average assets	(7.94)%	(0.50)%	(7.44)%
Return on average equity	(73.60)%	(4.53)%	(69.07)%
Average Balances/yields and rates paid Three Months Ended September 30, 2009
Interest-earning assets:
Loans:
Average Balance	285,334,573	289,001,239	(3,666,666)
Interest income	4,426,586	4,616,378	(189,792)
Average yield/rate	6.15%	6.34%	(0.19)%
Total interest-earning assets/interest income:
Average Balance	340,997,253	344,663,919	(3,666,666)
Interest and dividends	4,690,672	4,880,464	(189,792)
Average yield/rate	5.46%	5.62%	(0.16)%
Shareholders equity:
Average balance	34,954,405	38,621,072	(3,666,667)
Net interest income	4,690,672	4,880,464	(189,792)
Interest rate spread	3.99%	4.16%	(0.17)%
Net interest margin	4.32%	4.49%	(0.17)%

Note 9 – Restatement of Previously Issued Financial Statement (continued)

	Restated	Previously Reported	Effect of Change
Nine Months Ended September 30, 2009
Interest-earning assets:
Loans:
Average Balance	280,836,300	281,936,300	(1,100,000)
Interest income	13,340,545	13,530,337	(189,792)
Average yield/rate	6.35%	6.42%	(0.07)%
Total interest-earning assets/interest income:
Average Balance	320,597,028	321,697,028	(1,100,000)
Interest and dividends	14,105,878	14,295,670	(189,792)
Average yield/rate	5.88%	5.94%	(0.06)%
Shareholders equity:

Average balance	36,596,614	37,696,614	(1,100,000)
Net interest income	14,105,878	14,295,670	(189,792)
Interest rate spread	4.23%	4.29%	(0.06)%
Net interest margin	4.61%	4.67%	(0.06)%

The $21,900,000 increase in the provision for loan losses was primarily due to the addition of $15,438,812 in specific reserves on certain loans classified as impaired loans due to a reevaluation of the underlying collateral and identification of continued deterioration in the ability of the borrowers to make loan payments. The provision for loan losses also increased by $6,461,188 in the general valuation allowances on the loan portfolio to adjust these allowances for updated historical loss experience in the Company’s loan portfolio.

The $15,084,000 increase in net loan charge-offs was primarily due to the charge-off of $9,079,803 to reduce the restructured impaired loans that were not collateral dependent to their net present value.  In addition, eleven collateral dependent loans had additional charge offs to reflect fair market value.

The $20.0 million increase in non-accrual loans was primarily due to the reclassification of certain impaired loans as non-accrual. In general, these loans had been previously performing under restructured terms, but were reclassified as non-accrual based on a reevaluation of the underlying collateral, as well as the borrower’s financial condition and prospects for repayment.

The $3,555,654 increase in other assets was due to the income tax benefit due to the increased loss from operations.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (As Restated)

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

Restatement of Previously Issued Financial Statements

Commencing after the date of the original filing of the Company’s Form 10-Q for the quarter ended September 30, 2009, the Company reclassified certain loans that had been restructured, resulting in additional loan charge-offs and provision for loan losses related to the reclassified loans. The Company also reclassified certain restructured loans as non-accrual loans and reversed interest income previously recognized on these loans. The Bank amended its regulatory call report for the quarter ended September 30, 2009 to reflect these adjustments. The Company also recorded the additional loss reserves, charge-offs, and reversal of interest income in the quarter ended September 30, 2009, and reflected the additional non-accrual and impaired loans in its financial statements as of September 30, 2009. On February 17, 2010, the Company concluded that the Company’s previously issued third quarter 2009 consolidated financial statements needed to be restated and that the Company’s Form 10-Q for the quarter ended September 30, 2009, would need to be amended.  Note 9 to the Financial Statements on pages 11-14 describes the material items that were restated from the original Form 10-Q and the reasons for such restatements.

For the Nine Month Periods
Ended September 30, 2009 and 2008

Overview

In 2008, the Federal Reserve lowered its Federal funds rate (the rate at which banks may borrow from each other) by two hundred basis points resulting in lower deposit rates being offered by the Bank, which has a positive, effect on the interest margin. However, with the decline in the Prime Rate, the variable rate loans adjusted downward with the decline in the Prime Rate subject to any contract floor rates. The net effect of these changes was a decline in the net interest margin for the nine months ending September 30, 2009 as compared to the same period in the prior year. Also contributing to this decline is the increase in nonperforming assets, which decreased the yield of the loan portfolio for this period.

The Company recorded a net loss of $19,812,330 for the nine months ended September 30, 2009. This represents a decline of $22.7 million from earnings of $2,889,989 during the period ended September 30, 2008. The decline in earnings relates to a $28.5 million increase in the provision for loan losses.  The significant increase in the provision for loan losses in 2009 reflects deterioration in regional economic conditions, decline in regional real estate values, updated assessments of the financial condition of borrowers and regulatory review of our portfolio.  Non interest income showed a decline of 7.1% or $115,000 and non interest expense showed an increase of 8.5% or $612,000.  The reason for the increase in loan losses is further described on Page 18 under “Provision for Loan Losses”.

Net income (loss) available to common shareholders declined from net income of $2,889,989 during the nine months ended September 30, 2008 to a net loss of $20,146,843 or $(8.75) per share for the nine months ended September 30, 2009. This represents a decline of $20.1 million from earnings of $2,889,989 or $1.26 per diluted share during the period ended September 30, 2008. Included in the current year loss was the net income statement loss described above of $19,812,330 plus $334,513 which represents dividends accrued and discount amortized on preferred stock.

On February 20, 2009 the Company entered into a Letter Agreement with the United States Department of the Treasury, pursuant to which the Company issued and sold (i) 8,653 shares of the Company’s Preferred Stock, Series A and (ii) a warrant to purchase 433 shares of the Company’s Preferred Stock, Series B for an aggregate purchase price of $8,653,000 in cash. Of the $8,653,000, $6,000,000 was transferred to the Bank as a capital infusion. The remainder has been temporarily invested in excess reserves at the Federal Reserve Bank.

Total assets at September 30, 2009 were $335.6 million, an increase of $13.7 million from the $321.9 million at December 31, 2008.  Cash and due from banks increased by $8.1 million from $18.2 million at December 31, 2008 to $26.4 million at September 30, 2009 and investment securities increased by $3.52 million to $23.95 million at September 30, 2009.  Loans net of unearned fees increased $3.5 million. Deposits increased by $35.11 million from $253.95 million at December 31, 2008 to $289.06 million at September 30, 2009.  All categories of deposits showed increases with CD’s greater than $100,000 growing 56% or $28.4 million from $50.69 million in December 2008 to $79.08 million as of September 30, 2009. This is a result of customers placing deposits with the CDARS program for which we receive reciprocal deposits. Total shareholders’ equity decreased by $11.7 million from $30.9 million at December 31, 2008 to $19.2 million at September 30, 2009. This decline is a result of the 9 months loss of $19.8 million as described above.

Return (loss) on average total assets on an annualized basis for the nine month period was (7.94%) in 2009 and 1.30% in 2008 based on net loss of $20,146,843 as of September 30, 2009.  The decline in the return on assets is the result of the $23.0 million decline in net income combined with growth of $42.7 million or 14.4% in average assets from $296.6 million as of September 30, 2008 to $339.3 million as of September 30, 2009.  Return (loss) on average shareholders' equity on an annualized basis at the end of the third quarter 2009 and 2008 was (73.60%) and 12.99%, respectively.  The decline in return (loss) on equity is the result of the decline in net income from $2.9 million in 2008 to a loss of $20.1 million in 2009.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between total interest income and total interest expense.  Net interest income, adjusted to a fully taxable equivalent basis, as shown on the table- Average Balances/Yields and Rates Paid, on page 17, is higher than net interest income on the statement of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($249,849 in 2009 and $251,756 in 2008, based on a 34% federal income tax rate).

The slight increase in net interest income for the nine months ended September 30, 2009 (stated on a fully tax equivalent basis) is a result of the net effect of an $1,076,286 decrease in interest income offset by a larger decrease in interest expense of $1,162,589, showing a net increase of $86,303.  As of September 30, 2008 the federal funds rate and Wall Street Journal prime rate were 2% and 5%, respectively. Since December, 2008 rates have declined 175 basis points. At September 30, 2009 the federal funds rate was 0.00% - 0.25% and the prime rate was 3.25%.

SONOMA VALLEY BANCORP
AVERAGE BALANCES/YIELDS AND RATES PAID
For the nine months ended September 30, 2009 (As Restated) and 2008

	2009			2008
ASSETS	Average Balance (As Restated)	Income/ Expense (As Restated)	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans(2):
Commercial	$193,074,487	$9,226,106	6.39%	$176,487,467	$9,856,967	7.47%
Consumer	37,687,842	1,779,258	6.31%	31,149,537	1,696,535	7.28%
Real estate construction	26,685,185	1,098,542	5.50%	26,852,216	1,612,353	8.03%
Real estate mortgage	21,533,527	1,108,178	6.88%	19,430,397	1,078,099	7.42%
Tax exempt loans (1)	2,084,563	128,461	8.24%	2,195,780	135,664	8.26%
Leases	11,560	0	0.00%	19,673	1,617	10.99%
Unearned loan fees	(240,864)			(328,825)
Total loans	280,836,300	13,340,545	6.35%	255,806,245	14,381,235	7.52%
Investment securities
Available for sale:
Taxable	6,909,964	127,594	2.47%	3,402,856	83,917	3.30%
Hold to maturity:
Tax exempt (1)	13,660,263	606,392	5.94%	14,006,800	604,795	5.77%
Total investment securities	20,570,227	733,986	4.77%	17,409,656	688,712	5.29%
CA Warrants	30,823	837	3.63%	0	0	0.00%
Federal funds sold	0	0	0.00%	64,672	1,284	2.65%
FHLB stock	1,592,385	0	0.00%	1,658,850	73,747	5.94%
Total due from banks/interest-bearing	17,567,293	30,510	0.23%	2,266,925	37,186	2.19%
Total interest-earning assets	320,597,028	$14,105,878	5.88%	277,206,348	$15,182,164	7.32%
Noninterest-bearing assets:
Reserve for loan losses	(7,434,435)			(3,898,303)
Cash and due from banks	5,086,751			5,579,748
Premises and equipment	683,916			804,965
Other real estate owned	275,042			228,366
Other assets	20,107,957			16,650,308
Total assets	$339,316,259			$296,571,432
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest- bearing deposits
Interest-bearing transaction	$31,144,230	$31,061	0.13%	$30,176,377	$37,592	0.17%
Savings deposits	90,803,579	649,318	0.96%	77,548,456	1,112,540	1.92%
Time deposits over $100,000	60,603,767	1,151,891	2.54%	51,073,637	1,546,942	4.05%
Other time deposits	36,781,942	611,447	2.22%	31,230,447	886,185	3.79%
Total interest-bearing deposits	219,333,518	2,443,717	1.49%	190,028,917	3,583,259	2.52%
Federal funds purchased				156,934	2,578	2.20%
Other borrowings	26,835,897	600,669	2.99%	20,617,153	621,138	4.03%
Total interest-bearing liabilities	246,169,415	$3,044,386	1.65%	210,803,004	$4,206,975	2.67%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	49,012,034			49,487,970
Other liabilities	7,538,196			6,559,041
Shareholders' equity	36,596,614			29,721,417
Total liabilities and shareholders' equity	$339,316,259			$296,571,432
Interest rate spread			4.23%			4.65%
Interest income		$14,105,878	5.88%		$15,182,164	7.32%
Interest expense		3,044,386	1.27%		4,206,975	2.03%
Net interest income/margin		$11,061,492	4.61%		$10,975,189	5.29%

(1)	Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2009 and 2008.
(2)
Non accrual loans have been included in loans for the purposes of the above presentation.  Loan fees of approximately $194,649 and $291,943 for the nine months ended September 30, 2009 and 2008, respectively, were amortized to the appropriate interest income categories.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin.  For the first nine months of 2009, our net interest margin declined 68 basis points to 4.61%, from 5.29% for the same period in 2008.  The decline in the net interest margin is a result of asset yields repricing downward more than the yields on earning liabilities. Additionally, with the increase in non- accrual loans, we have experienced the loss of earnings from those loans.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) declined by $1.1 million to $14.1 million in the first nine months of 2009, a 7.09% decrease from the $15.2 million realized during the same period in 2008.

The $1.1 million decrease was the result of the 144 basis point decrease in the yield on earning assets to 5.88% for the nine months ended September 30, 2009 from 7.32% for the same period in 2008.  Average balances of interest-bearing assets increased $43.4 million or 15.65% from $277.2 million as of September 30, 2008 to $320.6 million as of September 30, 2009.

The gain in volume of average earning assets was responsible for a $1,272,580 increase in interest income, and the decrease in interest rates contributed $2,348,866, for a net decrease in interest income of $1,076,286.

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

Individual components of interest income and interest expense are provided in the table “Average Balances/Yields and Rates Paid” on page 17.

Provision for Loan Losses

The provision for loan losses charged to operations as of September 30, 2009 was $29.3 million compared to $830,000 in 2008.  The provision for loan losses is based on our evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding.  We experienced modest loan growth in 2009.  Like many community banks, the Bank does have a significant concentration in commercial real estate loans.  In 2009, due to severe economic recession, overly inflated real estate values, and the lack of available financing options, local commercial real estate values declined considerably.  This severely impacted the Bank’s commercial real estate portfolio causing additional provisions for loan losses.  The Bank has been proactive in obtaining current appraisals on loans secured by commercial real estate.  Per regulatory and accounting guidelines, the Bank is required to write-down collateral-dependant loans to the fair market value  of the collateral and set a reserve for potential selling costs.  As these loans are charged off against the loan loss reserve, the reserve was reduced to a level that did not take into consideration the inherent risk in the remaining portfolio, and thus needed to be replenished.  Additionally, due to increased risk associated with a faltering economy and an increase in the Bank’s loss history, the Bank increased reserves on all non-classified loans.  Although the economy has shown some signs of stabilization, conditions in the commercial real estate market are anticipated to worsen further which will likely result in additional provisions for loan loss.

The non-performing assets ratio (non-performing assets divided by loans plus OREO) was 12.7% as of September 30, 2009 compared to 3.4% in 2008.  Non accrual loans were $26.6 million as of September 30, 2009 compared to $1.9 million as of September 30, 2008, an increase of 1300.0%.  Loans charged-off were $21.6 million and recoveries were $63,000 as of September 30, 2009 compared with $416,000 in charge-offs and $21,000 in recoveries for the same period in 2008.  The increase in charge-offs in 2009 is a result of multiple causes including a significant and growing recession during 2009 which caused more business failures and borrowers to become delinquent and unable to payback their loans, a material drop in real estate values and the application of regulatory and accounting guidance which required certain assets to be written down to fair market value, in some cases as much as 60%.  Refer to page 24 for the discussion on allowance for loan and lease losses.

Non-interest Income

Non-interest income for the first nine months of $1.5 million decreased 7.1% or $115,339 over the $1.6 million recorded in the comparable period in 2008.  Other fee income has shown the largest decrease of $47,440 from $276,769 as of September 30, 2008 to $229,329 as of September 30, 2009, a decline of 17.1%.

All other non-interest income showed an 11.2%, or $37,954, decrease from $338,209 in for the first nine months of 2008 to $300,255 in the same period of 2009.  This is a result of a decrease in the income generated by bank owned life insurance policies.  Income on the policies was $319,000 as of September 30, 2008 compared to $281,000 as of September 30, 2009, a decrease of $38,000.  The earnings on the policies have declined due to the consistently low market interest rates at this time.

Income from service charges on deposit accounts has declined 3.0%, or $29,945, from $1,002,293 in for the first nine months of 2008 to $972,348 in the same period of 2009.  We experienced a $54,439 decrease related to fee income charged for overdrafts and checks drawn against insufficient funds.

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

Other operating expense increased 43.8% to $3.2 million in 2009 from $2.3 million in 2008, an increase of $986,000. The increase is a result of a $494,000 increase in insurance expense from $193,000 as of September 30, 2008 to $687,000 for the period ending September 30, 2009. Of the $494,000 increase $491,000 was related to the accrual for the FDIC assessment due to increases in premiums and a special assessment from $114,000 for the nine months ended September 30, 2008 to $605,000 for the same period ending September 30, 2009. Other categories of insurance showed increases of $4,000 over prior year. There was a $351,256 increase in professional fees from $823,000 as of September 30, 2008 to $1.2 million as of September 30, 2009.  This is a result of increases in legal fees-corporate matters and legal fees-loan collection expense of $94,000 and $83,000, respectively. Other areas of professional fees showing increases are other professional fees which included expenses relative to personnel salary and benefit consultant, outside marketing assistance and information technology consultant expense, increase in Director fees and retirement expenses, increase in accounting and tax expense and an increase in other exam fees. Loan expense increased $177,000 from $29,000 as of September 30, 2008 to $206,000 as September 30, 2009.  We established a provision for unfunded loan commitments, which created an expense for the first nine months of 2009 of $60,000, where in the past this amount was included in the provision for loan losses. Other loan expenses that have increased are expenses on foreclosed property, which reflects costs associated with that property, as well as a write down to reflect the market value of the property, higher appraisal expense due to the need to re-evaluate non-accrual loans secured by real estate and increases in loan collection expense.

Provision (Benefit) for Income Taxes

As of September 30, 2009 we recorded an income tax benefit of $5.0 million or 20% of pre-tax loss in 2009.  This compares to income tax expenses of $1.4 million, or 33.2% of pre-tax income as of September 30, 2008.  The percentage for the first nine months of 2009 is less than the statutory rate due to the creation of a partial valuation allowance against the deferred tax asset, after management determined that it is “more likely than not” that we will be able to fully recognize all of our deferred tax assets based on the cumulative pre-tax losses exceeding four years.  This increased expense is partially offset by federal tax credits on California Affordable Housing Investments and tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income, which are in addition to the tax benefit generated as a result of the net loss.

BALANCE SHEET ANALYSIS

Investments

Investment securities were $24.0 million at September 30, 2009, a 17.2% increase from $20.4 million at December 31, 2008 and a 55.4% increase from $15.4 million at September 30, 2008.  The increase in the portfolio is a result of US Treasury and agency purchases to pledge at the Federal Reserve Bank for discount window borrowings, a contingent liquidity source for the Company.  We will usually maintain an investment portfolio of securities rated “A” or higher by Standard and Poor's or Moody's Investors Service.  Local tax-exempt bonds are occasionally purchased without an “A” rating. In this uncertain time, with the downgrades of the credit rating agencies, some purchased bonds now have an underlying rating of less than an “A” rating, although all except two have an Investment Grade bond rating.

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

There were fifteen equity securities totaling $14,752 in the AFS portfolio and two securities totaling $394,404 in the HTM portfolio that are temporarily impaired as of September 30, 2009. Unrealized losses totaled $32,688 on equity securities and $3,229 on municipal securities. Of the above, fourteen equity securities or $11,617 in the AFS portfolio and both municipal securities in the HTM portfolio have been in a continuous loss position for 12 months or more as of September 30, 2009.    The primary cause of the impairment is interest rate volatility due to market volatility and downgrades of municipal insurers causing municipal securities to rely on the underlying rating of the municipality which is typically lower than AAA rated.  It is our intention to carry the securities to date, at which time we will have received face value for the securities at no loss. The equity securities are minimal shares of local and peer group banks which we hold so that we may better review their financial and compensation information.

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

Loans

Loan balances, net of deferred loan fees, grew $3.5 million or 1.3% from $267.4 million as of September 30, 2008 to $270.9 million as of September 30, 2009.   The following table sets forth components of loans outstanding by category:
	September 30,	Percentage	September 30,	Percentage
	2009	of Total	2008	of Total

One to four family residential	$62,329,294	23.0%	$55,799,862	21.1%
Multifamily residential	21,081,633	7.8%	19,105,223	7.2%
Farmland	8,904,884	3.3%	7,140,993	2.7%
Commercial real estate	108,205,901	39.9%	108,456,774	41.1%
Construction/Land Development 1-4 family	26,883,826	9.9%	23,174,666	8.8%
Other construction/land development	19,652,681	7.2%	26,840,182	10.2%
Consumer loans	2,703,531	1.0%	3,170,297	1.2%
Other loans to farmers	3,652,179	1.3%	3,614,057	1.4%
Commercial, non real estate	15,773,036	5.8%	14,539,890	5.5%
Municipalities	1,982,833	0.8%	2,099,035	0.8%
Lease financing receivables	0	0.0%	17,868	0.0%
Total gross loans	271,169,798	100.0%	263,958,847	100.0%
Deferred loan fees	(249,748)		(285,242)
Loans net of deferred loan fees	$270,920,050		$263,700,605

As indicated above, the majority of the Company’s loan portfolio is secured by real estate. As of September 30, 2009 and September 30, 2008, approximately 91.2% and 89.8% respectively, of the Bank’s loans were secured by real estate. As of September 30, 2009, commercial real estate properties were identified as a concentration of credit as it represented 39.9% of the loan portfolio.  Another significant concentration is loans secured by one to four family residential properties, which represented 23.0% of the loan portfolio.

The substantial decline in the economy in general and the decline in residential and commercial real estate values in the Company’s primary market area in particular have had an adverse impact on the collectability of certain of these loans and have required increases in the provision for loan losses.  The Bank monitors the effects of current and expected market conditions as well as other factors on the collectability of real estate loans.  Management believes that the adverse impact on the collectability of certain of these loans will continue in 2010, as the combined effects of declining commercial real estate values and deteriorating economic conditions will place continued stress on the Bank’s small business and commercial real estate investor borrowers.

As of September 30, 2009, there was $108.2 million in commercial real estate loans representing 39.9% of the loan portfolio.  Commercial real estate loans have been identified as a higher risk concentration based on the impact of the economic conditions and supported by the rise in delinquencies and requests for payment deferments.  Many of these loans have been assigned to a special asset manager for enhanced monitoring.  Updated financial data is being obtained from borrowers. The allowance for loan losses may be increased in the coming quarters if there is further deterioration in the credit quality of the commercial real estate loan portfolio, or if collateral values continue to drop.

Construction loans are primarily interim loans to finance the construction of commercial and single family residential property.  These loans are typically short-term.  Maturities on real estate loans other than construction loans are generally restricted to five years (on an amortization of thirty years with a balloon payment due in five years).  Any loans extended for greater than five years generally have re-pricing provisions that adjust the interest rate to market rates at times prior to maturity.

Commercial loans and lines of credit are made for the purpose of providing working capital, covering fluctuations in cash flows, financing the purchase of equipment, or for other business purposes.  Such loans and lines of credit include loans with maturities ranging from one to five years.

Consumer loans and lines of credit are made for the purpose of financing various types of consumer goods and other personal purposes.  Consumer loans and lines of credit generally provide for the monthly payment of principal and interest or interest only payments with periodic principal payments.

In extending credit and commitments to borrowers, the Bank generally requires collateral and/or guarantees as security.  The repayment of such loans is expected to come from cash flow or from proceeds from the sale of selected assets of the borrowers.  The Bank’s requirement for collateral and/or guarantees is determined on a case-by-case basis in connection with management’s evaluation of the creditworthiness of the borrower.  Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing properties, residences and other real property.  The Bank protects its collateral interests by perfecting its security interest in business assets, obtaining deeds of trust, or outright possession among other means.

Risk Elements

The majority of our loan activity is with customers located within Sonoma County.  Approximately 91.2% of the total loan portfolio is secured by real estate located in our service area.  Significant concentrations of credit risk may exist if a number of loan customers are engaged in similar activities and have similar economic characteristics.

As of  September 30, 2009, the Company had nine borrowing relationships that exceeded 25% of risk-based capital. Additionally, the Company identified three geographic concentrations in developments located in Santa Rosa, Petaluma and Windsor.

Based on its risk management review and a review of its loan portfolio, management believes that its allowance for loan losses as of September 30, 2009, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the loan loss reserve cannot be determined with precision, but is subject to periodic review, and could be susceptible to significant change in future periods.

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

Non-Performing Assets

The Bank manages credit losses by enforcing administration procedures and aggressively pursuing collection efforts with troubled debtors.  The Bank closely monitors the market in which it conducts its lending operations and continues its strategy to control exposure to loans with high credit risk and to increase diversification of earning assets.  Internal and external loan reviews are performed periodically using grading standards and criteria similar to those employed by bank regulatory agencies.  Management has evaluated loans that it considers to carry additional risk above the normal risk of collectability, and by taking actions where possible to reduce credit risk exposure by methods that include, but are not limited to, seeking liquidation of the loan by the borrower, seeking additional tangible collateral or other repayment support, converting the property through judicial or non-judicial foreclosure proceedings, selling loans and other collection techniques.

The Bank has a process to review all nonperforming loans on a quarterly basis.  The Bank considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.  Impaired loans as of September 30, 2009 were $33.3 million as compared to $10.8 million as of September 30, 2008.  The evaluation of impaired loans will continue in the coming quarters as the Bank receives updated appraisals, financial information, and economic trends relevant to individual non-accrual loans.

We had loans of $26.6 million in non-accrual status at September 30, 2009 and $1.9 million at September 30, 2008.  There were $5.7 million in loans 90 days or more past due at September 30, 2009 and $1.5 million at September 30, 2008.  We have more loans in non-accrual status than are 90 days past due because management determined the continued collection of principal or interest is unlikely, given the information available today. This is further discussed in the guidelines in the paragraph below.

Management classifies all loans as non-accrual loans when they become more than 90 days past due as to principal or interest, or when the timely collection of interest or principal becomes uncertain, if earlier, unless they are adequately secured and in the process of collection. In addition, some loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on non accrual status even though the borrowers continue to repay the loans as scheduled.  Such loans are classified by management as “performing nonaccrual” and are included in total non accrual loans.  Any interest accrued, but unpaid, is reversed against current income.  Interest received on non-accrual loans is applied to principal until the loan has been repaid in full or the loan is brought current and potential for future payments appears reasonably certain, at which time the interest received is credited to income.  Generally, a loan remains in a non-accrual status until both principal and interest have been current for six months and it meets cash flow or collateral criteria, or when the loan is determined to be uncollectible and is charged off against the allowance for loan losses, or in the case of real estate loans, is transferred to other real estate owned upon foreclosure.

A loan is classified as a restructured loan when the interest rate is reduced, when the term is extended beyond the original maturity date, or other concessions are made by us, because of the inability of the borrower to repay the loan under the original terms. We had $7.3 million in renegotiated loans as of September 30, 2009 and $6.9 million as of September 30, 2008.

The following table provides information with respect to the components of nonperforming assets at the dates indicated:

	September 30, 2009	September 30, 2008
Non-accrual loans	$26,586,588	$1,916,867
Other real estate owned	478,610	320,416
Restructured loans	7,317,831	325,163
Total non performing assets	$34,383,029	$2,562,446

Nonperforming assets as a percent of loans, net of unearned fees, plus OREO	12.67%	.96%
Nonperforming assets as a percent of total assets	10.24%	.76%

When appropriate or necessary to protect the Bank’s interest, real estate taken as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure.  Real property acquired in this manner is known as other real estate owned (OREO).  OREO is carried on the books as an asset at the lower of the loan balance or the fair value less estimated costs to sell.  OREO represents an additional category of “nonperforming assets.”  The Company had two OREO’s as of September 30, 2009 for $479,000 and one OREO for $320,000 as of September 30, 2008

Allowance for Loan Losses

The Bank maintains an allowance for loan losses to provide for potential losses in the loan portfolio.  Additions to the allowance are made by charges to operating expense in the form of a provision for loan losses.  All loans that are judged to be uncollectible are charged against the allowance while any recoveries are credited to the allowance.  Management has instituted loan policies which include using grading standards and criteria similar to those employed by bank regulatory agencies to adequately evaluate and assess the analysis of risk factors associated with its loan portfolio. These policies and standards enable management to assess such risk factors associated with its loan portfolio prior to granting new loans and to assess the sufficiency of the allowance.  The allowance is based on estimates and actual loan losses could differ materially from management’s estimate if actual loss factors and conditions differ significantly from the assumptions utilized.

Management conducts an evaluation of the loan portfolio quarterly.  This evaluation is an assessment of a number of factors including the results of the internal loan review, external loan review by outside consultants, any regulatory examination, loan loss experience, estimated potential loss exposure on each credit, concentrations of credit, value of collateral, and any known impairment in the borrower’s ability to repay and present economic conditions as the Bank is obtaining updated appraisals, current financial statements, current credit report, and verifying current net worth and liquidity positions of selected borrowers.  Loans receiving lesser grades fall under the “classified” category, which includes all nonperforming and potential problem loans, and receive an elevated level of attention to ensure collection.

Each month the Bank reviews the allowance and increases the allowance as needed.  As of September 30, 2009 and September 30, 2008, the allowance for loan losses was 4.72% and 1.58%, respectively, of loans net of unearned.  No assurance can be given that the increase in the allowance is adequate to reflect the increase in the loan portfolio balance, non-accrual loans and the overall economic downturn, which may adversely affect small businesses and borrowers in the Bank’s market area as of September 30, 2009.  The Bank is working diligently with all borrowers to proactively identify and address difficulties as they arise.  As of September 30, 2009 and September 30, 2008, loan charge-offs totaled $21.6 million and $416,000, respectively, and recoveries on previously charged-off loans totaled $63,000 and $21,000, respectively.

As of September 30, 2009, the allowance for loan losses was $12.8 million, or 4.72% of period-end loans, compared with $4.2 million, or 1.58%, at September 30, 2008.  In accordance with FASB ASC 310 accounting standards, the Bank recognizes estimated losses based on appraised values on collateral dependent loans.  The Bank’s year end net charge-offs of $21.6 million is largely due to the Bank’s recognition of estimated losses caused by deterioration of real estate collateral values in the Bank’s lending area.

An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.

	September 30, 2009	September 30, 2008

Beginning balance	$5,032,500	$3,723,217
Provision for loan and lease losses	29,330,000	830,000
Loans charged off:
Commercial	(17,961,610)	(120,120)
Consumer	(798,711)	(236,932)
Real Estate Construction	(2,368,456)	0
Real Estate Loans	(383,513)	(28,400)
Leases	(17,635)	0
Overdrafts	(88,212)	(30,802)
Total charge-offs	(21,618,137)	(416,254)
Recoveries:
Commercial	56,329	13,444
Consumer	5,219	1,508
Leases	0	0
Overdrafts	1,014	5,556
Total recoveries	62,562	20,508
Net recoveries (charge-offs)	(21,555,575)	(395,746)
Ending balance	$12,806,925	$4,157,471

Net charge-offs to average loans increased when compared with the prior year.  We recorded net losses of $21.6 million or 10.26% of average loans in 2009 compared to net losses of $396,000 in 2008 or .21% of average loans.

Worsening conditions in the general economy and real estate markets will likely continue to adversely affect the loan portfolio, which could necessitate materially larger provisions for loan losses than in prior periods. The drastic changes in the availability of credit during 2009 have negatively impacted most asset values which serve as collateral to the majority of the Bank’s loans. However, as of September 30, 2009, we believe the overall allowance for loan losses is adequate based on our analysis of conditions at that time.

Deposits

A comparative schedule of average deposit balances is presented in the table on page 17.  Period-end and year-end deposit balances are presented in the following table.

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

Capital

The Bank is subject to FDIC regulations governing capital adequacy.  The FDIC has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.  Under the current guidelines, as of September 30, 2009, the Bank was required to have minimum Tier I and total risk-based capital ratios of 4% and 8%, respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios to be 6% and 10%, respectively.

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

Based on the FDIC's guidelines, the Bank's total risk-based capital ratio at September 30, 2009 was 6.40% and its Tier 1 risk-based capital ratio was 5.11%.  The Bank's leverage ratio was 4.16%.

The total risk-based capital, Tier 1 risk based capital and leverage ratios for the Company at September 30, 2009, were 6.51%, 5.22% and 4.25%, respectively. The capital ratios for the Company at September 30, 2008, were 11.45%, 10.20% and 9.86%, respectively.  On February 1, 2010, the FDIC notified the Bank by letter that it was “undercapitalized” within the meaning of the Federal Deposit Insurance Act (“FDI Act”) prompt corrective action (“PCA”) capital requirements (12 U.S.C. § 1831o), and directed the Bank to submit, as required by laws and regulations, a Capital Restoration Plan (“CRP”) to the FDIC by March 17, 2010.  The Bank is subject to Section 38 of the FDI Act with respect to undercapitalized institutions requiring that the FDIC monitor the condition of the Bank; requiring submission of a CRP; restricting the growth of the Bank’s assets; and acquiring prior approval for acquisitions, branching and new lines of business.  In addition, the Bank must cease paying dividends, is prohibited from paying management fees to a controlling person and is prohibited from accepting or renewing any brokered deposits. The Company submitted a CRP to the FDIC on March 17, 2010.

In November 2008, the Company applied for funds through the U.S. Treasury’s Capital Purchase Program. On February 11, 2009 shareholder approval was received and the Articles of Incorporation were amended allowing us to issue preferred shares. On February 20, 2009, the Company entered into a Letter Agreement with the United States Department of the Treasury pursuant to the Troubled Asset Relief Program Capital Purchase Program.  Under the  terms of  the Letter Agreement,  the Company  issued to the Treasury,  8,653 shares of senior preferred stock and a warrant to acquire up to  433.00433 shares of a  separate series of senior preferred stock, which has been exercised, for  an aggregate  purchase price  of $8,653,000, pursuant to the  standard Capital Purchase Program terms and conditions for  non-public companies.  Since the Bank is currently not allowed to pay cash dividends as a result of being undercapitalized, the Company suspended the payments of quarterly dividends to the US Treasury of $117,905 as of February 15, 2010.

The Letter Agreement contains limitations on certain actions of the Company, including, but not limited to, payment of dividends, redemptions and acquisitions of Company equity securities, and compensation of senior executive officers.

In February 2001, we approved a program to repurchase and retire Sonoma Valley Bancorp stock. Effective February 20, 2009, the repurchase program was suspended pending repayment of the Preferred Stock.

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

Interest Rate Risk Simulation of Net Interest Income as of September 30, 2009
(dollars in thousands)

Variation from a constant rate scenario		$ Change in NII
+300	bp	$1,000
+200	bp	$533
+100	bp	$187
-25	bp	$(24)

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

We have more liabilities than assets repricing during the next year. Usually because our asset rates change more than deposit rates, our interest income will change more than the cost of funds when rates change.  However, because the Company’s asset rates change more than deposit rates, the Company’s interest income will change more than the cost of funds when rates change. Its net interest margin should therefore increase somewhat when rates increase and shrink somewhat when rates fall. The table below indicates that we are liability sensitive for the first six months. During the seven to twelve month period, we show more assets than liabilities repriceable in the seven to twelve month category.  Still at the end of the twelve month cycle, the rate sensitive gap shows $100.2 million more in liabilities than assets repricing.

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

SEPTEMBER 30, 2009 (dollars in thousands)	Immediate Reprice	Up to 3 Months	4 to 6 Months	7 to 12 Months	Over 12 Months	Total
FFS + overnight IBB	$21,762					$21,762
Securities + Other IBB	0	$985	$421	$843	$21,709	23,958
Loans	41,924	10,723	17,330	32,183	155,953	258,113
Total RSA	$63,686	$11,708	$17,751	$33,026	$177,662	$303,833

MMDA/NOW/SAV	$122,674					$122,674
CD’s <$100k	0	$10,298	$10,465	$10,465	$5,138	36,366
CD’s >$100k	0	23,944	34,856	8,714	11,564	79,078
Borrowings	0	0	0	5,000	15,000	20,000
Total RSL	$122,674	$34,242	$45,321	$24,179	$31,702	$257,118

GAP	$(58,988)	$(22,534)	$(27,570)	$8,847	$145,960	$46,134
Cumulative	$(58,988)	$(81,522)	$(109,092)	$(100,245)	$45,715
% Assets	-17.6%	-24.3%	-32.6%	-29.9%	13.6%

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

The Bank has only moderate market risk in investments because the average maturity in the portfolio is not very long, except for municipals, which are held to maturity (see page 22 for discussion of investments).  The portfolio should decline in value $478,000 for a 1% increase in rates.  The current gain in the portfolio is $488,000 which means for each 1% interest rate shock the gain would be $10,000. The gain in value if rates fall would be somewhat less, because there are some callable bonds.  Marking-to-market available for sale securities when rates change would add only modest volatility to a strong level of equity. This market risk acts to offset the interest rate risk (i.e. if rates decline and NIM is squeezed, there would be a concurrent gain in the value of securities).

SONOMA VALLEY BANCORP
AVERAGE BALANCES/YIELDS AND RATES PAID
For the three months ended September 30, 2009 (As Restated) and 2008

	2009			2008
ASSETS	Average Balance (As Restated)	Income/ Expense (As Restated)	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans(2):
Commercial	$198,569,474	$3,071,735	6.14%	$175,215,278	$3,134,791	7.10%
Consumer	36,505,309	580,864	6.31%	32,782,080	578,947	7.01%
Real estate construction	24,787,167	310,094	4.96%	29,788,071	569,324	7.58%
Real estate mortgage	23,670,818	421,179	7.06%	19,796,888	348,622	6.99%
Tax exempt loans (1)	2,055,303	42,714	8.25%	2,168,815	45,018	8.24%
Leases	0	0	0.00%	18,459	539	11.58%
Unearned loan fees	(253,498)			(276,328)
Total loans	285,334,573	4,426,586	6.15%	259,493,263	4,677,241	7.15%
Investment securities
Available for sale:
Taxable	8,672,875	46,019	2.11%	2,040,040	14,553	2.83%
Hold to maturity:
Tax exempt (1)	13,461,701	199,884	5.89%	13,651,033	196,700	5.72%
Total investment securities	22,134,578	245,903	4.41%	15,691,073	211,253	5.34%
CA Warrants	91,706	837	3.62%	0	0	0.00%
Federal funds sold	0	0	0.00%	23,555	76	1.28%
FHLB stock	1,645,000	0	0.00%	1,477,089	24,298	6.53%
Total due from banks/interest-bearing	31,791,398	17,346	0.22%	3,055,401	5,953	.77%
Total interest-earning assets	340,997,253	$4,690,672	5.46%	279,740,381	$4,918,821	6.98%
Noninterest-bearing assets:
Reserve for loan losses	(8,615,790)			(4,087,362)
Cash and due from banks	5,090,475			5,510,959
Premises and equipment	646,315			792,107
Other real estate owned	297,832			320,416
Other assets	20,113,662			17,010,745
Total assets	$358,529,747			$299,287,246
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest- bearing deposits
Interest-bearing transaction	$33,855,559	$13,631	0.16%	$29,773,852	$12,457	0.17%
Savings deposits	93,034,074	199,734	0.85%	79,737,471	348,426	1.73%
Time deposits over $100,000	70,166,186	395,921	2.24%	51,496,000	442,232	3.41%
Other time deposits	39,354,763	183,456	1.85%	31,748,081	252,826	3.16%
Total interest-bearing deposits	236,410,582	792,742	1.33%	192,755,404	1,055,941	2.17%
Federal funds purchased				539,674	2,578	1.90%
Other borrowings	29,428,315	187,324	2.53%	17,524,412	177,344	4.01%
Total interest-bearing liabilities	265,838,897	$980,066	1.46%	210,819,490	$1,235,863	2.33%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	50,148,413			51,086,420
Other liabilities	7,588,031			6,960,284
Shareholders' equity	34,954,405			30,421,052
Total liabilities and shareholders' equity	$358,529,746			$299,287,246
Interest rate spread			3.99%			4.65%
Interest income		$4,690,672	5.46%		$4,918,821	6.98%
Interest expense		980,066	1.14%		1,235,863	1.75%
Net interest income/margin		$3,710,606	4.32%		$3,682,958	5.23%

(1)	Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2009 and 2008.
(2)
Non accrual loans have been included in loans for the purposes of the above presentation.  Loan fees of approximately $58,683 and $73,855 for the three months ended September 30, 2009 and 2008, respectively, were amortized to the appropriate interest income categories.

For the Three Month Periods
Ended September 30, 2009 and 2008

Overview

Net Loss for the three months ended September 30, 2009 was $18.9 million. This represents a decline of $19.8 million from earnings of $916,075 during the same period ended September 30, 2008.   The decline in earnings is a result of a $24.2 million increase in the provision for loan losses.  The reason for the increase in loan losses is further described on page 31 under “Provision for Loan Losses.

Net income (loss) available to common shareholders declined from net income of $916,075 during the three months ended September 30, 2008 to a net loss of $19.0 million during the same period 2009. Included in the current year loss was $136,935, which represents dividends accrued and discount amortized on preferred stock.  On a per share basis, net loss for the three months ended September 30, 2009 equaled ($8.27) per diluted share compared with net income of $0.40 per diluted share during the same period in 2008. See page 5 for the comparative detail.

Return (loss) on average total assets on an annualized basis for the three months ended September 30, 2009 and 2008 was (21.23%)and 1.22%, respectively.  Return (loss) on average shareholders' equity on an annualized basis for the three months ended September 30, 2009 and 2008 was (217.76%) and 12.05%, respectively.  The decrease in the return on equity is a result of the decline in earnings and the increase in average equity when comparing the third quarter of 2009 to 2008.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, adjusted to a fully taxable equivalent basis, increased by $28,000 to $3.71 million for the three months ended September 30, 2009, from $3.7 million during the comparable period of 2008.  Net interest income on a fully taxable equivalent basis, as shown on the table “Average Balances/Yields and Rates Paid” on page 30, is higher than net interest income on the statements of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($82,482 in 2009 and $82,184 in 2008, based on a 34% federal income tax rate).

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin.  Our net interest margin for the third quarter of 2009 decreased 91 basis points to 4.32% from 5.23% for the quarter ended September 30, 2008.  The decrease in net interest margin is the result of the yield on earning assets declining faster than the yield on earning liabilities.  For the three months ended September 30, 2009, the yield on average earning assets has decreased 152 basis points, while the yield on interest-bearing liabilities decreased 87 basis points from 2.33% for the three months of 2008 to 1.46% for the three month period ended September 30, 2009.    As of September 30, 2009 the federal funds rate was 0.00% - 0.25% and the prime rate was 3.25% compared to the fed funds rate of 2.00% and prime lending rate of 5.00% as of September 30, 2008.

Interest Income

Interest income, adjusted to a fully taxable equivalent basis, for the three months ended September 30, 2009 decreased by $228,000 to $4.7 million, a 4.69% decrease over the $4.9 million realized during the same period in 2008.  The gain in volume of average balances was responsible for a $473,000 increase in interest income and a $701,000 decrease in income was related to lower interest rates, resulting in a net decline in interest income of $228,000.

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

Individual components of interest income and interest expense are provided in the table “Average Balances/Yields and Rates Paid” on page 30.

Provision for Loan Losses

The provision for loan losses charged to operations was $24.5 million during the third quarter of 2009 compared to the $300,000 provision for the third quarter of 2008.  The provision for loan losses is based on our evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding.   Like many community banks, the Bank does have a significant concentration in commercial real estate loans.  During 2009, due to severe economic recession, overly inflated real estate values, and the lack of available financing options, local commercial real estate values declined considerably.  This severely impacted the Bank’s commercial real estate portfolio causing additional provisions for loan losses. The Bank has been proactive in obtaining current appraisals on loans secured by commercial real estate. Per regulatory and accounting guidelines, the Bank is required to write-down collateral-dependent loans to the fair market value of the collateral and set a reserve for potential selling costs.  As these loans were charged off against the loan loss reserve, the reserve was reduced to a level that did not take into consideration the inherent risk in the remaining portfolio, and thus needed to be replenished.  Additionally, due to increased risk associated with a faltering economy and an increase in the Bank’s loss history, the Bank increased reserves on all non-classified loans.   Although the economy has shown some signs of stabilization, conditions in the commercial real estate market are anticipated to worsen further which will likely result in additional provisions for loan loss in 2009.

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

Non-interest Expense

For the third quarter of 2009, non-interest expense was $2.58 million compared with $2.45 million for the same period in 2008, representing an increase of $127,000, or 5.2%.The largest increase was in the area of other non-interest expense which increased $303,000 (37.6%) from $805,000 as of September 30, 2008 to $1.1 million as of September 30, 2009.  The largest increase in other non-interest expense was in the accrual for FDIC insurance and a special assessment from $42,000 for the three months ended September 30, 2008 to $180,000 for the same period ended September 30, 2009, an increase of $138,000. Professional fee expense increased $110,000, or 33.8% from $324,000 for the three months ended September 30, 2008 to $434,000 for the same period in 2009. This is a result of increases in consulting fees and legal fees for loan collections of $42,000 and $35,000, respectively.

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

Provision (Benefit) for Income Taxes

The Company recorded an income tax benefit of $4.0 million, or 17.4% of pre-tax loss for the quarter ended September 30, 2009. This compares to income tax expense of $459,843, or 33.4% of pre-tax income for the comparable quarter of 2008.  The percentage for 2009 is less than the statutory rate due to the creation of a partial valuation allowance against the deferred tax asset, after management determined that it is “more likely than not” that we will be able to fully recognize all of our deferred tax assets based on the cumulative pre-tax losses exceeding four years. This increased expense is partially offset by federal tax credits on California Affordable Housing Investments and tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income, which are in addition to the tax benefit generated as a result of the net loss.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Information regarding Quantitative and Qualitative Disclosures about Market Risk appears on page 27 through 29 under the caption “Market Risk Management” in Item 2, and is incorporated herein by reference.

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

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, about the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures were effective.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2009, there have been no changes in our internal control over financial reporting  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Consideration of Restatement

Background

In connection with filing the Company’s Form 10-Q for the quarterly period ended September 30, 2009 (“Original Report”), management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009.  In this original evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective.

Commencing after the date of the filing of the Company’s Original Report, bank examiners began their normal and periodic on-site examination of the Bank. At the conclusion of the on-site work by the examiners, the examiners advised the Bank that certain impaired loans that the Bank had restructured should be valued using collateral values which had declined due to market conditions, rather than the discounted cash flow method, which management believes was appropriate at the time, resulting in additional loan charge-offs and provisions for loan losses related to the reclassified loans. These additional specific charge offs changed the Company’s loan loss history statistics, which then required additional general provisions for potential future losses on the entire portfolio. In addition, the examiners advised the Company that certain restructured loans should be placed in non-accrual status and directed that the Company reverse interest income previously recognized on these loans. The bank examiners directed the Bank to amend its call report for the quarter ended September 30, 2009, to reflect these adjustments. After discussing the requested adjustments with its outside independent accountants and the Company’s Audit Committee, management determined that the Company should record additional loss reserves, charge offs, and a reversal of interest income in the quarter ended September 30, 2009, and reflect the additional non-accrual and impaired loans in its financial statements as of September 30, 2009.

Reevaluation
In connection with the revision to the financial statements as described in this Amended Report, management reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009. In connection therewith, management determined there were no material weaknesses in the Company’s internal control over financial reporting (ICFR) as of September 30, 2009 and that the Company’s disclosure controls and procedures were effective as of September 30, 2009.  In making this determination, management determined, among other things, that:

•
The design of the Company’s disclosure controls and procedures was effective.  In making this determination management concluded that  (i) the Company had qualified individuals administering, analyzing and managing the Company’s accounting decisions and the information disclosed in reports filed with the SEC, (ii) the Company maintained policies and procedures necessary to allow the Company to make proper accounting determinations, (iii) the Company designed and followed policies and procedures that allowed information and analysis about the Company’s loans to be communicated fully and frequently to management and the loan committee and (iv) the Company maintained effective policies and procedures that allowed management, the Company’s loan committee and an independent third party loan review specialist to review, analyze and oversee the Company’s loan portfolio and the accounting decisions relating thereto.

•
•
The Company’s disclosure controls and procedures operated properly.  Management concluded that the Company followed all of its policies and procedures as well as the applicable accounting standards and regulatory guidelines in existence at September 30, 2009.

•
The Company did not have a material weakness in its ICFR as of September 30, 2009. The bank regulators made different accounting conclusions regarding the Company’s loans than the Company made in the Original Report, which differing conclusions led to the filing of an amended call report for the quarter ended September 30, 2009 and this Amended Report.  These conclusions are based upon differences in interpretation and judgment of subjective factors, which, given the regulatory environment and deteriorating real estate conditions in general, the Company does not believe constitute a material weakness in ICFR.

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

SONOMA VALLEY BANCORP
(Registrant)

Date:	March 30, 2010	/s/Sean C. Cutting
Sean C. Cutting
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 30, 2010	/s/Mary Dieter Smith
Mary Dieter Smith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)