Form 10-K
period 2009-12-31
SONOMA VALLEY BANCORP
filed 2010-03-31
CIK 1120427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
[ X ] Yes [  ] No

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
Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
[  ] Yes [ X ] No

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $ 22,167,584.05 based on the closing sale price as reported on the Over the Counter Bulletin Board (“OTC Bulletin Board”).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 9, 2010
Common Stock, no par value per share	2,326,803

DOCUMENTS INCORPORATE BY REFERENCE

The information required by Items 10,11,12,13 and 14 of Part III are incorporated by reference to the registrant’s proxy statement, which will be filed within 120 days of the registrant’s year end.

With the exception of historical facts stated herein, the matters discussed in this Form 10-K are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operation of Sonoma Valley Bancorp's (the Company) wholly owned subsidiary, Sonoma Valley Bank (the Bank), projected costs and expenses related to operations of the bank’s liquidity, capital resources, and the availability of future equity capital on commercially reasonable terms. Factors that could cause actual results to differ materially include, in addition to the other factors identified in this Form 10-K, the following:

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

Readers of this Form 10-K are cautioned not to put undue reliance on “forward looking” statements which, by their nature, are uncertain as reliable indicators of future performance.  The Company disclaims any obligation to publicly update these “forward looking” statements, whether as a result of new information, future events, or otherwise.

PART I
ITEM 1.	BUSINESS

General

Sonoma Valley Bancorp (the "Company") was incorporated under California law on March 9, 2000 at the direction of Sonoma Valley Bank for the purpose of forming a single-bank holding company structure pursuant to a plan of reorganization.  The reorganization became effective November 1, 2000, after obtaining all required regulatory approvals and permits, shares of the Company's common stock were issued to shareholders of Sonoma Valley Bank in exchange for their Sonoma Valley Bank stock.  Previously, Sonoma Valley Bank filed its periodic reports and current reports under the Securities Exchange Act of 1934 with the Federal Deposit Insurance Corporation (“FDIC”).  Following the reorganization, periodic and current reports are now filed with the Securities and Exchange Commission (“SEC”).

The business operations of the Company continue to be conducted through its wholly-owned subsidiary, Sonoma Valley Bank ("Bank"), which began commercial lending operations on June 3, 1988. In addition to its main branch located in Sonoma, California, the Bank also operates two additional branch offices, located in Glen Ellen and Boyes Hot Springs, California. The following discussion, although presented on a consolidated basis, analyzes the financial condition and results of operations of the Bank for the twelve month period ended December 31, 2009.

Primary Services

The Bank emphasizes the banking needs of small to medium-sized commercial businesses, professionals and upper middle to high income individuals and families in its primary service area of Sonoma, California and the immediate surrounding area.  In recognition of the Community Reinvestment Act compliance, the Company offers products to accommodate special needs of individuals regardless of their economic status and more recently the Company has focused on the needs of the Latino community.

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

Competition

In general, the banking business in California and in the market areas which the Bank serves is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks, which have many offices operating over a wide geographic area.  The Bank competes for loans and deposits with these and other regional banks, including several which are much larger than the Bank, as well as savings and loan associations, thrift and loan associations, finance companies, credit unions, offerors of money market funds and other financial institutions.

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

Concentration of Credit Risk

The majority of the Bank's loan activity is with customers located within the county of Sonoma.  While the Bank has a diversified loan portfolio, approximately 91.2% of these loans are secured by real estate in its service area.  This concentration for the year ending December 31, 2009 is presented below:

(in thousands of dollars)
Secured by real estate:
Construction/land development	$43,612
Farmland	8,923
1-4 family residences	63,853
Commercial/multi-family	131,007

Employees

As of December 31, 2009, the Company employed 53 full-time equivalent employees.

Website Access

We maintain a website where certain information about the Bank is posted. Through the website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendment to those reports, as well as Section 16 reports and amendments, are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These reports are free of charge and can be accessed through the web address www.SonomaValleyBank.com by selecting the Investor Relations Tab-SEC Filings link. Further, certain corporate charters and policies are also posted on this site and are similarly available without charge.

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

On February 1, 2010, the FDIC notified the Bank by letter that it was “undercapitalized” within the meaning of the Federal Deposit Insurance Act (“FDI Act”) prompt corrective action (“PCA”) capital requirements (12 U.S.C. § 1831o), and directed the Bank to submit, as required by laws and regulations, a Capital Restoration Plan (“CRP”) to the FDIC by March 17, 2010.  The Bank is subject to the provisions of Section 38 of the FDI Act applicable to undercapitalized institutions, requiring the FDIC to monitor the condition of the Bank; requiring submission of a CRP; restricting the growth of the Bank’s assets; and acquiring prior approval for acquisitions, branching and new lines of business.  In addition, the Bank must cease paying dividends, is prohibited from paying management fees to a controlling person and is prohibited from accepting or renewing any brokered deposits.

On March 17, 2010, the Bank submitted a CRP to the FDIC. The CRP presents the Bank’s policies, procedures, and plans to comply with the above-noted requirements applicable to the Bank under the PCA. In addition, the CRP discusses the Bank’s confidential and proprietary short-term and longer-term business strategies to restore capital adequacy. If the FDIC does not approve the CRP or the Bank fails to implement the CRP in any material respect, then the Bank will be subject to the additional PCA provisions applicable to “significantly undercapitalized” banks until such time that a new CRP is approved. Achievement of the CRP depends on future events and circumstances, the outcome of which cannot be assured.

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

Section 404 of Sarbanes-Oxley requires the SEC to prescribe rules requiring the inclusion of an internal control report in each annual report.  Accordingly, in the annual report for December 31, 2009, management has included a report on the effectiveness of the Company’s internal controls.  The Company retained the services of a consulting firm to assist management and staff with this process.  There can be no assurances that the evaluation required by Sarbanes-Oxley will not result in the identification of significant control deficiencies at some point or that the Company’s auditors will be able to attest to the effectiveness of our internal controls over financial reporting. The Company’s independent auditors are required to attest to and report on management’s assessment of internal control beginning the year ending December 31, 2010.

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

USA Patriot Act

The terrorist attacks in September, 2001 have impacted the financial services industry and led to federal legislation that attempts to address certain issues involving financial institutions.  On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”).

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

The U.S. federal bank regulatory agencies’ risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “Basel Committee”).  The Basel Committee is a committee of central banks and bank supervisors from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply.  In January 2001, the Basel Committee on Banking Supervision issued a proposal for a "New Capital Accord".  The New Capital Accord incorporates a three-part framework of minimum capital requirements, supervisory review of an institution's capital adequacy and internal assessment process, and market discipline through effective disclosure to encourage safe and sound banking practices.  To remain a financial holding company, a company must remain “well capitalized” and “well managed”.  “Well managed” means that at their most recent examination the bank received a satisfactory composite rating and at least a satisfactory rating for management.  The federal banking agencies are required to take "prompt corrective action" in respect of depository institutions and their bank holding companies that do not meet minimum capital requirements. FDIC established five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized".  A depository institution's capital tier, or that of its bank holding company, depends upon where its capital levels are in relation to various relevant capital measures, including a risk-based capital measure and a leverage ratio capital measure, and certain other factors.  As of December 31, 2009, the Company and Bank are “undercapitalized”.

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

The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and at a rate of  9% per year thereafter, but will be paid only if, as and when declared by the Company's board of directors.  The Series A Preferred Stock has no maturity date and ranks senior to the Common Stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.  The Series A Preferred Stock is generally non-voting, other than class voting on certain matters that could adversely affect the Series A Preferred Stock.  The Series B Preferred Stock has the same rights, preferences, privileges, and voting rights as the Series A Preferred Stock, except that the Series B Preferred Stock will pay dividends immediately at the rate of 9% per year and may not be redeemed until all the Series A Preferred Stock has been redeemed.  The Agreement contains limitations on certain actions of the Company, including, but not limited to, payment of dividends, redemptions and acquisitions of Company equity securities.  In addition, the terms of the Agreement subject the Company to certain executive compensation limitations as set forth in the EESA.

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

Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended December 31, 2009. The adoption of  FASB ASC 105 did not impact the Company’s financial position or results of operations.

The FASB has issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

The FASB has issued ASU No. 2009-16, Transfers and Servicing: Accounting for Transfers of Financial Assets, which clarifies that the determination of whether a transferor has surrendered control over transferred financial assets must consider the transferor’s continuing involvement in the transferred financial asset. It limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire original financial asset and/or when the transferor has continuing involvement with the transferred financial asset. ASU No. 2009-16 is effective for fiscal years beginning after November 15, 2009 and for interim periods within those fiscal years.

Statistical Data

The following information contained herein is required by Industry Guide 3, "Statistical Disclosure by Bank Holding Companies".  The averages shown have been calculated using the average daily balance.

Sequential Page
Number
I.	Distribution of Assets, Liabilities and Shareholder’s
Equity; Interest Rates and Differential

	A. Average balance sheets	33
	B. Analysis of net interest earnings	33
	C. Rate/volume analysis	34

II.	Investment Portfolio

	A. Book value (Amortized Cost) of investments	69and 70
	B. Weighted average yield and maturity	33, 40, 52 and 69
	C. Securities of issuer exceeding ten percent of equity	None

III.	Loan Portfolio

	A. Types of loans	33 and 72
	B. Maturities and sensitivities of loans to change in interest rates	52 and 73
C. Risk elements
	1. Non-accrual, past due, and restructured loans	43 and 72
	2. Potential problem loans	None
	3. Foreign outstandings	None
	4. Loan concentrations	40 and 72

	D. Other Interest-Bearing Assets	None

IV.	Summary of Loan Loss Experience	45 and 73

V.	Deposits

	A. Average balances and average rates paid	33
	B. Other categories of deposits	None
	C. Foreign outstandings	None
	D. Maturity of time deposits greater than $100,000	52
	E. Maturity of foreign time deposits greater than $100,000	None

VI.	Return on Equity and Assets	26 and 30

VII.	Short-term Borrowings	75

ITEM 1A.	RISK FACTORS.

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

Risks Related to the Company’s Business

The Company is Classified as Undercapitalized

The Bank’s capital ratios for December 31, 2009, indicated that the Bank was undercapitalized.  Therefore, we are subject to increased regulatory scrutiny and are subject to certain business limitations. On February 1, 2010, the FDIC notified the Bank’s Board of Directors that the Bank met the classification of undercapitalized.  The Bank’s condition will now be monitored by the FDIC. The Bank is also restricted in the growth of the Bank’s assets and it must acquire prior approval for acquisitions, branching and new lines of business.  Furthermore, the Bank must cease paying dividends, is prohibited from paying management fees to a controlling person and is prohibited from accepting or renewing any brokered deposits.

The Bank prepared and filed with the FDIC a Capital Restoration Plan (“CRP”) on March 17, 2010.  If the FDIC does not approve the CRP submitted by the Bank or the Bank fails to implement the CRP in any material respect, then the Bank will be subject to more severe future regulatory enforcement actions and subject to the additional restrictions applicable to “significantly undercapitalized” banks until such time that a new CRP is approved. Achievement of the CRP depends on future events and circumstances, the outcome of which cannot be assured.

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

As of December 31, 2009, approximately 91.2% of the Company’s loan portfolio is directly or indirectly secured by real property.  Because the Company’s loan portfolio contains a significant number of construction, commercial and residential real estate loans, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans.  An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on the Company’s financial condition and results of operations.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to commercial and industrial, construction and commercial real estate loans.

The Company’s Allowance for Possible Loan Losses may be Insufficient

The Company maintains an allowance for possible loan losses, which is a reserve established through a provision for possible loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans.  The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio.  The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting borrowers, new information regarding existing loans, a decrease in the market value of the collateral securing the loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for possible loan losses.  In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for possible loan losses, the Company will need additional provisions to increase the allowance for possible loan losses.  Any increases in the allowance for possible loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on the Company’s financial condition and results of operations.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations located elsewhere in this report for further discussion related to the Company’s process for determining the appropriate level of the allowance for possible loan losses.

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

Risks Associated with the Company’s Common Stock

The Company’s Stock Price can be Volatile

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. The Company’s stock price can fluctuate significantly in response to a variety of factors including, among other things:

▪	Actual or anticipated variations in quarterly results of operations.
▪	Recommendations by securities analysts.
▪	Operating and stock price performance of other companies that investors deem comparable to the Company.
▪	News reports.
▪	Perceptions in the marketplace regarding the Company and/or its competitors.
▪	New technology used, or services offered, by competitors.
▪	Significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company or its competitors.

▪	Failure to integrate acquisitions or realize anticipated benefits from acquisitions.
▪	Government regulations or actions.
▪	Geopolitical conditions such as acts or threats of terrorism or military conflicts.
▪	Regional disasters, such as wild fires, earthquakes, and floods that may impact the Sonoma County region, and specifically our customers businesses, including agriculture and tourism.
▪
Economic conditions in the financial industry, including further contractions on liquidity of financial institutions, Federal policies on interest rates and lending practices, and deterioration in other regional factors such as housing and commercial property defaults.

General market fluctuations, industry factors and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes or credit loss trends, could also cause the Company’s stock price to decrease regardless of operating results. The market price of our common stock has decreased from $7.05 on December 31, 2009 to $2.20 on March 15, 2010. There is no guarantee that out stock will not decline further in price.

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

The Sonoma Branch is located at 202 W. Napa Street, Sonoma.  The building contains approximately 6800 square feet and has been subleased on a long-term basis (the initial term expires in 2014, with option to extend for one additional five-year term).  The office is considered by management to be well maintained and adequate for the purpose intended.  Lease payments made in 2009 totaled $275,787 compared to the $273,721 paid in 2008.  The lease provides for future annual rents to be adjusted for changes in the Consumer Price Index ("CPI"), with a minimum annual increase of 4%, effective each July 1st.

The Glen Ellen Branch is located at 13751 Arnold Drive, Glen Ellen.  The facility is 525 square feet.  The facility is leased for a five year term expiring in 2013 with the option to extend for one additional five year term.  Lease payments made in 2009 totaled $16,068 compared to $15,560 in 2008.  The lease provides for future annual rents to be adjusted for changes in the CPI, with a minimum annual increase of 4% effective April 1st of each year.

The Banco de Sonoma Branch, which opened in March 2004, is located at 18615 Sonoma Hwy, Suite 108, Boyes Hot Springs, California.  The facility is 1200 square feet.  The facility is leased for a five year term expiring in 2014 with options to extend for one additional five year term.  Lease payments in 2009 totaled $22,830 compared to $20,442 in 2008. The lease provides for future annual rents to be adjusted for changes in the CPI effective February 1st of each year.

In July 1995, the Bank entered into a lease for the building located at 463 Second Street West (the “Operations Center”).  The building contains approximately 2400 square feet and has been leased on a long term basis to coincide with the Sonoma Branch lease.  The initial term and the first option expired in 2000 and 2005, respectively.  The lease provides for an additional option to extend for two additional five year terms and one additional four year term.  Lease payments made in 2009 totaled $47,056 compared with the $46,113 paid in 2008.  The lease provides for future annual rents to be adjusted for changes in the CPI effective each July 1st.

In September 1997, the Bank purchased the building and land at 472 Second St. West. The building contains approximately 1013 square feet.  The Bank paid $246,943 for the property.  At present the Bank is utilizing the parking area for additional parking for Bank employees. In September 2007 the Bank began renting out the building premises. Rental income for 2009 was $12,250 and for 2008 was $15,000.

In March 2005, the Bank entered into a lease for the building located at 453 Second Street West (the “Finance Center”).  The building contains approximately 1200 square feet.  The facility is leased for a five year term which expired in February 2010. The Company exercised one of two five year options to renew with this term expiring in 2015. Lease payments paid in 2009 totaled $22,586 compared with the $22,404 paid in 2008.  The lease provides for future annual rents to be adjusted for changes in the CPI effective March 15th of each year.

 In October 2009, the Bank entered into a lease for the building located at 445 Second Street West (the “Credit Admin Center”). The building contains approximately 620 square feet. The facility is leased for a five year term expiring in September 2014, with the option to renew for an additional five year term. Lease payments paid in 2009 totaled $5,400. The lease provides for future annual rents to be adjusted 5 percent effective October 1st each year.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol "SBNK".  The Company is not listed on any exchange or on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”).

The table below summarizes the high and low sale prices for the periods shown as reported by OTC Bulletin Board. The stock prices have been adjusted for stock dividends and stock splits.  These over the counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended:
	High	Low

December 31, 2009	$9.00	$7.00
September 30, 2009	12.75	8.35
June 30, 2009	15.00	11.40
March 31, 2009	15.50	9.05

December 31, 2008	$22.75	$12.50
September 30, 2008	22.50	19.10
June 30, 2008	25.70	22.50
March 31, 2008	27.50	23.00

As of March 10, 2010 there were 1,026 registered holders of the Company's common stock, in addition to an unknown number of holders whose shares of common stock are held in street name.

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

However, under the Financial Institutions Supervisory Act, the FDIC has broad authority to prohibit a bank from engaging in banking practices which it considers to be unsafe or unsound.  It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC may assert that the payment of dividends or other payments by a bank is considered an unsafe and unsound banking practice and therefore, implement corrective action to address such a practice. Because the Bank was not adequately capitalized as of December 31, 2009, the Bank may not currently pay cash dividends, which will affect the ability of the Company to pay cash dividends to the shareholders.

In connection with the Bank’s participation in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), dividend payments on, and repurchases of, the Company’s outstanding common stock are subject to certain restrictions (unless the U.S. Treasury consents).  As long as the Company has paid in full all dividends to the U.S. Treasury, the Company may make quarterly dividend payments up to $0.30. From the third to tenth year anniversary of the Bank’s participation, the Company can make dividend payments at 103% percent of the previous year’s dividends. The Company can pay a higher dividend only if it obtains the consent of the U.S. Treasury. Dividends on preferred stock have priority over dividends on common stock. However, payment of dividends on preferred and common stock has been suspended as a result of the Bank being undercapitalized.

Historically, the Company and the Bank (prior to the formation of the Company) have declared ten stock dividends of 5% each, two stock dividends of 10% in May 1996 and June 1997, a 2 for 1 stock split in March 1998, a 3 for 2 stock split in July 2004 and eleven cash dividends in February 2004, July 2004, February 2005, July 2005, February 2006, August 2006, March 2007, August 2007, March 2008, September 2008 and March 2009 as detailed below:

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

SONOMA VALLEY BANCORP
Selected Consolidated Financial Data
dollars in thousands, except share
and per share data

For the years ended:	2009	2008	2007	2006	2005
RESULTS OF OPERATIONS:
Net interest income	$14,294	$14,483	$14,367	$12,922	$11,300
Provision for loan losses	(31,130)	(2,110)	(680)	(500)	(360)
Non-interest income	2,029	2,131	2,279	2,094	1,968
Non-interest expense	(10,098)	(9,624)	(9,182)	(8,306)	(7,848)
Provision for income tax	4,962	(1,565)	(2,440)	(2,218)	(1,711)
Net (loss)income	(19,943)	3,315	4,344	3,992	3,349
Preferred stock dividend/amortization	(472)	0	0	0	0
Net (loss)income available to common shareholders	$(20,415)	$3,315	$4,344	$3,992	$3,349

SELECTED AVERAGE BALANCES:
Assets	$340,423	$301,554	$286,692	$262,090	$232,543
Loans, net of unearned	280,498	258,191	237,338	199,001	160,655
Deposits	274,086	241,747	229,105	223,560	203,341
Long-term borrowings	26,644	16,667	9,192	1,397
Shareholders' equity	32,050	30,019	27,248	25,111	21,935
PER SHARE DATA:
Dividends	$0.30	$0.60	$0.60	$0.55	$0.50
Basic net income	$(8.85)	$1.46	$1.94	$1.78	$1.54
Fully diluted net income	$(8.85)	$1.45	$1.88	$1.68	$1.45
Period end book value	$4.37	$13.57	$12.58	$11.71	$10.63
Weighted average shares outstanding	2,305,832	2,263,045	2,241,104	2,247,231	2,170,866
Weighted average shares outstanding diluted	2,305,832	2,292,731	2,313,588	2,369,218	2,303,639
FINANCIAL RATIOS:
Return on average assets	(6.00%)	1.10%	1.52%	1.52%	1.44%
Return on average shareholders' equity	(63.70%)	11.04%	15.94%	15.90%	15.27%
Net yield on earning assets	4.52%	5.26%	5.51%	5.46%	5.46%
Efficiency ratio	60.64%	56.78%	53.88%	53.95%	57.44%
Average shareholders' equity to average assets	9.41%	9.95%	9.50%	9.58%	9.43%
CAPITAL RATIOS:
Risk-based capital:
Tier I	5.07%	10.24%	9.73%	10.26%	10.68%
Total	6.36%	11.50%	10.98%	11.51%	11.93%
Leverage ratio	4.25%	9.38%	9.21%	9.57%	9.61%
CREDIT QUALITY:
Net charge-offs to average loans	8.23%	0.31%	0.10%	0.00%	0.01%
Allowance for possible loan losses to period end loans	4.82%	1.88%	1.49%	1.49%	1.62%

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Year Ended December 31, 2009 versus December 31, 2008

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

Critical Accounting Policies

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States and general practices within the financial services industry.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  A summary of the Company’s most significant accounting policies is contained on page 65 in Note A to the consolidated financial statements.  The Company considers its most critical accounting policies to consist of the allowance for loan and lease losses and the estimation of fair value, which are separately discussed below.

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

In determining fair value, the Company uses various valuation approaches.  A hierarchy for inputs is used in measuring fair value that maximizes the use of observable prices and inputs and minimizes the use of unobservable prices and inputs by requiring that the observable inputs be used when available.  The hierarchy is broken down into three levels, wherein Level 1 uses observable prices in active markets, and Level 3 consists of valuation techniques that incorporate significant unobservable inputs and therefore require the greatest use of judgment.  In periods of market dislocation, such as those experienced in fiscal 2008 and 2009, the observability of prices and inputs may be reduced for many instruments.  This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3.  In addition, a continued downturn in market conditions could lead to further declines in the valuation of many instruments.  For further information on the fair value definition, Level 1, Level 2 and Level 3 hierarchy, and related valuation techniques, see Note S, page 93 to the consolidated financial statements.

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

For assets and liabilities measured at fair value on a non-recurring basis, fair value is determined by using various valuation approaches.  The same hierarchy as described above, which maximizes the use of observable inputs and minimizes the use of unobservable inputs, by generally requiring that the observable inputs be used when available, is used in measuring fair value for these items.  For further information on financial statement assets and liabilities that are measured at fair value on a recurring and non-recurring basis, see Note S, page 94 to the consolidated financial statements.

Share-Based Compensation.  We grant nonqualified stock options, incentive stock options and restricted stock. Most of our stock option and restricted stock awards include a service condition that relates only to vesting. The stock option awards generally vest in three to five years from the grant date, as does the restricted stock awards. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is generally the maximum vesting period of the award.

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

Share-based compensation expense is based on awards ultimately expected to vest, and it is reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share-based compensation is discussed in more detail in Notes A and M to the Company’s consolidated financial statements presented elsewhere in this report.

Income Taxes. The Company estimates its income taxes for each period for which a statement of income is presented. This involves estimating the Company’s actual current tax exposure, as well as assessing temporary differences resulting from differing timing of recognition of expenses, which are included in the Company’s consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and, to the extent that recovery is not likely, a valuation allowance must be established.

The determination of our ability to fully utilize our deferred tax assets requires significant judgment, the use of estimates and the interpretation of complex tax laws. The Company has determined that it is “more likely than not” that we will not be able to fully recognize all of our deferred tax assets. As such, we have written them down to the estimated amount that more likely than not will be realized. Prospectively, as the Company continues to evaluate available evidence, including the depth of the current economic downturn and its implications on its operating results, it is possible that the Company may deem more or less of its deferred income tax assets to be realizable.

Recent Developments

The U.S. and global economies have experienced and are experiencing significant stress and disruptions in the financial sector. Dramatic slowdowns in the housing industry with falling home prices and increasing foreclosures and unemployment have created strains on financial institutions, including, government-sponsored entities and investments banks. As a result, many financial institutions have sought and continue to seek additional capital or to merge with larger and stronger institutions.

Recently, the federal government announced various programs under the Emergency Economic Stabilization Act of 2008 (“EESA”) intended to inject liquidity and stabilize the financial industry. EESA includes the Troubled Assets Relief Program (“TARP”) (which includes the TARP Capital Purchase Program), FDIC Temporary Liquidity Guarantee Program (“TLGP”) and the Money Market Investor Funding Facility. In the fourth quarter of 2008, the Bank elected to participate in the TLGP program, which provides unlimited FDIC insurance coverage, effective October 14, 2008, on transaction accounts until June 30, 2010. This insurance is in addition to the temporary FDIC increase in insurance coverage from $100,000 to $250,000 on all deposit accounts.

It cannot be determined whether these recent steps taken by the federal government will result in significant improvement in the financial and economic conditions affecting the banking industry. Despite the federal government’s recent fiscal and monetary measures, if the U.S. economy were to remain in a recessionary condition for an extended period, this would present additional significant challenges for the U.S. banking and financial services industry.

Overview

In 2008, the Federal Reserve lowered its Federal funds rate (the rate at which banks may borrow from each other) by two hundred basis points resulting in lower deposit rates being offered by the Bank, which has a positive, effect on the interest margin. However, the Bank’s variable rate loans adjusted downward with the decline in the Prime Rate during 2008, subject to any contract floor rates. The net effect of these changes was a decline in the net interest margin for the twelve months ending December 31, 2009 as compared to the same period in the prior year. Also contributing to this decline is the increase in nonperforming assets in 2009, which decreased the yield of the loan portfolio for this period.

For the twelve months ended December 31, 2009, we reported a net loss of $19,943,471, a decrease of $23,258,832 or 701.5% over our net income of $3,315,361 for the year ending December 31, 2008. The decline in earnings is a result of a $29.0 million increase in the provision for loan loss charged to expense. The significant increase in this provision in 2009 reflects deterioration in regional economic conditions, decline in regional real estate values, updated assessments of the financial condition of borrowers and regulatory review of our portfolio. Non interest income declined 4.79% or $102,000 and non interest expense increased 4.93% or $474,000.  On a per share basis, net loss equaled $(8.85) in 2009 compared with $1.46 net income per share in 2008.

Return on average total assets for 2009, 2008 and 2007 was (5.85%), 1.10% and 1.52%, respectively.  Return on average shareholders’ equity declined to (62.23%) in 2009 compared to 11.04% in 2008.

At December 31, 2009, total assets were $357.8 million, an 11.1% increase over the $321.9 million at December 31, 2008. We showed loans, net of unearned fees of $271.2 million in 2009, compared with $267.4 million at year end 2008, an increase of 1.4%. Deposits increased $37.8 million, growing 14.9%, from $253.9 million at year end 2008 to $291.7 million at year end 2009. The loan-to-deposit ratio was 93.0% in 2009 and 105.3% in 2008. In 2010 we anticipate slower growth in assets, loans and deposits.

Total shareholders equity decreased by $12.0 million or 38.9% during the twelve months ended December 31, 2008.  The decline is a result of the current year loss of $19.9 million.

Section 404 of Sarbanes-Oxley Act of 2002 requires the Securities and Exchange Commission (“SEC”) to prescribe rules requiring the establishment, maintenance and evaluation of an issuer’s internal control of financial reporting.  We certified compliance in this report for the year ended December 31, 2009.  Our external independent auditors are required to attest to and report on management's assessment of internal control over financial reporting beginning December 31, 2010.  Our management and staff worked diligently evaluating and documenting the internal control systems in order to allow our management to report on our internal control over financial reporting.

Year 2009 continued to be a very challenging year for us. The deterioration in credit markets that started to show in 2007 continued through 2008 and 2009. The housing crisis, the unraveling of sub-prime loans, the freezing of the credit markets, which led to failures of major investment banks and commercial banks and thrifts, all have led to unprecedented market volatility. The resulting contraction in the economy, evidenced by high unemployment, asset price declines and falling consumer spending, leading to falling business revenues, has hurt financial services companies, including our bank.

During 2009, we experienced significant deterioration in our loan portfolio, especially in the commercial real estate and construction sector caused by the decline in asset values, and tightening of cash flows from the slowdown in the economy. The increased provision for loan losses, along with the low interest rate environment adversely affected our net income in 2009.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between total interest income and total interest expense.  Net interest income, adjusted to a fully taxable equivalent basis, declined by $184,000 to $14.6 million, down 1.2% from 2008 net interest income of $14.8 million.  Net interest income on a fully taxable equivalent basis, as shown on the table - Average Balances, Yields and Rates Paid on page 33, is higher than net interest income on the statements of operations because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($340,000 in 2009 and $334,000 in 2008, based on a 34% federal income tax rate).

Net interest income for the year ended December 31, 2009 (stated on a fully taxable equivalent basis) is a result of a $1.7 million decline in interest income offset by a somewhat smaller decline of $1.6 million in interest expense for a net effect of $184,000 or 1.24%. During 2009 the fed funds rate and the prime lending rate has been unchanged. The target fed funds rate is 0 to .25% and the Wall Street Journal Prime lending rate is 3.25%.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin.  Our net interest margin decreased 74 basis points to 4.52% for 2009 from 5.26% in 2008.  The decrease in the net interest margin is a result of the146 basis point decline in tax yield on earning assets compared to a 74 basis point decline in the yield on earning liabilities.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) decreased by $1.7 million to $18.5 million in 2009, an 8.6% decrease from the $20.3 million realized in 2008.

The $1.7 million decrease in interest income was the result of a $1.6 million increase due to the growth in volume of average balances, together with a $3.3 million decrease in income related to lower interest rates on earning assets for a net decrease of $1.7 million.  The yield on earning assets was 5.73% as of December 31, 2009 compared to 7.19% in 2008, a 146 basis point decrease. The decrease is the result of a decline in interest rates paid by borrowers and an increase in the amount of loans now in non accrual status due to delinquencies and uncertainties as to collectability.

Interest Expense

Total interest expense decreased by $1.6 million to $3.9 million as of December 31, 2009 compared to $5.4 million in 2008.  The average rate paid on all interest-bearing liabilities decreased from 2.54% in 2008 to 1.55% in 2009, a 99 basis point decrease.  Average balances on earning liabilities increased from $214.7 million to $250.9 million, a 16.9% gain in earning liabilities.

The gain in volume of average balances was responsible for a $633,000 increase in interest expense while lower rates paid were responsible for a $2.2 million decrease in interest expense resulting in a decrease in interest expense of $1.6 million. The decline in rates paid on interest-bearing liability balances is the primary cause for the decrease in interest expense.

Individual components of interest income and interest expense are provided in the table-Average Balances, Yields and Rates Paid on the following page.

SONOMA VALLEY BANCORP
AVERAGE BALANCES/YIELDS AND RATES PAID
Rate/Volume
	2009			2008			2007
ASSETS	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans(2):
Commercial	$193,213,644	$12,146,184	6.29%	$177,266,393	$13,154,813	7.42%	$158,772,063	$12,943,010	8.15%
Consumer	37,364,234	2,337,285	6.26%	32,199,803	2,292,529	7.12%	28,115,183	2,504,305	8.91%
Real estate construction	25,842,109	1,293,035	5.00%	27,247,317	2,135,850	7.84%	30,167,065	2,640,403	8.75%
Real estate mortgage	22,249,961	1,508,534	6.78%	19,591,931	1,421,658	7.26%	18,460,123	1,378,532	7.47%
Tax exempt loans (1)	2,058,922	179,250	8.71%	2,171,461	179,250	8.25%	2,278,470	187,389	8.22%
Leases	8,646	0	0.00%	19,140	2,156	11.26%	27,221	2,928	10.76%
Tax exempt leases (1)	0	0	0.00%	0	0	0.00%	0	0	0.00%
Unearned loan fees	(239,044)			(305,246)			(482,421)
Total loans	280,498,472	17,464,288	6.23%	258,190,799	19,186,256	7.43%	237,337,704	19,656,567	8.28%
Investment securities
Available for sale:
Taxable	8,917,211	198,011	2.22%	4,199,237	137,080	3.26%	12,659,444	461,209	3.64%
Tax exempt (1)	0	0	0.00%	0	0	0.00%	0	0	0.00%
Hold to maturity:
Taxable	0	0	0.00%	0	0	0.00%	0	0	0.00%
Tax exempt (1)	13,543,611	803,150	5.93%	13,916,098	803,827	5.78%	15,689,127	980,182	6.25%
Total investment securities	22,460,822	1,001,161	4.46%	18,115,335	940,907	5.19%	28,348,571	1,441,391	5.08%
CA Warrants	29,541	1,188	4.02%	0	0	0.00%	0	0	0.00%
Federal funds sold/Federal Reserve Bank	0	0	0.00%	1,824,686	11,924	0.65%	67,123	3,506	5.22%
FHLB Stock	1,614,660	3,448	0.21%	1,633,447	88,041	5.39%	1,466,403	69,286	4.72%
Total Due from Banks/Interest	19,092,210	46,961	0.25%	2,194,897	38,007	1.73%	834,271	29,847	3.58%
Total interest earning assets	323,695,705	18,517,046	5.72%	281,959,164	20,265,135	7.19%	268,054,072	21,200,597	7.91%
Noninterest-bearing assets:
Reserve for loan losses	(9,205,083)			(3,979,307)			(3,620,160)
Cash and due from banks	5,115,148			5,534,594			5,676,187
Premises and equipment	664,689			794,831			861,563
Other real estate owned	498,653			246,662			0
Other assets	19,653,926			16,997,701			15,720,025
Total assets	$340,423,038			$301,553,645			$286,691,687
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Interest-bearing deposits
Interest-bearing transaction	$31,705,102	$40,399	0.13%	$30,129,902	$49,514	0.16%	$29,053,472	$47,332	0.16%
Savings deposits	90,993,417	822,434	0.90%	78,614,676	1,433,907	1.82%	75,703,801	1,887,350	2.49%
Time less than $100,000	36,576,474	871,562	2.38%	32,128,240	1,138,555	3.54%	29,008,487	1,300,629	4.48%
Time $100,000 and over	64,970,416	1,421,287	2.19%	50,707,135	1,933,523	3.81%	41,397,521	1,957,123	4.73%
Total interest-bearing deposits	224,245,409	3,155,682	1.41%	191,579,953	4,555,499	2.38%	175,163,281	5,192,434	2.96%
Federal funds purchased	0	0	0.00%	120,218	2,652	2.21%	0	0	0.00%
Long term debt & other borrowings	26,701,918	727,573	2.72%	22,976,885	889,470	3.87%	24,441,329	1,244,256	5.09%
Total interest-bearing liabilities	250,947,327	3,883,255	1.55%	214,677,056	5,447,621	2.54%	199,604,610	6,436,690	3.22%
Non interest-bearing liabilities:
Demand deposits	49,840,098			50,167,445			53,941,828
Other liabilities	7,585,547			6,690,052			5,897,019
Shareholders’ equity	32,050,066			30,019,092			27,248,230
Total liabilities and shareholders’ equity	$340,423,038			$301,553,645			$286,691,687
Interest rate spread			4.17%			4.65%			4.68%
Interest income		$18,517,046	5.72%		$20,265,135	7.19%		$21,200,597	7.91%
Interest expense		3,883,255	1.20%		5,447,621	1.93%		6,436,690	2.40%
Net interest income/margin		$14,633,791	4.52%		$14,817,514	5.26%		$14,763,907	5.51%
(1)	Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2009, 2008 and 2007
(2)
Non accrual loans have been included in loans for the purposes of the above presentation.  Loan fees of approximately $245,000, $353,000 and $536,000 for the twelve months ended December 31, 2009, 2008 and 2007, respectively, were amortized to the appropriate interest income categories.

SONOMA VALLEY BANCORP
Rate/Volume Analysis

		2009 over	2008			2008 over	2007
	Volume	Rate	Vol/Rate	Total	Volume	Rate	Vol/Rate	Total
ASSETS
Interest-earning assets:
Loans:
Commercial	1,183,434	(2,011,137)	(180,926)	(1,008,629)	1,507,647	(1,160,648)	(135,196)	211,803
Consumer	367,692	(278,300)	(44,636)	44,756	363,830	(502,589)	(73,017)	(211,776)
Real estate construction	(110,151)	(772,504)	39,840	(842,815)	(255,554)	(275,681)	26,682	(504,553)
Real estate mortgage	192,876	(93,337)	(12,663)	86,876	84,519	(39,002)	(2,391)	43,126
Tax exempt loans	(9,290)	9,798	(508)	0)	(8,801)	694	(33)	(8,139)
Leases	(1,182)	(2,156)	1,182	(2,156)	(869)	138	(41)	(772)
Tax exempt leases	0	0	0	0	0	0	0	0
Unearned fee income	0	0	0	0	0	0	0	0
Total loans	1,623,379	(3,147,637)	(197,711)	(1,721,968)	1,690,772	(1,977,087)	(183,996)	(470,311)

Investment securities:
Available for sale:
Taxable	154,014	(43,834)	(49,249)	60,931	(308,222)	(47,954)	32,047	(324,129)
Tax-exempt	0	0	0	0	0	0	0	0
Held to maturity:
Taxable	0	0	0	0	0	0	0	0
Tax-exempt	(21,516)	21,412	(573)	(677)	(110,770)	(73,941)	8,356	(176,355)
Total investment Securities	132,498	(22,422)	(49,822)	60,254	(418,993)	(121,894)	40,403	(500,484)
CA Warrants	0	0	1,188	1,188	0	0	0	0
Federal funds sold	(11,924)	(11,924)	11,924	(11,924)	91,802	(3,067)	(80,316)	8,418
FHLB Stock	(1,013)	(84,553)	972	(84,593)	7,893	9,752	1,111	18,755
Due from banks-int bearing	292,595	(32,608)	(251,033)	8,954	48,678	(15,401)	(25,117)	8,160
Total interest-earning Assets	2,035,536	(3,299,144)	(484,481)	(1,748,089)	1,420,152	(2,107,698)	(247,916)	(935,462)

LIABILITIES
Interest-bearing liabilities:
Interest-bearing deposits:
Savings deposits	2,589	(11,122)	(581)	(9,115)	1,754	413	15	2,182
Interest-bearing demand Deposits	225,784	(723,357)	(113,900)	(611,473)	72,570	(506,536)	(19,477)	(453,443)
Time less than $100,000	157,636	(372,988)	(51,641)	(266,993)	139,878	(272,631)	(29,320)	(162,074)
Time $100,000 and over	543,876	(824,258)	(231,854)	(512,236)	440,124	(378,587)	(85,138)	(23,600)
Total interest-bearing Deposits	929,884	(1,931,725)	(397,976)	(1,399,817)	654,326	(1,157,341)	(133,920)	(636,935)
Federal funds purchased	(2,652)	(2,652)	2,652	(2,652)	0	0	2,652	2,652
Long term debit & other borrowing	144,202	(263,397)	(42,702)	(161,897)	(74,552)	(298,095)	17,861	(354,786)
Total interest-bearing Liabilities	1,071,434	(2,197,774)	(438,027)	(1,564,366)	579,774	(1,455,436)	(113,407)	(989,069)
Interest differential	964,101	(1,101,370)	(46,454)	(183,723)	840,378	(652,262)	(134,509)	53,607

Volume/Rate variances were allocated in the following manner:
a. Changes affected by volume (change in volume times old rate)
b. Changes affected by rates (change in rates times old volume)
c. Changes affected by rate/volume (change in volume times change in rates)
The total for each category was arrived at by totaling the individual items in their respective categories.

Provision for Loan Losses

The provision for loan losses charged to operations as of December 31, 2009 was $31.1 million compared to $2.1 million in 2008.  The provision for loan losses is based on our evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding.   We experienced modest loan growth in 2009 and expect little to no loan growth in 2010.  Like many community banks, the Bank has a significant concentration of commercial real estate loans in its loan portfolio.  In 2009, due to severe economic recession, overly inflated real estate values, and the lack of available financing options, local commercial real estate values declined considerably.  This severely impacted the Bank’s commercial real estate portfolio causing additional provisions for loan losses. The Bank has been proactive in obtaining current appraisals on loans secured by commercial real estate. Per regulatory and accounting guidelines, the Bank is required to write-down collateral-dependent loans to the fair market value of the collateral and set a reserve for potential selling costs.  As these loans were charged off against the loan loss reserve, the reserve was reduced to a level that did not take into consideration the inherent risk in the remaining portfolio, and thus needed to be replenished.  Additionally, due to increased risk associated with a faltering economy and an increase in the Bank’s loss history, the Bank increased reserves on all non-classified loans.   Although the economy has shown some signs of stabilization, conditions in the commercial real estate market are anticipated to worsen further which will likely result in additional provisions for loan loss in 2010.

The non-performing assets to total loans ratio was 9.47% as of December 31, 2009 compared to 2.54% in 2008.  Non accrual loans were $22.2 million as of December 31, 2009 compared to $6.2 million as of December 31, 2008, an increase of 255.7%.  Loans charged-off were $23.4 million and recoveries were $299,000 for 2009 compared with $1.0 million in charge-offs and $227,000 in recoveries for the same period in 2008.  The increase in charge-offs in 2009 is a result of multiple causes including a significant and growing recession during 2009 which caused more business failures and borrowers to become delinquent and unable to payback their loans, a material drop in real estate values and the application of regulatory and accounting guidance which require certain assets to be written down to fair market value of the collateral, in some cases, as much as 60% in the Bank’s lending area.  Refer to page 73, Note D for an analysis in the changes in allowance for loan losses including charge offs and recoveries.

Non-interest Income

Non-interest income of $2.0 million for 2009 decreased 4.8% or $102,000 compared to the $2.1 million recorded in 2008.  Of the decrease, 42.2% or $43,000 was due to a decrease in other fee income, 29.4% was a result of a decrease in all other non interest income of $30,000 and the service charges on deposit accounts showed a decrease of 28.5% or $29,000.

Other fee income showed a decrease in 2009 of 12.3% or $43,000 from $350,000 in 2008 to $307,000 in 2009.  The decline in income is a result of a decrease of $20,000 in income we earned from credit card merchant activity, which decreased from $152,000 in 2008 to $132,000 in 2009.  Also contributing to the decrease was a decline of $11,000 in loan referral income from $41,000 in 2008 to $29,000 in 2009, a decrease of $9,000 in wire and money transfer fees a decline in ATM non customer fees of $3,000.

All other non-interest income showed an 8.73% decrease or $39,000 from $448,000 in 2008 to $409,000 in 2009.  This is largely a result of a decrease in the income generated by the bank owned life insurance policies in 2009.   Income on the policies was $423,000 in 2008 compared to $384,000 in 2009 or yields of 4.08% and 3.55%, respectively. The earnings on these policies will increase as the balances increase and if market rates increase, the income produced by these policies should also increase.

Non-interest Expense

Total non-interest expense increased 4.9% to $10.1 million in 2009 from $9.6 million in 2008.  Non-interest expense represented 2.97% of average total assets in 2009 and 3.19% in 2008. The expense/asset ratio is a standard industry measurement of a bank's ability to control its overhead or non-interest costs. During 2010, we will continue to emphasize cost controls, although certain costs, such as costs of company insurance and workers compensation insurance and medical benefits are not controllable by management.  Refer to Note J, page 79 for a detailed description of Non-Interest Income and Other Non-Interest Expense.

Salaries and Benefits

Salary and benefits decreased 14.7% or $822,000 from $5.6 million in 2008 to $4.8 million in 2009. Expenses for salaries and bonuses declined by 11.2% or $512,000. There was no employee incentive expense in 2009 compared to $320,000 in 2008. Salaries declined by $139,000 in 2009 from $3.476 million at year end 2008 to $3.337 million as of December 31, 2009. Miscellaneous employee benefit expense declined by $387,000 from $1.014 million to $627,000 as of December 31, 2008 and 2009, respectively. $378,000 of the decline is a result in the accrual required for the Supplemental Executive Retirement Plan, which was $367,000 in 2009 compared to $745,000 in 2008. Restricted stock expense declined $13,000 from $163,000 in 2008 to $150,000 in 2009 due to the fact that one restricted stock grant was fully vested in July at which time the monthly expense declined. Offsetting these declines group health insurance increased $90,000, a 30.2% increase. At December 31, 2009 and December 31, 2008 total full time equivalent employees were 53 and 54, respectively a decrease of one full time equivalent employee. Year-end assets per employee were $6.8 million in 2009 compared with $6.0 million in 2008.

Premises and Equipment

Expense relative to premises and equipment increased $60,000 (6.4%) to $997,000 in 2009 from $937,000 in 2008.  Most areas of premises and equipment showed increases except for bank auto expense which declined. The largest increase was in the area of software expense which increased by $31,000. This is a result of enhancements to our on-line banking product, wire transfer capability and implementation of paperless board books.   Lease expense showed an increase of $12,000 (2.97%) over 2008. Miscellaneous equipment expense showed an increase of $11,000 in 2009 over 2008. This is a result of an increase in 2009 for smaller equipment expenses which do not qualify for capitalization under our fixed asset policy.

The Bank continues to emphasize security in its computer operations. Equipment and software are monitored and upgraded as appropriate to ensure confidentiality of customer and Company data contributing to additional increases in expense. We continue to emphasize the utilization of technology to accommodate customer and market demands.

Other Non-interest Expense

The most significant dollar increase was in the area of other non-interest expense. Other non-interest expense showed an increase of 40.2% or $1.2 million to $4.3 million in 2009 from $3.1 million in 2008.  The largest percentage of this increase was due to increases in FDIC and other insurance.  FDIC and other insurance was $264,000 in 2008 and increased to $911,000 in 2009, an increase of $647,000 or 52.3% of the total increase of $1.2 million. The FDIC assessment showed the most significant increase of $644,000 from $156,000 in 2008 to $800,000 in 2009, an increase of 412.8%. There was a special assessment by the FDIC payable September 30, 2009 in the amount of $155,000, in addition to the regular assessment of $113,000.

Professional fees represented 36.3% or $449,000 of the $1.2 million increase in other non-interest expense. Professional fees were $1.1 million in 2008 and grew to $1.6 million in 2009. All categories of professional fees showed increases except for expenses related to courier and armored car services and fees paid to our stock transfer agent which both showed decreases. The largest increase was in the area of legal fees related to loan compliance and collection, which showed an increase of $112,000 over the same period of 2008. Legal fees related to corporate matters showed an increase of $80,000 over the prior year. Expense for director retirement increased $67,000 in 2009 over 2008. In 2009, two new directors were added to the program and in 2008 $47,000 was credited back to expense for a director that was no longer a participant. Additionally, as directors are closer to retirement, the expense increases. Other professional and director fees both showed increases of $47,000 each in 2009 over 2008. The increase in director fees is a result of increasing the frequency of meetings. We continue to outsource many of our in house tasks to cut expenses. Expense for outsourcing IT, Outside Audit expenses, Accounting and Taxes and Sarbanes Oxley expense increased by $38,000, $17,000, $14,000 and $11,000, respectively.

Loan expense represented 17.5% or $216,000 of the total increase in other non-interest expense, which grew from $76,000 in 2008 to $292,000 in 2009. Of the increase loan appraisal expense showed an increase of $73,000 from $20,000 in 2008 to $93,000 in 2009. This is due to the fact that in 2009 we had additional appraisals performed on our real estate secured loans to analyze our collateral position. Expense on foreclosed property showed an increase of $44,000, a part of which reflects a write down on Other Real Estate Owned. Loan collection expense and other loan expense showed increases of $23,000 and $18,000, respectively.

Provision for Income Taxes

The Company recorded an income tax benefit of $5.0 million, or 20% of pre-tax loss in 2009. This compares to income tax expenses of $1.6 million, or 32.1% of pre-tax income in 2008. The percentage for 2009 is less than the statutory rate due to the creation of a partial valuation allowance against the deferred tax asset, after management determined that it is “more likely than not” that we will be able to fully recognize all of our deferred tax assets based on the cumulative pre-tax losses exceeding four years. This increased expense is partially offset by federal tax credits on California Affordable Housing Investments and tax exempt income such as earnings on Bank owned life insurance and municipal loan and investment income, which are in addition to the tax benefit generated as a result of the net loss.

Unaudited Quarterly Statement of Operations Data

(Dollars in thousands, except per share data)

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	2009	2009	2009	2009	2008	2008	2008	2008
Net interest income	$3,482	$3,628	$3,625	$3,559	$3,759	$3,601	$3,552	$3,571
Provision for loan and lease losses	(1,800)	(24,450)	(4,250)	(630)	(1,280)	(300)	(310)	(220)
Other operating income	527	520	503	479	514	529	531	557
Other operating expenses	(2,304)	(2,580)	(2,569)	(2,645)	(2,442)	(2,454)	(2,346)	(2,382)
Income before income taxes	(95)	(22,882)	(2,691)	763	551	1,376	1,427	1,526
Provision for income taxes	(36)	3,990	1,213	(205)	(126)	(460)	(480)	(499)
Net (loss)income	(131)	(18,892)	(1,478)	558	425	916	947	1,027
Preferred stock dividends and amortization of preferred stock discount	(137)	(137)	(137)	(61)	0	0	0	0
Net (loss)income available to common stockholders	(268)	(19,029)	(1,615)	497	0	0	0	0
(Loss)earnings per share available to common shareholders:
Basic	$(.12)	$(8.27)	$(.70)	$.22	$.19	$.41	$.42	$.46
Diluted	$(.12)	$(8.27)	$(.70)	$.22	$.19	$.40	$.41	$.45

Restatement of Previously Issued Financial Statement. Commencing after the date of the original filing of the Company’s Form 10-Q for the quarter ended September 30, 2009, the Company reclassified certain loans that had been restructured, resulting in additional loan charge-offs and provision for loan losses related to the reclassified loans. The Company also reclassified certain restructured loans as non-accrual loans and reversed interest income previously recognized on these loans. The Bank amended its regulatory call report for the quarter ended September 30, 2009 to reflect these adjustments. The Company also recorded the additional loss reserves, charge offs, and reversal of interest income in the quarter ended September 30, 2009, and reflected the additional non-accrual and impaired loans in its financial statements as of September 30, 2009. On February 17, 2010, the Company concluded that the Company’s previously issued third quarter 2009 consolidated financial statements needed to be restated and that the Company’s Form 10-Q for the quarter ended September 30, 2009, would need to be amended.

As a result of the restatement, the following line items were adjusted in the Quarterly Statement of Operations Data above (in thousands):

	Restated	Previously	Effect of
	Q3-2009	Reported	Change
		Q3-2009
Net interest income	$3,628	$3,818	$(190)
Provision for loan and lease losses	(24,450)	(2,550)	21,900
Income before income taxes	(22,882)	(792)	(22,090)
Provision for income taxes	3,990	434	3,556
Net (loss)income	(18,892)	(358)	(18,534)
Net (loss)income available to common stockholders	(19,029)	(495)	(18,534)
(Loss)earnings per share available to common shareholders:
Basic	$(8.27)	$(.22)	$(8.05)
Diluted	$(8.27)	$(.21)	$(8.06)

BALANCE SHEET ANALYSIS

Investment Securities

Investment securities were $33.3 million at December 31, 2009, an increase of 63.1% from the $20.4 million at December 31, 2008.  At year end 2009, the overall portfolio had a market value of $33.7 million compared with an amortized cost of $33.5 million. In recent years the Bank has not purchased securities to replace maturing investments due to the loan growth we were experiencing. With the growth in deposits and the slow down in loan growth we deployed the funds to investments. We purchase securities rated A or higher by Standard and Poor’s and/or Moody’s Investors Service.  In the event a security is downgraded, we will monitor the investment more closely or sell if appropriate.  Local tax-exempt bonds are occasionally purchased without an A rating.

Securities are classified as held to maturity (HTM) if we have both the intent and the ability to hold these securities to maturity.  As of December 31, 2009, we had securities totaling $12.9 million with a market value of $13.3 million categorized as held to maturity.  Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.

Securities are classified as available for sale (AFS) if we intend to hold these debt securities for an indefinite period of time, but not necessarily to maturity.  Investment securities which are categorized as available for sale are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity.  Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy.  Securities held in the available for sale category are recorded at market value, which is $20.5 million compared to an amortized cost of $20.6 million as of December 31, 2009.

There were fourteen equity securities of $10,000 and two Treasury securities of $10.4 million in the AFS portfolio and four securities of $685,000 in the HTM portfolio that are temporarily impaired as of December 31, 2009. Unrealized losses totaled $34,000 on equity securities, $207,000 on the Treasury securities and $7,000 on municipal securities. Of the above, 14 equity securities or $10,000 in the AFS portfolio and two municipal securities of $393,000 in the HTM portfolio that have been in a continuous loss position for 12 months or more as of December 31, 2009.    The primary cause of the impairment of these securities is interest rate volatility due to market volatility and downgrades of municipal insurers causing municipal securities to rely on the underlying rating of the municipality which is typically lower than AAA rated.  There is one municipal security of $51,000 which has been classified as substandard as it is in bankruptcy, although it has continued to make interest payments. No allowance for loss has been set aside for this security. It is our intention to carry the securities to maturity date, at which time we will receive face value for the securities at no loss. The equity securities are minimal shares of local and peer group banks so that we may better review their financial and compensation information.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses to the income statement are recognized upon sale, or at such time as management determines that a permanent decline in value exists.  In our opinion, there was no investment in securities at December 31, 2009 that constituted a material credit risk to the Company.  Except as noted above, the lower market value to amortized costs was a result of the increase in market interest rates and not an indication of lower credit quality. There is some uncertainty in the market relative to the companies insuring the municipal securities that we hold. We are monitoring this situation very closely and believe that the municipalities will be able to fulfill their obligations and there will be no need to rely on the insurance companies for payment. When the insurance companies are down graded, it lowers the rating on the securities and therefore affects the fair value.

The table below shows the components of the investment portfolio and average yields.  For further information concerning our total securities portfolio, including market values and unrealized gains and losses, refer to Note C of the Notes to Consolidated Financial Statements on pages 70 - 72.

	Twelve Months Ended 12/31/09			Twelve Months Ended 12/31/08
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate

Investment securities:
U.S. Treasury securities	$1,581,660	$25,654	1.62%	$902,378	$18,457	2.05%
U.S. federal agency issues	7,321,297	172,358	2.35%	3,270,640	118,062	3.61%
State, county & munis	13,543,611	803,150	5.93%	13,916,098	803,827	5.78%
Other securities	14,254	166	1.16%	26,219	561	2.14%
Total investment securities	$22,460,822	$1,001,328	4.46%	$18,115,335	$940,907	5.19%

Loans

A comparative schedule of average loan balances is presented in the table on page 33; additional loan information can be found in Note D to the Consolidated Financial Statements on page 72.

Loan balances, net of deferred loan fees, grew $3.8 million or 1.4% from $267.4 million as of December 31, 2008 to $271.2 million as of December 31, 2009.  The following table sets forth components of loans outstanding by category:

	December 31,	Percentage	December 31,	Percentage
	2009	of Total	2008	of Total

One to four family residential	$63,852,298	23.5%	$58,278,679	21.8%
Multifamily residential	21,860,559	8.1%	20,632,002	7.7%
Farmland	8,923,453	3.3%	7,512,751	2.8%
Commercial real estate	109,146,997	40.2%	108,379,451	40.5%
Construction/Land Development 1-4 family	27,604,056	10.2%	25,849,969	9.7%
Other construction/land development	16,007,666	5.9%	23,418,980	8.8%
Consumer loans	3,273,139	1.2%	3,590,856	1.3%
Other loans to farmers	3,934,468	1.4%	3,878,649	1.4%
Commercial, non real estate	14,881,960	5.5%	13,966,747	5.2%
Municipalities	1,982,833	0.7%	2,099,035	0.8%
Lease financing receivables	0	0.0%	17,635	0.0%
Total gross loans	271,467,429	100.0%	267,624,754	100.0%
Deferred loan fees	(229,407)		(215,470)
Loans net of deferred loan fees	$271,238,022		$267,409,284

As indicated above, the majority of the Company’s loan portfolio is secured by real estate. As of December 31, 2009 and December 31, 2008, approximately 91.2% and 91.3% respectively, of the Bank’s loans were secured by real estate. As of December 31, 2009, commercial real estate properties were identified as a concentration of credit as it represented 40.2% of the loan portfolio.  Another significant concentration is loans secured by one to four family residential properties, which represented 23.5% of the loan portfolio.

The substantial decline in the economy in general and the decline in residential and commercial real estate values in the Company’s primary market area in particular have had an adverse impact on the collectability of certain of these loans and have required increases in the provision for loan losses.  The Bank monitors the effects of current and expected market conditions as well as other factors on the collectability of real estate loans.  Management believes that the adverse impact on the collectability of certain of these loans will continue into 2010, as the combined effects of declining commercial real estate values and deteriorating economic conditions will place continued stress on the Bank’s small business and commercial real estate investor borrowers.

As of December 31, 2009, there was $109.1 million in commercial real estate loans representing 40.2% of the loan portfolio.  Commercial real estate loans have been identified as a higher risk concentration based on the impact of the economic conditions and supported by the rise in delinquencies and requests for payment deferments.  Many of these loans have been assigned to a special asset manager for enhanced monitoring.  Updated financial data is being obtained from borrowers. The allowance for loan losses may be increased in the coming quarters if there is further deterioration in the credit quality of the commercial real estate loan portfolio, or if collateral values continue to drop.

Construction loans are primarily interim loans to finance the construction of commercial and single family residential property.  These loans are typically short-term.  .  Maturities on real estate loans other than construction loans are generally restricted to five years (on an amortization of thirty years with a balloon payment due in five years).  Any loans extended for greater than five years generally have re-pricing provisions that adjust the interest rate to market rates at times prior to maturity.

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

As of December 31, 2009, the Company had nine borrowing relationships that exceeded 25% of risk-based capital. Additionally, the Company identified three geographic concentrations in developments located in Santa Rosa, Petaluma and Windsor.

Based on its risk management review and a review of its loan portfolio, management believes that its allowance for loan losses as of December 31, 2009, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the loan loss reserve cannot be determined with precision, but is subject to periodic review, and could be susceptible to significant change in future periods.

Loan Commitments and Letters of Credit

Loan commitments are written agreements to lend to customers at agreed upon terms, provided there are no violations of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  Loan commitments may have variable interest rates and terms that reflect current market conditions at the date of commitment.  Because many of the commitments are expected to expire without being drawn upon, the amount of total commitments does not necessarily represent our anticipated future funding requirements.  Unfunded loan commitments were $38.6 million at December 31, 2009 and $42.3 million at December 31, 2008.

Standby letters of credit commit us to make payments on behalf of customers when certain specified events occur.  Standby letters of credit are primarily issued to support customers' financing requirements of twelve months or less and must meet our normal policies and collateral requirements.  Standby letters of credit outstanding were $373,000 at December 31, 2009 and $118,000 at December 31, 2008.

Nonperforming Assets

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

The Bank has a process to review all nonperforming loans on a quarterly basis.  The Bank considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.  Impaired loans as of December 31, 2009 were $31.7 million as compared to $8.6 million as of December 31, 2008.  The evaluation of impaired loans will continue in the coming quarters as the Bank receives updated appraisals, financial information, and economic trends relevant to individual non-accrual loans.

We had loans of $22.2 million in non-accrual status at December 31, 2009 and $6.2 million at December 31, 2008.  There were $10.9 million in loans 90 days or more past due at December 31, 2009 and $2.8 million at December 31, 2008.  We have more loans in non-accrual status than are 90 days past due because management determined the continued collection of principal or interest is unlikely, given the information available today. This is  further discussed in the guidelines in the paragraph below.

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

A loan is classified as a restructured loan when the interest rate is reduced, when the term is extended beyond the original maturity date, or other concessions are made by us, because of the inability of the borrower to repay the loan under the original terms. We had $7.3 million in renegotiated loans as of December 31, 2009 and $283,000 as of December 31, 2008.

The following table provides information with respect to the components of nonperforming assets at the dates indicated:

	December 31, 2009	December 31, 2008
Non-accrual loans	$22,197,070	$6,239,882
Other real estate owned	3,852,349	285,665
Restructured loans	7,315,444	282,557
Total non performing assets	$33,364,863	$6,808,104

Nonperforming assets as a percent of loans, net of unearned fees, plus OREO	12.13%	2.54%
Nonperforming assets as a percent of total assets	9.31%	2.11%

When appropriate or necessary to protect the Bank’s interest, real estate taken as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure.  Real property acquired in this manner is known as other real estate owned (OREO).  OREO is carried on the books as an asset at the lower of the loan balance or the fair value less estimated costs to sell.  OREO represents an additional category of “nonperforming assets.”  The Company had three OREO’s as of December 31, 2009 for $3.9 million and one OREO for $286,000 as of December 31, 2008.

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

Each month the Bank reviews the allowance and increases the allowance as needed.  As of December 31, 2009 and December 31, 2008, the allowance for loan losses was 4.82% and 1.88%, respectively, of loans net of unearned.  No assurance can be given that the increase in the allowance is adequate to reflect the increase in the loan portfolio balance, non-accrual loans and the overall economic downturn, which may adversely affect small businesses and borrowers in the Bank’s market area as of December 31, 2009.  The Bank is working diligently with all borrowers to proactively identify and address difficulties as they arise.  As of December 31, 2009 and December 31, 2008, loan charge-offs totaled $23.4 million and $1.0 million, respectively, and recoveries on previously charged-off loans totaled $299,000 and $227,000, respectively.

As of December 31, 2009, the allowance for loan losses was $13.1 million, or 4.82% of period-end loans, compared with $5.0 million, or 1.88%, at December 31, 2008.  In accordance with FASB ASC 310 accounting standards, the Bank recognizes estimated losses based on appraised values on collateral dependent loans.  The Bank’s year end net charge-offs of $23.1 million is largely due to the Bank’s recognition of estimated losses caused by deterioration of real estate collateral values in the Bank’s lending area.

An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.

	2009	2008

Beginning balance	$5,032,500	$3,723,217
Provision for loan and lease losses	31,130,000	2,110,000
Loans charged off:
Commercial	(18,890,415)	(519,318)
Consumer	(1,013,025)	(449,556)
Real Estate Construction	(2,368,456)	0
Real Estate Loans	(961,920)	(28,400)
Leases	(17,634)	0
Overdrafts	(144,164)	(30,802)
Total charge-offs	(23,395,614)	(1,028,076)
Recoveries:
Commercial	266,497	218,812
Consumer	12,074	1,691
Leases	17,634	0
Overdrafts	2,962	6,856
Total recoveries	299,167	227,359
Net recoveries (charge-offs)	(23,096,447)	(800,717)
Ending balance	$13,066,053	$5,032,500

Net charge-offs to average loans increased when compared with the prior year.  We recorded net losses of $23.1 million or 8.23% of average loans in 2009 compared to net losses of $801,000 in 2008 or .31% of average loans.

Worsening conditions in the general economy and real estate markets will likely continue to adversely affect the loan portfolio, which could necessitate materially larger provisions for loan losses than in prior periods. The drastic changes in the availability of credit during 2009 has negatively impacted most asset values which serve as collateral to the majority of the Bank’s loans. However, as of December 31, 2009, we believe the overall allowance for loan losses is adequate based on our analysis of conditions at that time.

Deposits

A comparative schedule of average deposit balances is presented in the table on page 33; year-end deposit balances are presented in the table below.

Total deposits increased $37.8 million or 14.9% in 2009, to $291.7 million compared to $253.9 million in 2008. Time deposits greater than $100,000, savings, noninterest bearing demand and interest bearing checking showed increases over 2008.  Time deposits greater than $100,000 showed the strongest growth, which showed increases of $25.0 million or 49.4% from $50.7 million in 2008 to $75.7 million in 2009.  Two depositors accounted for $17.0 million of the increase. However, in February 2010 as anticipated, $9.3 million of the $17.0 million was wired out to pay obligations that become due.

Savings deposits grew $7.7 million or 8.8% from $88.3 million to $96.1 million. Customers seem to opt for liquidity since there is not much of a rate premium for extending maturities.

Noninterest bearing demand grew $3.6 million from (7.5%) to $51.9 million as of December 31, 2009 from $48.3 at year end 2008.  Noninterest bearing demand was 17.8% of total deposits as of December 31, 2009 down from 19.0% as of December 31, 2008.

The composition of deposits for the years ending December 31, 2009 and 2008 are as follows:

	December 31,	Percentage	December 31,	Percentage
	2009	of Total	2008	of Total

Interest-bearing Transaction Deposits	$33,110,822	11.3%	$31,062,597	12.2%
Savings deposits	96,053,335	32.9%	88,317,397	34.8%
Time deposits, over $100,000	75,730,229	26.0%	50,694,468	20.0%
Other time deposits	34,911,841	12.0%	35,591,280	14.0%
Total interest-bearing deposits	239,806,227	82.2%	205,665,742	81.0%
Noninterest-bearing demand	51,902,932	17.8%	48,279,759	19.0%
Total deposits	$291,709,159	100.0%	$253,945,501	100.0%

Capital

The Bank is subject to FDIC regulations governing capital adequacy.  The FDIC has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.  Under the current guidelines, as of December 31, 2009, the Bank was required to have minimum Tier I and total risk-based capital ratios of 4% and 8%, respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios to be 6% and 10%, respectively.

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

Based on the FDIC's guidelines, the Bank's total risk-based capital ratio at December 31, 2009 was 6.36% and its Tier 1 risk-based capital ratio was 5.07%.  The Bank's leverage ratio was 4.25%.

The total risk-based capital, Tier 1 risk based capital and leverage ratios for the Company at December 31, 2009, were 6.26%, 4.97% and 4.13%, respectively. The capital ratios for the Company at December 31, 2008, were 11.50%, 10.24% and 9.38%, respectively.  On February 1, 2010, the FDIC notified the Bank by letter that it was “undercapitalized” within the meaning of the Federal Deposit Insurance Act (“FDI Act”) prompt corrective action (“PCA”) capital requirements (12 U.S.C. § 1831o), and directed the Bank to submit, as required by laws and regulations, a Capital Restoration Plan (“CRP”) to the FDIC by March 17, 2010.  The Bank is subject to Section 38 of the FDI Act with respect to undercapitalized institutions requiring that the FDIC monitor the condition of the Bank; requiring submission of a CRP; restricting the growth of the Bank’s assets; and acquiring prior approval for acquisitions, branching and new lines of business.  In addition, the Bank must cease paying dividends, is prohibited from paying management fees to a controlling person and is prohibited from accepting or renewing any brokered deposits. The Company submitted a CRP to the FDIC on March 17, 2010.

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

In February 2001, we approved a program to repurchase and retire Sonoma Valley Bancorp stock. Effective February 20, 2009, the repurchase program was suspended pending the repayment of the Preferred Stock.

In September 2009, the shareholders were notified that the Board of Directors had made a strategic decision to suspend its cash dividend program until further notice.

Off Balance Sheet Commitments and Contractual Obligations

Our off balance sheet commitments consist of commitments to extend credit and standby letters of credit.  These commitments are extended to customers in the normal course of business and are described on page 42, Loan Commitments and Letters of Credit and in Note O to the Consolidated Financial Statements on page 88.  We also have contractual obligations consisting of operating leases for various facilities and payments to participants under our supplemental executive retirement plan, director retirement plan and deferred compensation plan, which are described in Note I on page 77.

The following table summarizes our contractual obligations as of December 31, 2009.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 Years	More than 5 years
Operating Lease Obligations	$2,005,367	$413,487	$1,311,042	$280,838	--
Executive Officer Supplemental Retirement	$12,906,279	$227,159	$698,708	$698,708	$11,281,704
Federal Home Loan Bank - Long Term Borrowings	$40,000,000	$10,000,000	$30,000,000	--	--
Director Retirement Plan	$1,266,648	$10,302	$74,636	$120,063	$1,061,647
Deferred Compensation	$6,390,947	$364,965	$918,271	$765,257	$4,342,454

Liquidity Management and Liability Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations such as certificates of deposit promptly and fully in accordance with their terms and to fund new loans.  Liquidity management also considers the potential for unanticipated deposit withdrawals, unanticipated loan demand and reductions in borrowing capacities.  Liability management for banks involves evaluation and selection of the type, maturities, amounts, rates and availability associated with deposits, borrowings and other liabilities that a bank could undertake.  Liability management is integral to the liquidity management process.

The Bank’s major sources of funds include retail deposit inflows, payments and maturities of loans, sale of loans, investment security sales, investment security maturities and pay-downs, Federal Home Loan Bank (FHLB) advances and borrowings under Federal funds lines, other borrowings.  The Bank’s primary use of funds are for the origination of loans, the purchase of investment securities, the redemption of maturing CD’s, checking and savings deposit withdrawals, repayment of borrowings, payment of operating expenses and dividends to common shareholders and Company obligations (when authorized).

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

To meet liquidity needs, the Bank maintains a portion of funds in cash deposits at other banks, Federal funds sold, excess reserves at Federal Reserve Bank and investment securities.  As of December 31, 2009, primary liquidity was comprised of $4.7 million in cash and cash equivalents, $28.9 million in interest-bearing deposits at Federal Reserve Bank and $20.4 million in available-for-sale securities. This primary liquidity totaled 14.7% of total assets at December 31, 2009, compared to 7.7% and 5.7% at year end 2008 and 2007, respectively.

In addition to liquid assets, liquidity can be enhanced, if necessary, through short or long term borrowings which the Bank classifies as available liquidity.  Available liquidity, which includes the ability to borrow at FHLB, was 15.69% or $57.6 million as of December 31, 2009 and 26.1% or $83.9 million and 40.0% or $118.7 million in 2008 and 2007, respectively.

The Bank also tries to maintain contingent sources of liquidity such as Federal funds lines, a 25% reserve of FHLB advances, and other borrowings.  At December 31, 2009, contingent liquidity was $45.3 million or 12.3% of total assets compared with $42.3 million (13.2%) and $48.7 million (16.4%) as of December 31, 2008 and 2007, respectively.

During the fourth quarter, two correspondent banks suspended the Bank’s unsecured Federal funds purchased lines of credit totaling $11.0 million.  During the first quarter of 2010, an additional two banks suspended their unsecured Federal funds purchased lines of credit totaling $8.0 million.  The Bank is also a member of the FHLB San Francisco and has a secured credit limit for advances, the total usable amount of which is dependent on the borrowing capacity of pledged loans.  The total borrowing capacity for advances was $68.8 million at December 31, 2009, of which $28.8 million was unused and available at December 31, 2009.  In February, the FHLB reduced the Bank’s overall secured credit limit and required the physical delivery of pledged loans and the Bank responded by transferring a security as additional collateral to offset the effect of the reduction in the credit limit and submitting the appropriate loan documentation to the FHLB. As a result, the Bank’s unused available borrowing capacity from the FHLB was $9.3 million at March 11, 2010.  The FHLB has discretionary right going forward to take actions to manage the risk of its credit relationship with the Bank, which potential actions include further reducing the Bank’s overall credit limit and reducing the borrowing capacity of pledged loans.

At year end, the Bank also maintains a $20.0 million secured borrowing capacity with the Federal Reserve Bank of San Francisco’s Discount Window, which was not drawn upon at December 31, 2009.  There were no borrowings outstanding collateralized by the investment portfolio as of December 31, 2009, although $425,000 of securities in the available-for-sale portfolio were pledged for Treasury, Tax & Loan deposits and US  Bankruptcy deposits at the Federal Reserve Bank and $528,000 securities in the held-to-maturity portfolio pledged with Union Bank of California for public entity deposits.  $12.4 million in the held-to-maturity portfolio is free and available to pledge as collateral at Federal Reserve Bank.  To the extent that the investment securities are used as collateral for outstanding borrowings, these securities cannot be sold unless alternative collateral is substituted to collateralize the outstanding borrowings.  The inability to sell these securities would reduce our available liquidity.

Management anticipates that cash and cash equivalents, investment, deposits in financial institutions, potential loan sales and borrowing capacities from the FHLB and the Federal Reserve should provide adequate liquidity for the Bank’s operating, lending, investing, customer deposit withdrawal and maturing borrowing needs and to meet it regulatory liquidity requirements for the foreseeable future.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes.  Using computer-modeling techniques, we are able to estimate the potential impact of changing interest rates on earnings.  A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base.  The forecast balance sheet is usually processed against five interest rate scenarios.  The scenarios usually include 100 and 200 basis point rising rate forecasts, a flat rate forecast and 100 and 200 basis point falling rate forecasts which take place within a one year time frame.  The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon.

Our 2010 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from year end 2009 balances.  The following table summarizes the effect on net income of +100, +200, +300 and a -25 basis point changes in interest rates as measured against a constant rate (no change) scenario.

Interest Rate Risk Simulation of Net Income as of December 31, 2009
(In thousands)

Variation from a constant rate scenario		$ Change in Net Income
+300	bp	$1,474
+200	bp	$846
+100	bp	$338
- 25	bp	$(60)

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

A positive cumulative gap may be equated to an asset sensitive position.  An asset sensitive position in a rising interest rate environment will cause a bank’s interest rate margin to expand.  This results as floating or variable rate loans reprice more rapidly than fixed rate certificates of deposit that reprice as they mature over time.  Conversely, a declining interest rate environment will cause the opposite effect.  A negative cumulative gap may be equated to a liability sensitive position.  A liability sensitive position in a rising interest rate environment will cause a bank’s interest rate margin to contract, while a declining interest rate environment will have the opposite effect.  The table above shows net interest income declining when rates decline and increasing when rates increase. We are usually asset sensitive, which causes the Bank’s net interest margin to expand when rates increase.

The following table sets forth the dollar amounts of maturing and/or repricing assets and liabilities for various periods. This does not include the impact of prepayments or other forms of convexity caused by changing interest rates. Historically, this has been immaterial and estimates for them are not included.

We have more liabilities than assets repricing during the next year. However, because our asset rates change more than deposit rates, our interest income will change more than the cost of funds when rates change.  The table below indicates that we are liability sensitive throughout the next year.  At the end of the twelve month cycle, the rate sensitive gap shows $79.1 million more in liabilities than assets with a repricing opportunity.

We control long-term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than its long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of December 31, 2009 for our interest-bearing assets and interest-bearing liabilities, and our interest rate sensitivity gap as a percentage of total interest-earning assets.  Of the $169.8 million in fixed rate assets repricing in the over 12 months category, shown in the table below, $7.4 million are long term assets with a maturity over five years.  This $7.4 million compares favorably to our long term funding of $70.6 million which includes demand and core deposits and equity.

(dollars in thousands)

	Immediate	Up to 3	4 to 6	7 to 12	Over
December 31, 2009	Reprice	Months	Months	Months	12 Months	Total

ASSETS:
Securities + Other Interest-Bearing Balances	$0	$786	$721	$1,442	$30,717	$33,666
Loans	53,902	12,085	18,586	34,516	139,083	258,172
Fed Funds Sold + Overnight Interest-Bearing Balances	28,625	0	0	0	0	28,625
Total Rate Sensitive Assets	$82,527	$12,871	$19,307	$35,958	$169,800	$320,463

LIABILITIES:
MMDA/NOW/SAV	$129,164	$0	$0	$0	$0	$129,164
CD’s<$100	0	10,726	9,677	9,677	4,832	34,912
CD’s>$100	0	30,798	23,760	5,940	15,232	75,730
Borrowings	0	0	0	10,000	30,000	40,000

Total Rate Sensitive Liabilities	$129,164	$41,524	$33,437	$25,617	$50,064	$279,806

Rate Sensitivity Gap	$(46,637)	$(28,653)	$(14,130)	$10,341	$119,736	$40,657

Cumulative Rate Sensitivity Gap	$(46,637)	$(75,290)	$(89,420)	$(79,079)	$40,657

Cumulative Position to Total Assets	(13.1%)	(21.1%)	(25.0%)	(22.1%)	11.4%

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

We have only moderate market risk in investments because the average maturity in the portfolio is not very long, except for municipals, which are held to maturity (see page 38 and Note C pages 69 - 71 for a discussion of investments).  The portfolio should decline in value only about 1.4% or $662,000 for a 1% increase in rates.  The gain in value if rates fall would be somewhat less, because there are some callable bonds.  Marking-to-market available for sale securities when rates change would add only modest volatility to a strong level of equity.  This market risk acts to offset the interest rate risk (i.e. if rates decline and NIM is squeezed, there would be a concurrent gain in the value of securities).

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

Management's Discussion and Analysis
The Year Ended December 31, 2008 versus December 31, 2007

Summary

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

Net Interest Income

Net interest income is the difference between total interest income and total interest expense.  Net interest income, adjusted to a fully taxable equivalent basis, increased minimally by $54,000 to $14.818 million, up .36% from 2007 net interest income of $14.764 million.  Net interest income on a fully taxable equivalent basis, as shown on the table - Average Balances, Yields and Rates Paid on page 33, is higher than net interest income on the statements of operations because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($334,000 in 2008 and $397,000 in 2007, based on a 34% federal income tax rate).

Net interest income for the year ended December 31, 2008 (stated on a fully taxable equivalent basis) is a result of a $935,000 decline in interest income offset by a somewhat larger decline of $989,000 in interest expense for a net effect of $54,000 or .36%. At the beginning of 2008, the fed funds rate and the Wall street Journal prime rate were at 4.25% and 7.25%, respectively. During the year the Federal Open Market Committee (FOMC) lowered the fed funds target rate seven times for a total of 400 basis points. The target fed funds rate is now 0 to .25% and the Wall Street Journal Prime lending rate is 3.25%.

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

Individual components of interest income and interest expense are provided in the table-Average Balances, Yields and Rates Paid on page 33.

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

At year end the non-performing assets to total loans ratio was 2.54% as of December 31, 2008 compared to 0.45% in 2007.  Non accrual loans were $6.2 million as of December 31, 2008 compared to $800,000 as of December 31, 2007, an increase of 680%.  Loans charged-off were $1.028 million and recoveries were $227,000 for 2008 compared with $251,000 in charge-offs and $17,000 in recoveries for the same period in 2007.  The increase in charge offs in 2008 is a result of multiple issues including an increase in total loans, a significant and growing recession during 2008 which caused more business failures and borrowers to become delinquent and unable to payback their loans, and a material drop in real estate values in the Bank’s lending area.  Refer to page 73, Note D for an analysis in the changes in allowance for loan losses including charge offs and recoveries.

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

Non-interest Expense

Total non-interest expense increased 4.8% to $9.6 million in 2008 from $9.2 million in 2007.  Non-interest expense represented 3.19% of average total assets in 2008 and 3.20% in 2007. The expense/asset ratio is a standard industry measurement of a bank's ability to control its overhead or non-interest costs. During 2009, we will continue to emphasize cost controls, although certain costs, such as costs of company insurance and workers compensation insurance and medical benefits are not controllable by management.  Refer to Note J, page 79 for a detailed description of Non-Interest Income and Other Non-Interest Expense.

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

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding Quantitative and Qualitative Disclosures about Market Risk appears on pages 48 through 52 under the caption “Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations – Market Risk Management” and is incorporated herein by reference.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SONOMA VALLEY BANCORP AND SUBSIDIARY

Audited Consolidated Financial Statements

December 31, 2009

Richardson & Company                                                                                                                                          550 Howe Avenue, Suite 210
Sacramento, California 95825

Telephone: (916) 564-8727
FAX: (916) 564-87288

REPORT OF RICHARDSON & COMPANY
INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

Board of Directors and Shareholders

Sonoma Valley Bancorp and Subsidiary

Sonoma, California

We have audited the accompanying consolidated balance sheets of Sonoma Valley Bancorp and Subsidiary (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sonoma Valley Bancorp and Subsidiary as of December 31, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes Q and T to the financial statements, at December 31, 2009, the Company’s subsidiary, Sonoma Valley Bank (Bank), failed to meet the minimum risk-based capital requirement established by Federal Deposit Insurance Corporation (FDIC). The Bank filed a capital recovery plan on March 17, 2010, which is awaiting FDIC approval.  If the FDIC does not approve the capital recovery plan submitted by the Bank or if the Bank fails to implement the capital recovery plan in any material respect, the Bank will then be subject to additional prompt corrective action provisions.  Achievement of the capital recovery plan depends on future events and circumstances, the outcome of which cannot be assured.

March 30, 2010

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

ASSETS	2009	2008
Cash and due from banks	$4,709,249	$17,959,020
Interest-bearing due from banks	28,940,255	274,035
Total cash and cash equivalents	33,649,504	18,233,055
Investment securities available-for-sale, at fair value	20,450,100	6,578,924
Investment securities held-to-maturity (fair value of $13,285,165 and $14,028,111, respectively)	12,899,779	13,862,911
Loans and lease financing receivables, net	258,171,969	262,376,784
Premises and equipment, net	591,271	734,091
Accrued interest receivable	1,604,544	1,678,547
Other real estate owned	3,852,349	285,665
Cash surrender value of life insurance	11,161,018	10,777,482
Other assets	15,385,104	7,420,622

Total assets	$357,765,638	$321,948,081
LIABILITIES
Noninterest-bearing demand deposits	$51,902,932	$48,279,759
Interest-bearing transaction deposits	33,110,822	31,062,597
Savings and money market deposits	96,053,335	88,317,397
Time deposits, $100,000 and over	75,730,229	50,694,468
Other time deposits	34,911,841	35,591,280
Total deposits	291,709,159	253,945,501
Federal Home Loan Bank borrowings	40,000,000	30,000,000
Accrued interest payable and other liabilities	7,208,298	7,142,484
Total liabilities	338,917,457	291,087,985
Commitments and contingencies ( see accompanying notes )

SHAREHOLDERS’ EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; 8,653 Series A and 433 Series B at December 31, 2009 and none at December 31, 2008 issued and outstanding	8,718,330	0
Common stock, no par value; 10,000,000 shares authorized; 2,326,803 shares in 2009 and 2,290,657 in 2008 issued and outstanding	16,852,765	16,402,084
Additional paid-in-capital	2,630,473	2,577,855
Retained earnings	(9,245,376)	11,863,688
Accumulated other comprehensive (loss)income	(108,011)	16,469
Total shareholders’ equity	18,848,181	30,860,096

Total liabilities and shareholders’ equity	$357,765,638	$321,948,081

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
INTEREST INCOME
Loans and leases	$17,397,029	$19,125,311	$19,592,855
Taxable securities	198,011	136,519	459,978
Tax-exempt securities	530,079	530,526	646,920
Federal funds sold and other	46,961	49,931	33,352
Dividends	4,636	88,602	70,517
Total interest income	18,176,716	19,930,889	20,803,622
INTEREST EXPENSE
Interest-bearing transaction deposits	40,399	49,514	47,332
Savings and money market deposits	822,434	1,433,907	1,887,350
Time deposits, $100,000 and over	1,421,287	1,933,523	1,957,123
Other time deposits	871,562	1,138,555	1,300,629
Interest on borrowings	727,573	892,122	1,244,256
Total interest expense	3,883,255	5,447,621	6,436,690

NET INTEREST INCOME	14,293,461	14,483,268	14,366,932
Provision for loan and lease losses	31,130,000	2,110,000	680,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	(16,836,539)	12,373,268	13,686,932
NON-INTEREST INCOME	2,029,142	2,131,182	2,278,810
NON-INTEREST EXPENSE
Salaries and employee benefits	4,788,331	5,610,821	5,587,176
Premises and equipment	996,511	936,798	959,021
Other	4,313,138	3,076,292	2,635,845
Total non-interest expense	10,097,980	9,623,911	9,182,042

Income before provision for income taxes	(24,905,377)	4,880,539	6,783,700
Provision for income taxes	(4,961,906)	1,565,178	2,440,162
NET (LOSS)INCOME	$(19,943,471)	$3,315,361	$4,343,538
Preferred stock dividends and amortization of preferred stock discount	(471,447)	0	0
NET (LOSS)INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(20,414,918)	$3,315,361	$4,343,538
(LOSS)EARNINGS PER SHARE AVAILABLE TO COMMON SHAREHOLDERS
Basic	$(8.85)	$1.46	$1.94
Diluted	$(8.85)	$1.45	$1.88
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	2,305,832	2,263,045	2,241,104
Diluted	2,305,832	2,292,731	2,313,588

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the years ended December 31, 2009, 2008 and 2007

	Comprehensive	Preferred	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Income	Stock	Shares	Amount	Capital	Earnings	Income(Loss)	Total
BALANCE AT JANUARY 1, 2007			2,283,047	$15,479,556	$1,872,648	$9,206,716	$(154,849)	$26,404,071
Redemption and retirement of stock			(100,415)	(689,422)		(2,243,816)		(2,933,238)
Stock options exercised and related tax benefits			60,177	626,019	358,353			984,372
Cash dividend of $.60 per share						(1,371,471)		(1,371,471)
Stock options vested					216,473			216,473
Restricted stock vested and related tax benefits				162,750	7,935			170,685
Net income for the year	$4,343,538					4,343,538		4,343,538
Other comprehensive income, net of tax: Unrealized holding gains on securities available- for-sale arising during the year, net of taxes of $83,819	119,850
Other comprehensive income, net of taxes	119,850	_______	________	_________	_________	_________	119,850	119,850
Total comprehensive income	$4,463,388

BALANCE AT DECEMBER 31, 2007			2,242,809	15,578,903	2,455,409	9,934,967	(34,999)	27,934,280
Redemption and retirement of stock			(1,190)	(8,526)		(13,414)		(21,940)
Stock options exercised and related tax benefits			49,038	668,957	72,318			741,275
Cash dividend of $.60 per share						(1,373,226)		(1,373,226)
Stock options vested					64,805			64,805
Restricted stock vested and related tax benefit				162,750	(14,677)			148,073
Net income for the year	$3,315,361					3,315,361		3,315,361
Other comprehensive income, net of tax: Unrealized holding gains on securities available- for-sale arising during the year, net of taxes of $35,994	51,468
Other comprehensive income, net of taxes	51,468	_______	________	_________	_________	_________	51,468	51,468
Total comprehensive income	$3,366,829

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the years ended December 31, 2009, 2008 and 2007

	Comprehensive	Preferred	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Income(Loss)	Stock	Shares	Amount	Capital	Earnings	Income(Loss)	Total
BALANCE AT DECEMBER 31, 2008			2,290,657	$16,402,084	$2,577,855	$11,863,688	$16,469	$30,860,096
Issuance of preferred stock		$8,653,000						8,653,000
Dividends on preferred stock						(406,117)		(406,117)
Amortization/ Accretion of preferred stock,net		65,330				(65,330)
Stock options exercised and related tax benefits			36,146	287,931	38,618			326,549
Cash dividend of $.30 per share						(694,146)		(694,146)
Stock options vested					67,312			67,312
Restricted stock vested				162,750	(53,312)			109,438
Net loss for the year	$(19,943,471)					(19,943,471)		(19,943,471)
Other comprehensive loss, net of tax: Unrealized holding loss on securities available- for-sale arising during the year, net of taxes of $87,057	(124,480)
Other comprehensive loss, net of taxes	(124,480)	_______	________	_________	_________	_________	(124,480)	(124,480)
Total comprehensive loss	$(20,067,951)

BALANCE AT December 31, 2009		$8,718,330	2,326,803	$16,852,765	$2,630,473	$(9,245,376)	$(108.011)	$18,848,181

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
OPERATING ACTIVITIES
Net (loss)income	$(19,943,471)	$3,315,361	$4,343,538
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	31,130,000	2,110,000	680,000
Depreciation	228,779	229,538	239,374
Gain on sale of equipment	0	45	0
Amortization and other	58,046	71,590	40,254
Stock based compensation expense	176,750	227,555	379,223
Provision for foreclosed real estate	79,201	34,751	0
Gain on sale of foreclosed real estate	(9,171)	0	0
Net change in interest receivable	74,003	3,662	(10,591)
Net change in cash surrender value of life insurance	(383,536)	(423,329)	(416,847)
Net change in other assets	(7,838,807)	(1,111,380)	(1,002,003)
Net change in interest payable and other liabilities	6,862	765,185	494,851
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,578,656	5,222,978	4,747,799
INVESTING ACTIVITIES
Purchases of securities held-to-maturity	0	(495,000)	(101,751)
Purchases of securities available-for-sale	(21,087,627)	(6,506,649)	(4,195)
Proceeds from maturing securities held-to-maturity	910,000	1,128,100	1,307,600
Proceeds from maturing securities available-for-sale	7,000,000	8,205,000	13,000,000
Net increase in loans and leases	(30,806,070)	(18,068,982)	(31,087,528)
Purchases of premises and equipment	(85,959)	(171,219)	(82,605)
Purchases of life insurance	0	0	(350,000)
Proceeds from sale of foreclosed real estate	244,171	0	0
NET CASH USED FOR INVESTING ACTIVITIES	(43,825,485)	(15,908,750)	(17,318,479)

(Continued)

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
FINANCING ACTIVITIES
Net change in demand, interest-bearing transaction and savings deposits	$13,407,336	$5,407,421	$1,182,153
Net change in time deposits	24,356,322	12,490,381	2,098,131
Proceeds from FHLB borrowings	35,000,000	25,000,000	14,900,000
Repayments on FHLB borrowings	(25,000,000)	(22,500,000)	0
Proceeds from issuance of preferred stock	8,653,000	0	0
Common stock repurchases	0	(21,940)	(2,933,237)
Stock options exercised	287,931	582,557	576,482
Cash dividends paid on preferred stock	(347,165)	0	0
Cash dividends paid on common stock	(694,146)	(1,373,226)	(1,371,471)
NET CASH PROVIDED BY FINANCING ACTIVITIES	55,663,278	19,585,193	14,452,058

NET CHANGE IN CASH AND CASH EQUIVALENTS	15,416,449	8,899,421	1,881,378

Cash and cash equivalents at beginning of year	18,233,055	9,333,634	7,452,256
CASH AND CASH EQUIVALENTS AT END OF YEAR	$33,649,504	$18,233,055	$9,333,634

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest expense	$3,869,150	$5,485,326	$6,431,217
Income taxes	$1,015,570	$2,212,156	$2,265,000

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:	$3,880,885	$332,718
Loans transferred to other real estate owned
Net change in unrealized gains and losses on securities	$(211,537)	$87,462	$203,669
Net change in deferred income taxes on unrealized gains and losses on securities	$87,057	$(35,994)	$(83,819)
Accrued preferred stock dividends	$58,952
Amortization/accretion of preferred stock discount/premium, net	$65,330

The accompanying notes are an integral part of these financial statements.

NOTE A—SIGNIFICANT ACCOUNTING POLICIES

Business:  Sonoma Valley Bancorp (the Company), formed in 2000, is a bank holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Sonoma Valley Bank (the Bank).  Sonoma Valley Bank was organized in 1987 and commenced operations on June 3, 1988 as a California state-chartered bank.  The Bank is subject to regulation, supervision and regular examination by the State Department of Financial Institutions and Federal Deposit Insurance Corporation.  The regulations of these agencies govern most aspects of the Bank's business.

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

Allowance for Loan and Lease Losses:  The allowance is maintained at a level which, in the opinion of management, is adequate to absorb probable losses inherent in the loan and lease portfolio.  Credit losses related to off-balance-sheet instruments are accrued and reported separately as a liability. Management determines the adequacy of the allowance based upon reviews of individual loans and leases, recent loss experience, current economic conditions, the risk characteristics of the various categories of loans and leases and other pertinent factors.  The allowance is based on estimates, and ultimate losses may vary from the current estimates.  These estimates are reviewed monthly and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Loans and leases deemed uncollectible are charged to the allowance.  Provisions for loan and lease losses and recoveries on loans previously charged off are added to the allowance.

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

Investment in Federal Home Loan Bank Stock: As a member of the Federal Home Loan Bank (FHLB) System, the Bank is required to maintain an investment in capital stock of the FHLB. The investment exceeds the minimum requirement at December 31, 2009 and 2008. The investment is stated at cost in the accompanying balance sheets and is reported as part of other assets.

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

NOTE A—SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Share-Based Payment Accounting:  The Company has a stock-based employee and director compensation plan, which is described more fully in Note M.  The Company adopted the fair value recognition of options prospectively to all employee awards granted, modified, or settled after January 1, 2003.  Options were granted in 2004, 2007 and 2008 under the fair value method.  Awards under the plan vest over two to five years.  Restricted stock was granted in July 2006 that vests over three to five years beginning July 2007.  The cost related to share-based employee compensation is included in the determination of net income for the years ended December 31, 2009, 2008 and 2007.

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

Subsequent events:  The Company evaluated all events or transactions that occurred after December 31, 2009 and up to March 30, 2010, the date the financial statements were issued. During this period, the Company did not have any recognizable or nonrecognizable subsequent events.

NOTE A—SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements:  In June 2009, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Codification 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended December 31, 2009. The adoption of  FASB ASC 105 did not impact the Company’s financial position or results of operations.

The FASB has issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

The FASB has issued ASU No. 2009-16, Transfers and Servicing: Accounting for Transfers of Financial Assets, which clarifies that the determination of whether a transferor has surrendered control over transferred financial assets must consider the transferor’s continuing involvement in the transferred financial asset. It limits the circumstances in which a financial asset should be derecognized when the transferor has not transferred the entire original financial asset and/or when the transferor has continuing involvement with the transferred financial asset. ASU No. 2009-16 is effective for fiscal years beginning after November 15, 2009 and for interim periods within those fiscal years.

NOTE B—RESTRICTIONS ON CASH AND DUE FROM BANKS

Cash and due from banks include amounts the Bank is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve.  The total requirement at December 31, 2009 and 2008 was $621,000 and $654,000, respectively.

NOTE C—INVESTMENT SECURITIES

The amortized cost and approximate fair value of investment securities are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
December 31, 2009:
Securities Available-For-Sale
U.S. Treasury securities	$10,605,948		$(207,276)	$10,398,672
U.S. Government agency securities	9,980,261	$57,459		10,037,720
Equity securities	47,440	38	(33,770)	13,708
	$20,633,649	$57,497	$(241,046)	$20,450,100
Securities Held-to-Maturity
Municipal securities	$12,899,779	$392,436	$(7,050)	$13,285,165

NOTE C—INVESTMENT SECURITIES (Continued)

	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
December 31, 2008:
Securities Available-For-Sale
U.S. Treasury securities	$498,909	$943		$499,852
U.S. Government agency securities	6,004,588	57,365		6,061,953
Equity securities	47,440		$(30,321)	17,119
	$6,550,937	$58,308	$(30,321)	$6,578,924
Securities Held-to-Maturity
Municipal securities	$13,862,911	$265,339	$(100,139)	$14,028,111

Contractual maturities of investment securities at December 31, 2009 were as follows:

	Securities Available-For-Sale		Securities Held-To-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$505,034	$504,922	$1,619,685	$1,638,180
Due after one year through
five years			6,562,347	6,810,518
Due after five years through
ten years	20,081,175	19,931,470	3,696,044	3,796,297
Due after ten years			1,021,703	1,040,170
Equity securities	47,440	13,708

	$20,633,649	$20,450,100	$12,899,779	$13,285,165

During 2009, 2008 and 2007, the Company did not sell any securities available-for-sale.

As of  December 31, 2009, investment securities with a carrying amount of $10,313,427 and an approximate fair value of $10,639,354 were pledged, in accordance with federal and state requirements, as collateral for public deposits.  Investment securities with a carrying amount and fair value of $20,436,392 at December 31, 2009 were pledged to meet the requirements of the Federal Reserve and the U.S. Department of Justice.  As of December 31, 2008, investment securities with a carrying amount of $7,629,270 and an approximate fair value of $7,714,451 were pledged, in accordance with federal and state requirements, as collateral for public deposits.  Investment securities with a carrying amount and fair value of $6,261,894 at December 31, 2008 were pledged to meet the requirements of the Federal Reserve and the U.S. Department of Justice.

NOTE C—INVESTMENT SECURITIES (Continued)

The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31.

	2009
	Less Than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses

U.S. Treasury securities
U.S. Government agency securities	$10,398,672	$207,276
Municipal securities	287,316	3,930	$390,350	$3,120
Equity securities			10,452	33,770
Total temporarily impaired securities	$10,685,988	$211,206	$400,802	$36,890

	2008
	Less Than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses

Municipal securities	$1,411,398	$100,139
Equity securities	580	525	$16,539	$30,316
Total temporarily impaired securities	$1,411,978	$100,664	$16,539	$30,316

There were two U.S. government agency securities, four municipal securities and fourteen equity securities in an unrealized loss position at December 31, 2009.  There were five municipal securities and sixteen equity securities in an unrealized loss position at December 31, 2008.  The unrealized losses on these securities were caused by interest rate increases or, in the case of the equity securities, market disfavor with financial institutions stock.  The Company purchased small amounts of various bank equity securities in order to track and analyze peer group banks and the potential loss is relatively small.   In the case of the municipal securities, the contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at December 31, 2009 and 2008.

NOTE D—LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the loan and lease portfolio was as follows at December 31:

	2009		2008

Commercial	$187,517,759	69.1%	$182,975,920	68.4%
Consumer	36,883,266	13.6%	36,549,623	13.7%
Real estate mortgage	24,824,807	9.1%	20,163,163	7.5%
Real estate construction	22,241,597	8.2%	27,918,414	10.4%
Lease financing receivables		0.0%	17,634	0.0%
	271,467,429	100.0%	267,624,754	100.0%

Deferred loan fees and costs, net	(229,407)		(215,470)
Allowance for loan and lease losses	(13,066,053)		(5,032,500)
	$258,171,969		$262,376,784

At December 31, 2009, the recorded investment in loans for which impairment has been recognized in accordance with FASB ASC 310 totaled $32,109,000.  Included in this amount is $26,899,000 of impaired loans with a corresponding valuation allowance of $2,836,000 and $5,210,000 of impaired loans that as a result of write-downs do not have an allowance for losses. At December 31, 2008, the recorded investment in loans for which impairment has been recognized totaled $11,700,000, with a corresponding valuation allowance of $1,345,000.  For the years ended December 31, 2009, 2008 and 2007, the average recorded investment in impaired loans was approximately $29,078,000, $5,700,000 and $332,000, respectively.  During 2009, 2008 and 2007, $478,000, $334,000 and $163,000 of interest was received and recognized on impaired loans, respectively.

At December 31, 2009, the Company had other nonaccrual loans totaling $378,000 for which impairment has not been recognized.

The Company has no commitments to loan additional funds to the Borrowers of impaired or nonaccrual loans.

NOTE D—LOANS AND LEASES AND ALLOWANCE FOR LOAN AND LEASE LOSSES (Continued)

The maturity and repricing distribution of the loan and lease portfolio at December 31:

	2009	2008
Fixed rate loan maturities
Three months or less	$54,000,819	$69,203,657
Over three months to twelve months	53,040,723	65,919,143
Over one year to five years	84,280,555	80,413,259
Over five years	35,979,225	31,842,236

Floating rate loans repricing
Quarterly or more frequently	11,986,215	4,886,141
Quarterly to annual frequency	61,859	861,510
One to five years frequency	9,920,961	8,258,927
	249,270,357	261,384,874
Nonaccrual loans	22,197,072	6,239,881
	$271,467,429	$267,624,754

An analysis of the changes in the allowance for loan and lease losses is as follows for the years ended December 31:

	2009	2008	2007

Beginning balance	$5,032,500	$3,723,217	$3,276,972
Provision for loan and lease losses	31,130,000	2,110,000	680,000
Loans charged off:
Commercial	(21,276,505)	(519,318)	(187,075)
Consumer	(2,119,109)	(508,758)	(63,901)
	(23,395,614)	(1,028,076)	(250,976)
Recoveries:
Commercial	284,131	218,812	16,315
Consumer	15,036	8,547	906
	299,167	227,359	17,221
Ending balance	$13,066,053	$5,032,500	$3,723,217

NOTE E—PREMISES AND EQUIPMENT

Premises and equipment consisted of the following at December 31:

	2009	2008

Land	$175,000	$175,000
Building	71,943	71,943
Building improvements	37,402	37,402
Leasehold improvements	808,096	803,594
Furniture, fixtures and equipment	2,205,628	2,158,554
	3,298,069	3,246,493
Less: Accumulated depreciation	(2,706,798)	(2,512,402)
	$591,271	$734,091

NOTE F—TIME DEPOSITS

The maturities of time deposits at December 31, 2009 are as follows:

Maturing within one year	$90,578,176
Maturing in one year to three years	12,651,792
Maturing three years through five years	7,412,102
$110,642,070

NOTE G—FEDERAL FUNDS CREDIT LINES AND BORROWINGS

The Company has an agreement to borrow from the Federal Reserve by obtaining advances to the extent of pledged collateral.  Investment securities with a carrying value of $20,075,000 were held as collateral with the Federal Reserve Bank.  There were no borrowings outstanding under this agreement at December 31, 2009 or 2008.

The Company pledged loans totaling $160,090,863 as collateral to secure advances from the Federal Home Loan Bank of up to $68,767,748. At December 31, 2009, the Company had long-term borrowings of $40,000,000. The long-term borrowings carry a fixed interest rate on outstanding principal as follows at December 31:

Funded	Rate	Principal Outstanding	Maturity
9/08/2008	3.25%	$5,000,000	9/08/2010
5/04/2009	1.56%	5,000,000	5/04/2011
7/06/2009	1.36%	5,000,000	7/06/2011
7/06/2009	2.00%	5,000,000	7/06/2012
11/20/2009	1.69%	10,000,000	11/20/2012
12/14/2009	0.40%	5,000,000	12/14/2010
12/18/2009	2.26%	5,000,000	12/18/2013

NOTE H—PREFERRED STOCK

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

The Company paid preferred stock dividends of $347,165 in 2009. Due to regulatory exam effective February 2010, preferred stock dividends have been suspended. See Note T.

NOTE I—EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Employee Savings Plan (the Plan) in which the Company matches a portion of the employee's contribution each payday.  All employees are eligible for participation following three months of employment.  Company contributions are 100% vested at all times.  The Company made contributions totaling $116,301 in 2009, $136,733 in 2008 and $147,994 in 2007.

The Company purchased single premium life insurance policies in connection with the implementation of retirement plans for key executive officers and for the Board of Directors.  The policies provide protection against the adverse financial effects from the death of a key officer and provide income to offset expenses associated with the plans.  The officers are insured under the policies, but the Company is the owner and beneficiary.  At December 31, 2009 and 2008, the cash surrender value of these policies totaled $11,161,018 and $10,777,482 respectively.

The retirement plans are unfunded and provide for the Company to pay the officers and directors specified amounts for specified periods after retirement and allow them to defer a portion of current compensation in exchange for the Company's commitment to pay a deferred benefit at retirement.  If death occurs prior to or during retirement, the Company will pay the officer's beneficiary or estate the benefits set forth in the plans.  Deferred compensation is vested as to the amounts deferred.  Liabilities are recorded for the estimated present value of future salary continuation benefits and for the amounts deferred by the officers and directors.  At December 31, 2009 and 2008, the liability recorded for the executive officer supplemental retirement plan totaled $3,524,537 and $3,383,708 respectively.  The amount of pension expense related to this plan for 2009 and 2008 was $367,368 and $745,698, respectively.  At December 31, 2009 and 2008, the liability recorded for the director supplemental retirement plan totaled $532,317 and $457,513, respectively.  The amount of pension expense related to this plan for 2009 and 2008 was $84,904 and $17,931, respectively.  At December 31, 2009 and 2008, the liability recorded for the deferred compensation plans totaled $1,827,976 and $1,750,326, respectively.  The amount of expense related to these plans for 2009 and 2008 was $131,583 and $120,826, respectively.  The following are the components of the accumulated benefit obligation related to the executive officers’ supplemental retirement plan and directors’ retirement plan as of December 31:

	Directors		Officers
	2009	2008	2009	2008

Projected benefit obligation	$556,740	$441,099	$3,561,442	$3,412,343
Accrued prior service costs	(24,423)	16,414	(36,905)	(28,635)
Benefit obligation included in other liabilities	$532,317	$457,513	$3,524,537	$3,383,708

The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.75% for both 2009 and 2008.  Inflationary increases of 4% for both 2009 and 2008 were assumed.  The Directors projected benefit calculation includes a 2% cost of living adjustment.  The entire accumulated benefit obligation was not fully vested at December 31, 2009 and 2008.  Full vesting for the Officers does not occur until the participant has been in the plan for 15 years.  Two of the executive participants were fully vested as of December 31, 2008.  The Directors only receive the benefit if they are on the Board upon reaching age 70. The measurement dates for the benefit obligation are December 31, 2009 and 2008.

NOTE I—EMPLOYEE BENEFIT PLANS (Continued)

FASB ASC 715 applies to this Plan and requires unamortized prior service costs be recognized as a component of other comprehensive income.  The Plan has a net after tax unrecognized prior service cost of $36,092 at December 31, 2009 and $7,191 at December 31, 2008.  The amounts are not deemed to be material and are not included in other comprehensive income.

The following is a reconciliation of the beginning and ending balances of the benefit obligation for the years ended December 31:

	Directors			Officers
	2009	2008	2007	2009	2008	2007

Benefit obligation at beginning of year	$457,513	$444,580	$573,647	$3,383,708	$2,665,602	$2,123,778
Net periodic pension cost:
Service cost	49,490	45,443	54,277	127,606	124,840	218,799
Interest cost on projected benefit Obligation	35,729	26,920	23,987	240,898	221,134	190,652
Amortization of prior service costs	17,796	(13,258)	(51,638)	(1,136)	399,724	132,373
Terminations	(18,111)	(41,172)	(155,693)
Benefits Paid	(10,100)	(5,000)		(226,539)	(27,592)
Benefit obligation at end of year	$532,317	$457,513	$444,580	$3,524,537	$3,383,708	$2,665,602

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Directors	Officers

2010	$10,302	$227,159
2011	31,008	349,354
2012	43,628	349,354
2013	53,002	349,354
2014	67,061	349,354
2015 to 2019	371,578	1,746,770

NOTE J—NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

Non-interest income is comprised of the following for the years ended December 31:

	2009	2008	2007

Service charges on deposit accounts	$1,303,728	$1,332,787	$1,410,637
Other fee income	307,279	350,304	426,220
Life insurance earnings	383,536	423,329	416,847
Gain/Loss sale of OREO	9,171	0	0
Other	25,428	24,762	25,106
	$2,029,142	$2,131,182	$2,278,810

Other non-interest expense is comprised of the following for the years ended December 31:

	2009	2008	2007

Professional and consulting fees	$1,564,421	$1,115,868	$1,018,088
Data processing	528,364	517,793	546,924
Stationary and supplies	204,094	173,696	132,410
Staff related	103,729	185,857	155,430
Advertising and business development	236,856	339,614	286,074
Postage and telephone	157,394	141,359	133,808
Assessments and insurance	911,485	264,200	133,154
Other	606,795	337,905	229,957
	$4,313,138	$3,076,292	$2,635,845

NOTE K—INCOME TAXES

The provision for income taxes is comprised of the following:

	2009	2008	2007
Current
Federal	$(3,133,514)	$1,685,119	$2,062,700
State	(14,366)	731,718	782,799
	(3,147,880)	2,416,837	2,845,499
Deferred
Federal	(4,816,573)	(627,459)	(331,115)
State	(2,721,917)	(224,200)	(74,222)
	(7,538,490)	(851,658)	(405,337)
Change in Valuation Allowance	5,724,464	0	0
(Benefit)provision for income taxes	$(4,961,906)	$1,565,178	$2,440,162

The following is a reconciliation of income taxes computed at the Federal statutory income tax rate of 34% to the effective income tax rate used for the provision for income taxes:

	2009	2008	2007

Income tax at Federal statutory rate	$(8,467,828)	$1,659,383	$2,306,458
State franchise tax, less Federal income tax benefit	(1,781,830)	349,173	485,333
Interest on municipal obligations exempt from Federal tax	(206,514)	(201,082)	(235,525)
Life insurance earnings	(157,842)	(174,219)	(171,551)
Tax credits	(86,421)	(60,509)	(7,922)
Change in valuation allowance	5,724,464	0	0
Meals and entertainment	7,218	8,053	6,654
Incentive stock option expense	5,784	(15,630)	57,616
Other differences	1,063	9	(901)
(Benefit)provision for income taxes	$(4,961,906)	$1,565,178	$2,440,162

NOTE K—INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to the components of the net deferred tax asset recorded as an other asset as of December 31 were as follows:

	2009	2008	2007
Deferred tax assets:
Net operating losses	$5,300,906	$0	$0
Allowance for loan losses	3,512,279	1,773,938	1,305,486
Nonqualified benefit plans	2,421,866	2,301,167	1,931,578
Accrued liabilities	316,259	291,632	290,976
AMT credits	230,928	0	0
CA affordable housing credits	154,852	0	0
Nonaccrual interest	133,012	79,495	47,881
Unrealized securities holding losses	75,539	0	24,477
Restricted stock	28,088	49,343	50,499
State franchise taxes	544	235,884	228,912
Nonqualified stock options	0	31,434	11,327
Other	177,826	35,526	15,770
Total deferred tax assets	12,352,099	4,798,419	3,906,906
Valuation allowance	(5,724,464)
Total deferred tax assets realized	6,627,635	4,798,419	3,906,906

Deferred tax liabilities:
Federal Home Loan Bank dividends	116,291	116,291	111,947
Prepaid Expense	72,089	76,181	0
Depreciation	13,761	70,018	85,556
Unrealized securities holding gains	0	11,518	0
Other	0	0	655
Total deferred tax liabilities	202,141	274,008	198,158
Net deferred tax assets	$6,425,494	$4,524,411	$3,708,748

The amounts presented for the tax effects of temporary differences are based upon estimates and assumptions and could vary from amounts ultimately reflected on the Company's tax returns.  Accordingly, any variances from amounts reported for prior years are primarily the result of adjustments to conform to the tax returns as filed.

Income tax receivable was $4,002,030 at December 31, 2009.  Income tax payable was $159,851 at December 31, 2008.

The Company or one of its subsidiaries files income tax returns in the U.S. Federal jurisdiction and the state of California jurisdiction.  The Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006.

The Company adopted the provisions of FASB ASC 740-10 on January 1, 2007.  There were no adjustments identified for unrecognized tax benefits which would require an adjustment to the income statement for the years ended December 31, 2009 or December 31, 2008.

NOTE K—INCOME TAXES (Continued)

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2009 and 2008 the Company recognized no interest and penalties.

Prior to the third quarter of 2009, the Company had an established history of profitability in both pre tax GAAP earnings and taxable income.  During the third and fourth quarters of 2009, the Company incurred significant loan charge-offs and provisions for loan losses related to a small number of loans made within the commercial real estate sector, which resulted in overall net losses on both a GAAP and tax basis.  These losses resulted in a cumulative net loss over the three year period ending December 31, 2009.

As of December 31, 2009, the Company established a gross deferred tax asset, net of liabilities of $12,149,958. In accordance with FASB ASC 740, “Accounting for Income Taxes,” the Company evaluates its deferred income taxes quarterly to determine if valuation allowances are required. FASB ASC 740 requires that companies assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.

As part of assessing the recoverability of the deferred tax assets, the Company utilized scheduling of future taxable income and tax deductions. As the Company has a history of meeting or exceeding their projections, which were prepared on a three-year look forward basis, the Company has utilized projected earnings for the following three year period in assessing the recoverability of the deferred tax assets.  The Company is estimating future taxable income and deductions of the business based on a scenario which assumes no growth in the existing loan portfolio. Anticipated future tax deductions included in the estimation process include no significant additional loan charge offs, as all significant loans within the Company’s portfolio were analyzed during the year ended December 31, 2009 and charge offs taken where there were issues with respect to the borrowers’ financial condition or adequacy of collateral.

As a result of declining economic and business conditions and the related impact on the Company’s cash flows, management believes it is more likely than not that income from the existing business and investment portfolio will not generate sufficient taxable income to recover the full amount of the deferred tax asset. A valuation allowance of $5,724,464 has been established against the deferred tax asset to reduce that deferred tax asset to the amount that is more likely than not to be realized based on the estimation of future taxable income less estimated future tax deductions.

The Company will continue to analyze the need for a valuation allowance on a quarterly basis, however the amount currently considered realizable could be significantly reduced or eliminated in the near term if estimates of future taxable income during the carryforward period decreases or future losses increase.

For the year ended December 31, 2009, the Company has available for carryover $12,150,900 of federal net operating losses and $16,347,977 of state net operating losses.  Both the federal and state net operating losses expire in 2029.  The Company also has available for carryover $154,852 of federal general business credits and $230,928 of federal minimum tax credits.  The general business credits expire beginning in 2027.  The minimum tax credits may be carried forward indefinitely.

NOTE L—EARNINGS PER SHARE

The following is the computation of basic and diluted earnings per share for the years ended December 31:
	2009	2008	2007
Basic:
Net (loss) income available to common	$(20,414,918)	$3,315,361	$4,343,538
shareholders Weighted-average common shares outstanding	2,305,832	2,263,045	2,241,104
Earnings per share	$(8.85)	$1.46	$1.94

Diluted:
Net (loss) income available to common shareholders	$(20,414,918)	$3,315,361	$4,343,538
Weighted-average common shares outstanding	2,305,832	2,263,045	2,241,104
Net effect of dilutive share-based awards – based on the treasury stock method using average market price	-	29,686	72,484
Weighted-average common shares outstanding and common stock equivalents	2,305,832	2,292,731	2,313,588
Earnings per share - assuming dilution	$(8.85)	$1.45	$1.88

Nonvested restricted shares are included in the computation of diluted earnings per share using the treasury stock method.  Vested restricted shares are outstanding for both basic and diluted earnings per share.  However, the dilutive effects of stock options and restricted stock are not considered for the year ended December 31, 2009 because of the reported net loss available to common shareholders.

Options to purchase 79,710 and 37,410 common stock at $20.71 to $28.54 per shares were outstanding during 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because the option’s exercise price was greater than the average market price of the common shares.

NOTE M—EQUITY INCENTIVE PLANS

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

The Company granted a stock bonus under the 2002 plan in July of 2006, consisting of 29,000 shares of restricted stock, with a fair value at grant date of $26.25.  The employees have dividend and voting rights at the time of grant, regardless of whether they are vested in these shares.  This restricted stock vests over three to five years.  The Company has 30,040 options available to grant under this 2002 plan at December 31, 2009.

The Company approved an equity incentive plan (the Plan), effective February 21, 2007 and terminating February 20, 2017, under which stock options, restricted stock, stock appreciation rights and stock bonuses may be granted. The Plan is administered by a Committee appointed by the Board. Options representing 231,963 shares of the Company’s authorized and unissued common stock may be granted under the Plan by the Committee to directors and employees of the Company at a price to be determined by the Committee but shall not be less than 100% of the fair market value of the shares on the date the incentive stock option is granted. The options generally vest based on 5 years of continuous service and have 10-year contractual terms. There were 10,000 options granted in April 2008. There were no stock options, restricted stock, stock appreciation rights or stock bonuses granted in 2009. The Company has 221,963 options available to grant under this plan at December 31, 2009.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used:

	January 2008	April 2008	June 2007	December 2007
Expected Life in Years	7.00	7.00	7.00	4.00
Risk Free Interest Rate	3.32%	3.21%	5.09%	3.30%
Expected Stock Price Volatility	35.00%	35.70%	35.00%	35.00%
Expected Cash Dividend Yield	2.80%	2.33%	2.40%	2.40%
Expected Annual Forfeiture Rate	0.00%	0.00%	0.00%	0.00%

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

NOTE M—EQUITY INCENTIVE PLANS (Continued)

A summary of stock option activity follows for the years ended December 31:

	Incentive Stock Options
	2009		2008		2007
	Weighted-		Weighted-		Weighted-
	Average		Average		Average
	Exercise Price	Shares	Exercise Price	Shares	Exercise Price	Shares

Shares under option at beginning of year	$19.46	62,899	$17.40	78,773	$17.00	92,621
Options granted	0.00	0	23.50	10,000
Options exercised	7.97	(8,349)	14.75	(25,874)	14.69	(13,848)
Options forfeited or expired	20.71	(2,250)	0.00	0	0.00	0
Shares under option at end of year	21.24	52,300	19.46	62,899	17.40	78,773
Options exercisable at end of year	20.84	44,300	18.70	52,899	16.78	66,323
Weighted-average fair value of options granted during the year			7.12

	Nonstatutory Stock Options
	2009		2008		2007
	Weighted-		Weighted-		Weighted-
	Average		Average		Average
	Exercise Price	Shares	Exercise Price	Shares	Exercise Price	Shares

Shares under option at beginning of year	$14.56	78,370	$11.85	91,532	$8.12	120,438

Options granted	0.00	0	25.70	10,000	27.48	17,410

Options exercised	7.97	(27,797)	8.67	(23,162)	8.06	(46,316)

Options forfeited or expired	7.94	(23,163)	0.00	0	0.00	0

Shares under option at end of year	26.83	27,410	14.56	78,370	11.85	91,532

Options exercisable at end of year	26.74	13,410	10.21	57,900	8.75	76,592

Weighted-average fair value of options granted during the year			8.36		8.68

NOTE M—EQUITY INCENTIVE PLANS (Continued)

Following is the intrinsic value and weighted average contractual term of stock options outstanding for the years ended December 31:

	Incentive Stock Options
	2009	2008	2007
Intrinsic value:
Outstanding shares	$(742,178)	$(400,014)	$610,396
Exercisable shares	(610,578)	(296,014)	555,081

Weighted average
remaining contractual term:
Outstanding shares	4.89 years	5.56 years	5.21 years
Exercisable shares	4.25 years	4.73 years	5.01 years

	Nonstatutory Stock Options
	2009	2008	2007
Intrinsic value:
Outstanding shares	$(542,190)	$(114,155)	$1,217,399
Exercisable shares	(264,050)	167,352	1,255,745

Weighted average
remaining contractual term:
Outstanding shares	6.57 years	4.98 years	4.02 years
Exercisable shares	4.44 years	1.88 years	1.49 years

Upon the exercise of stock options, new shares are issued.  The total amount of cash received from the exercise of stock options during 2009, 2008 and 2007 was $287,932, $582,557 and $576,483, respectively.  The tax benefits realized for the tax deductions from stock options exercised during 2009, 2008 and 2007 was $38,618, $158,718 and $407,889, respectively.

A summary of the status of the Company’s nonvested shares and changes during the years ended December 31are presented below:

			Incentive Stock Options
	2009		2008		2007
		Weighted-Average		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date		Grant-Date
Nonvested Shares	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested at beginning of year	10,000	$7.12	12,450	$7.68	24,900	$7.68
Granted	0	0.00	10,000	7.12	0	0.00
Vested	(2,000)	7.12	(12,450)	7.68	(12,450)	7.68

Nonvested at end of year	8,000	7.12	10,000	7.12	12,450	7.68

NOTE M—EQUITY INCENTIVE PLANS (Continued)

			Nonstatutory Stock Options
	2009		2008		2007
		Weighted-Average		Weighted-Average		Weighted-Average
		Grant-Date		Grant-Date		Grant-Date
Nonvested Shares	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested at beginning of year	20,470	$8.85	14,940	$9.00
Granted	0	0.00	10,000	8.36	17,410	8.68
Vested	(6,470)	8.29	(4,470)	8.26	(2,470)	6.79

Nonvested at end of year	14,000	9.10	20,470	8.85	14,940	9.00

As of December 30, 2009, 2008 and 2007, there was $148,579, $215,891 and $125,918, respectively, of total unrecognized compensation cost related to nonvested stock options granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 3.0 years, 4.0 years and 5.0 years, respectively.  The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007, was $67,890, $132,553 and $112,379, respectively.

A summary of restricted stock activity follows for the years ended December 31, 2009, 2008 and 2007:

	2009			2008			2007
		Weighted-Average	Aggregate		Weighted-Average	Aggregate		Weighted-Average	Aggregate
		Grant-Date	Intrinsic		Grant-Date	Intrinsic		Grant-Date	Intrinsic
Restricted Stock	Shares	Fair Value	Value	Shares	Fair Value	Value	Shares	Fair Value	Value

Nonvested at beginning of year	16,600	$26.25		22,800	$26.25		29,000	$26.25

Shares Vested and Issued	(6,200)	$26.25		(6,200)	$26.25		(6,200)	$26.25

Nonvested at end of year	10,400	$26.25	$73,325	16,600	$26.25	$217,460	22,800	$26.25	$573,420

As of December 31, 2009, 2008 and 2007, there was $204,750, $354,375 and $517,125 of total unrecognized compensation cost related to nonvested restricted stock.  That cost is expected to be recognized over a weighted-average period of 1.5 years, 2.5 years and 3.5 years, respectively.

Total compensation cost for all share-based payments recognized in net income for 2009, 2008 and 2007 totaled $127,667, $133,916 and $223,172, respectively, which is net of the related tax benefits for 2009, 2008 and 2007 of $89,270, $93,639 and $156,050, respectively.

NOTE N—RELATED PARTY TRANSACTIONS

The Company has entered into transactions with its directors, executive officers and their affiliates (related parties).  Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.  The following is a summary of the aggregate activity involving related party borrowers at December 31, 2009 and 2008:

	2009	2008

Loans outstanding at beginning of year	$1,443,000	$2,461,000
Loans disbursements	924,000	821,000
Loan repayments	(873,000)	(1,839,000)

Loans outstanding at end of year	$1,494,000	$1,443,000

At December 31, 2009, commitments to related parties of approximately $1,286,000 were undisbursed.  Deposits received from directors and officers totaled $4,852,000 and $4,094,000 at December 31, 2009 and 2008, respectively.

The Company leases its Glen Ellen office from a director of the Company under a noncancellable operating lease.  Lease expense for the years ended December 31, 2009 and 2008 was $16,068 and $15,560, respectively. The remaining lease commitment is approximately $56,727 expiring March 2013.  When the current term expires the Company has the option to extend the lease for one additional 5 year term.  The lease expense increases annually based upon the Consumer Price Index, but not less than 4% annually.

NOTE O—COMMITMENTS AND CONTINGENT LIABILITIES

Lease Commitments:  The Company leases its four Sonoma offices, the Glen Ellen office and the Banco de Sonoma office under noncancelable operating leases. There is one Sonoma office with a remaining term of four years and three with five years remaining. The Glen Ellen and Banco de Sonoma have three years and four years, respectively, remaining on their terms.  All of the leases require adjustments to the base rent for changing price indices and two have a minimum annual increase of four percent and one has a fixed five percent annual increase. The Sonoma main office, the Credit Administration Center lease and the Sonoma Finance Center lease have the option to renew for one five-year term and the Sonoma annex office has an option to renew for one four-year period. The Glen Ellen office and the Banco de Sonoma office lease each have an option to renew for one additional five-year term.  The following table summarizes future minimum commitments under the noncancelable operating leases.

Year ended December 31,
2010	$413,487
2011	427,289
2012	441,565
2013	442,188
2014	253,459
Thereafter	27,379
$2,005,367

NOTE O—COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

Rental expense was $405,000 in 2009, $393,000 in 2008 and $381,000 in 2007.

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

	Contractual Amounts
	2009	2008

Commitments to extend credit	$38,578,000	$42,284,000
Standby letters of credit	373,000	118,000

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

The Company has not incurred any losses on its Standby letters of credit commitments in 2007, 2008 or 2009.

As a guarantor of its customer’s credit card accounts, the Company is contingently liable for credit card receivable balances held by another financial institution should the customers default.  The total amount guaranteed as of December 31, 2009 and 2008 was $580,000.

NOTE P—CONCENTRATIONS OF CREDIT RISK

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

The composition of the loan portfolio by credit type is set forth in Note D.  Note D does not include unfunded loan commitments, which represent 14.3% of loans outstanding.  While the Company has approximately 91% of its loan portfolio centered in real estate secured loans, the loans in this category are diversified.  Based on outstanding loan commitments (“total loans”), the Company has the following loan concentrations:  Non-owner occupied construction (6.39%), owner-occupied construction (2.40%), land loans (8.55%), mixed-use commercial real estate (7.83%), industrial and warehouse commercial real estate (8.76%), retail commercial real estate (12.30%), office commercial real estate (7.43%), multi-family commercial real estate (8.08%) and loans to the tourism industries (4.17%).  The majority of the Company’s real estate secured loans are located in the City of Sonoma.  Standby letters of credit were granted primarily to commercial borrowers.

In addition, the Company does have several borrowing relationships that that currently exceed 25% of its unimpaired capital (shareholders' equity plus the allowance for credit losses).  Management is actively working to reduce these concentrations.

The concentrations of investments are set forth in Note C.  The Company places its investments primarily in financial instruments backed by the U.S. Government and its agencies or by high quality financial institutions, municipalities or corporations.  The Company has significant funds deposited with five correspondent banks.  In addition, deposits with one correspondent bank were in excess of the federally insured limit by $56,871 at December 31, 2009.  While management recognizes the inherent risks involved in such concentrations, this concentration provides the Company with an effective and cost efficient means of managing its liquidity position and item processing needs.  Management closely monitors the financial condition of their correspondent banks on a continuous basis.  The Company also maintains additional deposit accounts with other correspondent banks should management determine that a change in its correspondent banking relationship would be appropriate.

At December 31, 2009, the Company had life insurance policies with cash surrender values of $2,831,532, $2,100,873, $2,071,413 and $2,055,241 with four insurance companies, which represented 15.0%, 11.1%, 11.0% and 10.9%, respectively, of the Company's net worth.  Management closely monitors the financial condition and rating of these insurance companies on a regular basis.

NOTE Q—REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  As indicated in the table below, the Bank did not meet its minimum capital requirements as of December 31, 2009, and is now subject to certain regulatory requirements and restrictions on its operations as further described in Note T.

NOTE Q-REGULATORY MATTERS (Continued)

The Bank’s capital ratios for December 31, 2009, indicated that the Bank was undercapitalized. On February 1, 2010, the FDIC notified the Bank’s Board of Directors that the Bank met the classification of undercapitalized.  The Bank filed with the FDIC a Capital Restoration Plan on March 17, 2010, which is discussed further in Note T.

Banking regulations limit the amount of cash dividends that may be paid without prior approval of the Bank's regulatory agency.  Cash dividends are limited to the lesser of retained earnings, if any, or net income for the last three years, net of the amount of any other distributions made to shareholders during such periods.

In connection with the Bank’s participation in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), dividend payments on, and repurchases of, the Company’s outstanding common stock are subject to certain restrictions (unless the U.S. Treasury consents).  As long as the Company has paid in full all dividends to the U.S. Treasury, the Company may make quarterly dividend payments up to $0.30. From the third to tenth year anniversary of the Bank’s participation, the Company can make dividend payments at 103% percent of the previous year’s dividends. The Company can pay a higher dividend only if it obtains the consent of the U.S. Treasury.

Additionally, the Bank may not pay dividends that would result in capital levels being reduced below the minimum requirements in the table below.  Because the Bank was not adequately capitalized as of December 31, 2009, the Bank may not currently pay cash dividends.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009: Total Capital (to Risk Weighted Assets)	$18,538	6.4%	>$ 23,329	>8.0%	>$ 29,161	>10.0%
Tier I Capital (to Risk Weighted Assets)	$14,776	5.1%	>$ 11,664	>4.0%	>$ 17,496	> 6.0%
Tier I Capital (to Average Assets)	$14,776	4.3%	>$ 13,906	>4.0%	>$ 17,382	> 5.0%
As of December 31, 2008:
Total Capital (to Risk Weighted Assets)	$32,640	11.3%	>$ 23,077	>8.0%	>$ 28,846	>10.0%
Tier I Capital (to Risk Weighted Assets)	$29,017	10.1%	>$ 11,538	>4.0%	>$ 17,308	> 6.0%
Tier I Capital (to Average Assets)	$29,017	9.2%	>$ 12,586	>4.0%	>$ 15,732	> 5.0%

NOTE R—CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

A condensed balance sheet as of December 31, 2009 and 2008 and the related condensed statement of operations and cash flows for the years ended December 31, 2009, 2008 and 2007 for Sonoma Valley Bancorp (parent company only) are presented as follows:

Condensed Balance Sheets
December 31, 2009 and 2008
	2009	2008
Assets
Cash	$17,640	$171,504
Other assets	660,965	841,500
Investment in common stock of subsidiary	18,662,003	30,226,920
Total assets	$19,340,608	$31,239,924

Liabilities
Accrued expenses	$492,427	$379,828

Shareholders’ equity
Preferred stock	8,718,330	0
Common stock	16,852,765	16,402,084
Additional paid-in-capital	2,630,473	2,577,855
Retained earnings and other equity	(9,353,387)	11,880,157
Total liabilities and shareholders’ equity	$19,340,608	$31,239,924

Condensed Statements of Operations
For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Dividend from subsidiary	$0	$1,000,000	$3,000,000
Expenses	1,183,982	1,179,574	892,962
Income(loss) before income taxes and equity in undistributed income of subsidiary	(1,183,982)	(179,574)	2,107,038
Equity in undistributed net (loss)income of subsidiary	(19,240,437)	2,956,932	1,862,267
Income tax benefit	480,948	538,003	374,233
Net income	$(19,943,471)	$3,315,361	$4,343,538

NOTE R—CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (Continued)

Condensed Statements of Cash Flows
For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Operating activities:
Net (loss)income	$(19,943,471)	$3,315,361	$4,343,538
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed net income of subsidiary	19,240,437	(2,956,932)	(1,862,267)
Stock based compensation expense	176,750	227,555	379,223
Net change in other assets	219,153	250,452	232,383
Net change in accrued expenses	53,647	92,297	7,931
Net cash (used)provided by operating activities	(253,484)	928,733	3,100,808

Investing activities:
Capital contribution to subsidiary	(7,800,000)	0	0
Net cash used by investing activities	(7,800,000)	0	0

Financing activities:
Common stock repurchased	0	(21,940)	(2,933,237)
Stock options exercised	287,931	582,557	576,482
Cash dividends paid on preferred stock	(347,165)	0	0
Cash dividends paid on common stock	(694,146)	(1,373,226)	(1,371,471)
Proceeds from preferred stock issued	8,653,000	0	0
Net cash provided(used) by financing activities	7,899,620	(812,609)	(3,728,226)

Net change in cash and cash equivalents	(153,864)	116,124	(627,418)

Cash and cash equivalents at beginning of year	171,504	55,380	682,798

Cash and cash equivalents at end of year	$17,640	$171,504	$55,380

NOTE S—FAIR VALUES OF FINANCIAL INSTRUMENTS

FASB ASC 825-10-50 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases could not be realized in immediate settlement of the instruments.  FASB ASC 825-10-50 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company as a whole.

The estimated fair values of the Company and Subsidiary's financial instruments are as follows at December 31:

	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$4,709,249	$4,709,249	$17,959,020	$17,959,020
Interest-bearing due from banks	28,940,255	28,940,255	274,035	274,035
Investment securities available-for-sale	20,450,100	20,450,100	6,578,924	6,578,924
Investment securities held- to-maturity	12,899,779	13,285,165	13,862,911	14,028,111
Loans and lease financing receivable, net	258,171,969	262,180,000	262,376,784	268,700,000
Accrued interest receivable	1,604,544	1,604,544	1,678,547	1,678,547
Cash surrender value of life insurance	11,161,018	11,161,018	10,777,482	10,777,482

Financial liabilities:
Deposits	291,709,159	292,499,000	253,945,501	255,702,857
Accrued interest payable	126,510	126,510	112,405	112,405
Federal Home Loan Bank Borrowings	40,000,000	40,048,000	30,000,000	30,600,000

The carrying amounts in the preceding table are included in the balance sheet under the applicable captions.

NOTE S—FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

NOTE S—FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

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

The following tables presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

At December 31, 2009
	Total	Level 1	Level 2	Level 3
Available-for-sale securities	$20,450,100	$13,708	$20,436,392	$0

At December 31, 2008
	Total	Level 1	Level 2	Level 3
Available-for-sale securities	$6,578,924	$17,119	$6,561,805	$0

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

NOTE S—FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the tables below.

December 31, 2009
	Total	Level 1	Level 2	Level 3
Impaired Loans	$19,813,144	$0	$19,813,144	$0
Other Real Estate Owned	$3,852,348	$0	$3,852,348	$0

December 31, 2008
	Total	Level 1	Level 2	Level 3
Impaired Loans	$9,688,585	$0	$9,688,585	$0
Other Real Estate Owned	$285,665	$0	$285,665	$0

Impaired loans and other real estate owned – The fair value of impaired loans and other real estate owned is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At December 31, 2009 substantially all of the total impaired loans were evaluated based on the fair value of the collateral.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

NOTE T—SUBSEQUENT EVENTS

Commencing after the date of the original filing of the Company’s Form 10-Q for the quarter ended September 30, 2009, bank examiners began their normal and periodic on-site examination of the Bank. At the conclusion of the on-site examination, the examiners advised the Company that certain impaired loans that had been restructured by the Bank should be valued using collateral values which had declined due to market conditions, resulting in additional loan charge-offs and provisions for loan losses related to the reclassified loans. In addition, the examiners advised the Company that certain restructured loans should be placed in non-accrual status and directed that the Company reverse interest income previously recognized on these loans. The bank examiners directed the Bank to amend its call report for the quarter ended September 30, 2009, to reflect these adjustments.

NOTE T—SUBSEQUENT EVENTS (Continued)

After discussing the requested adjustments with its outside independent accountants and the Company’s Audit Committee, management determined that the Company should record additional loss reserves, charge-offs, and a reversal of interest income in the quarter ended September 30, 2009, and reflect the additional non-accrual and impaired loans in its financial statements as of September 30, 2009.  The Company will file its amended Form 10-Q for the quarter ended September 30, 2009 by March 31, 2010 to reflect such adjustments.  The Bank also amended its call report for the quarter ended September 30, 2009 to reflect the same.

As a consequence of the above, the FDIC notified the Bank by letter dated February 1, 2010, that it was “undercapitalized” within the meaning of the Federal Deposit Insurance Act (“FDI Act”) prompt corrective action (“PCA”) capital requirements (12 U.S.C. § 1831o), and directed the Bank to submit, as required by laws and regulations, a Capital Restoration Plan (“CRP”) to the FDIC on March 17, 2010.  The Bank is subject to Section 38 of the FDI Act regarding undercapitalized institutions requiring that the FDIC monitor the condition of the Bank; requiring submission of a CRP; restricting the growth of the Bank’s assets; and acquiring prior approval for acquisitions, branching and new lines of business.  In addition, the Bank must cease paying dividends, is prohibited from paying management fees to a controlling person and is prohibited from accepting or renewing any brokered deposits.

On March 17, 2010, the Bank submitted a CRP to the FDIC. The CRP presents the Bank’s policies, procedures, and plans to comply with the above-noted requirements applicable to the Bank under the PCA. In addition, the CRP discusses the Bank’s confidential and proprietary short-term and longer-term business strategies to restore capital adequacy. If the FDIC does not approve the CRP or the Bank fails to implement the CRP in any material respect, then the Bank will be subject to the additional PCA provisions applicable to “significantly undercapitalized” banks until such time that a new CRP is approved. Achievement of the CRP depends on future events and circumstances, the outcome of which cannot be assured.

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

Evaluation of Disclosure Controls and Procedures and Internal Control over Financial Reporting

The Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, about the effectiveness of disclosure controls and procedures as of December 31, 2009 pursuant to Exchange Act Rule 13a-15(e). In making this evaluation, management considered whether there were any material weaknesses in internal controls over financial reporting as discussed below. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures, as of the end of the period covered by this Form 10-K, were effective.

Background

In connection with filing the Company’s Form 10-Q for the quarterly period ended September 30, 2009 (“Original 10-Q”), management, under the supervision and with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009.  In this original evaluation, the principal executive officer and principal financial officer concluded that the design and operation of the Company’s disclosure controls and procedures were effective.

Commencing after the date of the filing of the Company’s Original 10-Q for the quarter ended September 30, 2009, bank examiners began their normal and periodic on-site examination of the Bank. At the conclusion of the on-site work by the examiners, the examiners advised the Bank that certain impaired loans that the Bank had restructured should be valued using collateral values which had declined due to market conditions, rather than the discounted cash flow method, which Management believes was appropriate at the time, resulting in additional loan charge-offs and provisions for loan losses related to the reclassified loans. These additional specific charge offs changed the Company’s loan loss history statistics, which then required additional general provisions for potential future losses on the entire portfolio. In addition, the examiners advised the Company that certain restructured loans should be placed in non-accrual status and directed that the Company reverse interest income previously recognized on these loans. The bank examiners directed the Bank to amend its call report for the quarter ended September 30, 2009, to reflect these adjustments. After discussing the requested adjustments with its outside independent accountants and the Company’s Audit Committee, management determined that the Company should record additional loss reserves, charge offs, and a reversal of interest income in the quarter ended September 30, 2009, and reflect the additional non-accrual and impaired loans in its financial statements as of September 30, 2009.

Consequently, on February 17, 2010, the Company's Audit Committee concluded, based upon the recommendation of management and the findings of a recent bank regulatory examination, that the Company’s previously issued financial statements as of and for the three and nine month periods ended September 30, 2009, as reported in the Company’s Quarterly Report on Form 10-Q, can no longer be relied upon.

Reevaluation

In connection with the revision to the financial statements as described above and in the Explanatory Notes of the Company’s Form 10-Q/A for the quarterly period ended September 30, 2009, which was filed with the SEC on March 30, 2010 (“Form 10-Q/A”, management reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009. In connection therewith, management determined there were no material weaknesses in the Company’s internal control over financial reporting (ICFR) as of September 30, 2009 and December 31, 2009 and that the Company’s disclosure controls and procedures were effective as of September 30, 2009.  Management reached this conclusion based on the following circumstances:

Strong risk management controls and procedures: The bank has an effective credit administration department, led by a qualified and competent Chief Credit Officer.  The department is independent of other lending functions. Credit administration must approve all individual loans over $50,000. It continuously monitors all loans for appropriate grading and interest accrual status and ensures appropriate documentation is on hand to support all grading and accrual decisions.

Effective policies and procedures:  In 2008, the bank upgraded, and the board approved, a comprehensive policy on the allowance for loans and lease losses (ALLL) as well as a comprehensive credit policy manual covering all aspects of the lending function.  The credit administration department revises and updates the ALLL and credit policies, and the board of directors reviews and approves them, at least annually and more often if necessary.  The ALLL policy statement includes a full description of all procedures and other requirements necessary for preparing the monthly and quarterly ALLL estimates.  These requirements include all the various accounting standards (particularly FAS 5 and FAS 114) and regulatory requirements for properly preparing the ALLL.

Effective communication, disclosures, oversight, and governance:   The Chief Credit Officer reports directly to the bank's President and CEO, who must review and concur with all analyses and decisions with respect to the ALLL.  A directors’ loan committee meets at least twice monthly and more often if necessary to approve new loans and review the status of all potentially troubled loans.  The board reviews and must approve the final quarterly ALLL analyses and recommended gradings, write-downs, and charge-offs.  The loan committee and the audit committee also review and approve each report of an independent third-party loan review specialist who reviews in detail the loan portfolio twice each year and recommends grade changes and write downs where appropriate.  All discussions and decisions of the directors loan committee, the board audit committee, and the full board with respect to the loan portfolio and the ALLL are documented in the respective minutes.

Findings:  Because of the risk management controls, effective policies and procedures, and effective communication, disclosures, oversight and governance described above, management concluded that the design of disclosure controls and ICFR was adequate.

With respect to the operation of those controls, management determined the following:
The September 30, 2009 ALLL estimate was prepared in full compliance with the bank’s ALLL policy and related guidelines.  In addition, the bank followed all the applicable accounting standards and regulatory guidelines in existence at the time, principally FAS 5 and FAS 114 and the FFIEC Interagency Policy Statement on the Allowance for Loan and Lease Losses dated December 13, 2006.  The bank possessed sufficient supporting documentation to substantiate its decision on the appropriate accounting treatment for each loan. The bank applied its analyses consistent with those of prior accounting periods, updated where necessary by specific changed circumstances regarding individual loans.  In addition, the bank implemented recommendations concerning specific loans presented by the independent third-party loan review specialist in his most recent report.  Senior management, the directors loan committee, the audit committee, and the full board discussed, reviewed, and approved the ALLL estimate before including it in the September 30, 2009 financial statements.  In short, all the appropriate parties, sufficiently knowledgeable of applicable accounting and regulatory requirements, made decisions about the ALLL in accordance with the bank's policies and based on sufficient, accurate information available at the time.  The bank's independent registered public accounting firm, as part of their 10-Q review, reviewed the calculations to ensure consistency with generally accepted accounting principles.

Subsequent Events:  The bank's examiners conducted their review in late December 2009 and early January 2010.  The examiners conclusions differed from management conclusions when the September 30, 2009 10-Q was filed with the SEC with respect to the utilization of the collateral value method versus discounted cash flow method when accounting for seven individual loans. Conclusions were based upon differing judgments regarding the subjective analysis of available accounting interpretations.   These loans comprised most of the required restatement of the ALLL.  The Company believes that these differences in interpretation and judgment, given the regulatory environment and deteriorating real estate conditions in general, do not constitute a material weakness in ICFR.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the three months ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in "Internal Control-Integrated Framework" issued by COSO was effective as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management's report in this annual report.

ITEM 9B.	OTHER INFORMATION.

None
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE

The information called for in Item 13 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 120 days from fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information called for in Item 14 of Part III is incorporated by reference from the definitive proxy statement of the Company to be filed with the Securities and Exchange Commission within 120 days from fiscal year end.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Financial Statements

The following financial statements of the Company are filed as part of this Annual Report:

		Page
		Number

1.	Independent Auditor's Report	58

2.	Consolidated Balance Sheets as of December 31, 2009 and 2008	59

3.	Consolidated Statements of Operations for the three years ended
	December 31, 2009, 2008 and 2007	60

4.	Consolidated Statements of Changes in Shareholders' Equity
	for the three years ended December 31, 2009, 2008 and 2007	61and 62

5.	Consolidated Statements of Cash Flows for the three years ended
	December 31, 2009, 2008 and 2007	63 and 64

6.	Notes to Consolidated Financial Statements	65

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

3.2
Certificate of Amendment of Articles of Incorporation of Sonoma Valley Bancorp, as filed with the Secretary of State of the State of California on February 17, 2009, filed as Exhibit 3.1 to the Form 8-K filed on February 24, 2009.

3.3	Sonoma Valley Bancorp By-laws, filed as Exhibit 3.2 to the Registrant's Registration Statement on Form S-8 filed on June 5, 2001.

4.1	Agreement for the sale of Sonoma Valley Bank Stock dated September 23, 1992, filed as Exhibit 4.2 (formerly A-1) to the Form F-2 for the year ended December 31, 1992.

4.2
Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, as filed with the Secretary of State of the State of California on February 17, 2009, filed as Exhibit 3.2 to the Form 8-K filed on February 24, 2009.

4.3
Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series B, as filed with the Secretary of State of the State of California on February 17, 2009, filed as Exhibit 3.2 to the Form 8-K filed on February 24, 2009.

10.1	Lease for Sonoma branch office, filed as Exhibit 10.1 (formerly 7.1) to the Registrant's Registration Statement on Form F-1 filed on May 1, 1989.

10.2	Sonoma Valley Bank Chief Executive Officer Severance Agreement dated January 4, 1995, filed as Exhibit 10.2 to the Form 10-KSB for the year ended December 31, 1997.

10.3	Sonoma Valley Bank Supplemental Executive Retirement Plan, as amended on March 20, 1996, filed as Exhibit 10.3 to the Form 10-KSB for the year ended December 31, 1997.

10.4	Sonoma Valley Bank Deferred Compensation Plan, filed as Exhibit 10.4 to the Form 10-KSB for the year ended December 31, 1997.

10.5	Sonoma Valley Bank Master Trust Agreement for Executive Deferral Plans, filed as Exhibit 10.5 to the Form 10-KSB for the year ended December 31, 1997.

10.6	Sonoma Valley Bank 1996 Stock Option Plan, filed as Exhibit 10.6 to the Form 10-KSB for the year ended December 31, 1997.

10.7	Sonoma Valley Bank Severance Agreement with Mel Switzer, Jr. dated October 21, 1998, filed as Exhibit 10.7 to the From 10-KSB for the year ended December 31, 1998.

10.8	Sonoma Valley Bank Severance Agreement with Mary Dieter dated October 21, 1998, filed as Exhibit 10.8 to the From 10-KSB for the year ended December 31, 1998.

10.10	Sonoma Valley Bancorp Assumption of Severance Agreement [Form of], filed as Exhibit 10.1 to the Form 10-KSB for the year ended December 31, 2001.

10.11	Sonoma Valley Bancorp 2002 Equity Incentive Plan, filed as Exhibit A to the Company’s Proxy Statement for the Annual Meeting held on May 14, 2002.

10.12	Sonoma Valley Bank Severance Agreement with Sean Cuttings dated March 18, 2004, filed as Exhibit 10.12 to the Form 10-K for the year ended December 31, 2003.

10.13	Sonoma Valley Bank Severance Agreement for Executive Officers [Form of] dated October 15, 2008, filed as Exhibit 10.13 to the Form 10-Q for the quarter ended September 30, 2008.

10.14
Letter Agreement, including Securities Purchase Agreement – Standard Terms, between Sonoma Valley Bancorp and the United States Department of the Treasury dated February 20, 2009, filed as Exhibit 10.1 to the Form 8-K filed on February 24, 2009.

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

SONOMA VALLEY BANCORP,
A California Corporation

/s/ Sean C. Cutting.	March 24, 2010
Sean C. Cutting
President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Mary Dieter Smith	March 24, 2010
Mary Dieter Smith
Executive Vice President and
Chief Financial Officer
(Principal Finance and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Suzanne Brangham	March 24, 2010
Suzanne Brangham, Secretary
of the Board and Director

/s/ Dale T. Downing	March 24, 2010
Dale T. Downing, Director

/s/ Robert B. Hitchcock	March 24, 2010
Robert B. Hitchcock, Director

/s/ Robert J. Nicholas	March 24, 2010
Robert J. Nicholas, Chairman
of the Board and Director

/s/ Valerie Pistole	March 24, 2010
Valerie Pistole, Director

/s/ Mel Switzer, Jr.	March 24, 2010
Mel Switzer, Jr., Vice-Chairman
of the Board and Director

/s/ Sean C. Cutting.	March 24, 2010
Sean C. Cutting
President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Mary Dieter Smith	March 24, 2010
Mary Dieter Smith,
Executive Vice President and
Chief Financial Officer
(Principal Finance and Accounting Officer)