Form 10-K/A
period 2009-12-31
SONOMA VALLEY BANCORP
filed 2010-04-30
CIK 1120427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

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

[   ]  Yes  [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

[   ]  Yes  [X]  No

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

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  [   ]  Yes  [X]  No

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $22,167,584.05 based on the closing sale price as reported on the Over the Counter Bulletin Board (“OTC Bulletin Board”).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 9, 2010
Common Stock, no par value per share	2,326,803

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the U.S. Securities and Exchange Commission on March 31, 2010 (the “Original Report”), to include information previously omitted from the Original Report in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year.

FORWARD LOOKING STATEMENTS

We have made no other significant changes to the Original Report.  In order to preserve the nature and character of the disclosures set forth in the Original Report, this report speaks as of the date of the filing of the Original Report, March 31, 2010, and we have not updated the disclosures in this report to speak as of a later date.

With the exception of historical facts stated herein, the matters discussed in this Form 10-K are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results.  Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operation of Sonoma Valley Bancorp's (the “Company”) wholly owned subsidiary, Sonoma Valley Bank (the “Bank”), projected costs and expenses related to operations of the Bank’s liquidity, capital resources, and the availability of future equity capital on commercially reasonable terms.  Factors that could cause actual results to differ materially include, in addition to the other factors identified in this Form 10-K, the following:

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

(iii)
Changing business, banking, or regulatory conditions or policies, or new legislation, affecting the Bank’s activities at either the state or federal level, including the Emergency Economic Stabilization Act of 2008 and related programs such as the U.S. government’s Troubled Assets Relief Program and any new legislation adopted by Congress and the administration of President Barack Obama, that could lead to changes in the competitive balance among financial institutions, restrictions on bank activities, changes in costs, including deposit insurance premiums, for particular financial institutions or financial institutions generally, declines in consumer confidence in depository institutions generally or certain financial institutions in particular or changes in the secondary market for bank loan and other products.

Readers of this Form 10-K are cautioned not to put undue reliance on “forward looking” statements which, by their nature, are uncertain as reliable indicators of future performance.  The Company disclaims any obligation to publicly update these “forward looking” statements, whether as a result of new information, future events, or otherwise.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Management

The following table sets forth the names and ages of our current directors, executive officers and significant employees, and certain additional information including qualifications, business experience and directorships with other public companies.  Our executive officers are appointed by our Board of Directors.  Our directors are elected for one-year terms and serve until the earlier occurrence of the appointment of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors.  Ms. Brangham, Ms. Pistole and Messrs. Downing, Hitchcock, Nicholas and Switzer are independent directors, as defined in the NASD listing standards.

Name	Age	Position	Since
Robert J. Nicholas	67	Chairman of the Board	2000
Mel Switzer, Jr.	65	Vice Chairman of the Board	2006
Suzanne Brangham	67	Director, Secretary	2000
Dale T. Downing	69	Director	2000
Robert B. Hitchcock	66	Director	2000
Valerie Pistole	59	Director	2007
Sean Cutting	41	President & Chief Executive Officer	2009
Mary Dieter Smith	61	Executive Vice President, Chief Financial Officer, Assistant Corporate Secretary	2000

Robert J. Nicholas has been the Chairman of the Board of Sonoma Valley Bancorp (the “Company”) since its formation in November 2000 and Director of the Bank since its formation in 1988.  Mr. Nicholas retired in 1992 as Chairman of the Board of Directors of Nicholas Turkey Breeding Farms, a position he held since 1982.  Nicholas Turkey Farms was the leading primary breeder of turkeys in the world.  The farm produced sales to 21 countries and employed 400 employees worldwide.  Mr. Nicholas was President of the World Turkey Federation and a member of the Agricultural Policy Advisory Committee of the University of California. Mr. Nicholas received as B.S. degree in Agricultural Economics in 1964 from the University of California Davis and a Juris Doctorate from the University of California, Berkeley School of law in 1967.  He passed the California Bar in 1967.  Mr. Nicholas has attended at least one continuing banking education program per year since 1995.

Mel Switzer, Jr. has been the Vice Chairman of the Board since June 2006 and director since the Company’s formation in November 2000.  Mr. Switzer was President and Chief Executive Officer of the Bank from 1990 until 2009 and Chairman of the Board of the Bank since 2008.  He has been a Director of the Bank since 1990 and Chairman of the Board of the Bank since 2008.  Mr. Switzer received his B.S in Business administration from the University of Idaho in 1967 and graduated from the Graduate School of Banking at Colorado in 1974.Mr. Switzer began his career as a National Bank Examiner in 1968 for the Comptroller of the Currency in Portland, Oregon.  In 1973, he was the Vice President Commercial Loans  for Twin Falls Bank and Trust Company.  Mr. Switzer has extensive experience and knowledge of the banking industry and has been president of various banks, including County Bank and Trust Company in Santa Cruz, California.  Mr. Switzer retired as President and CEO of the Bank in February 2009.

Suzanne Brangham has been Secretary since 2001 and Director of the Company since its formation in November 2000.  She has been Director of the Bank since March 1995.  Ms. Brangham is an author, developer, restaurateur and hotelier.  She is presently the LLC Manager of MacArthur Place which she developed in 1998.  MacArthur Place is a luxury hotel and spa in Sonoma.  Ms. Brangham was instrumental in the formation of the Sonoma Plaza Foundation, the Sonoma Valley Museum of Art, Sonoma Jazz+, and has been a Director with many non-profit organizations in the Valley.

Dale T. Downing has been Director since the Company’s formation in November 2000.  Mr. Downing has been Director of the Bank since its formation in 1988.  In 1968 Mr. Downing formed a partnership with his brother-in law to establish Shones Country Store in Glen Ellen.  In 1978 Mr. Downing sold his share of Shones and established Downings Market in El Verano.  Mr. Downing and his brother-in-law again partnered in 1985 to purchase Sonoma Market in Sonoma.  He is currently the proprietor of Sonoma Market, Inc. and Glen Ellen Village Market, Inc., formerly Shone's Country Store, Inc.  Mr. Downing is a major contributor to the community both professionally and personally.

Robert B. Hitchcock has been Director since the Company’s formation in November 2000.  Mr. Hitchcock has been Director of the Bank since its formation in 1988 and was Chairman of the Board of the Bank from 1988-1995.  He retired in 1992 as President of Nicholas Turkey Breeding Farms, a position he held since 1982.  Mr. Hitchcock has an M.B.A. from Armstrong College and a B.A. in History from the University of California, Davis.  He has been Director of the Poultry and Egg Institute of America, President of the Sonoma Valley United Way and was on the Executive Committee and Board of Trustees of Meals for Millions-Freedom From Hunger Foundation.

Valerie Pistole has been the Director of the Company since August 2007 and Director of the Bank since October 2006.  She was certified in 2009 by the California Independent Bankers Association.  Mrs. Pistole is an attorney licensed in the State of Californiand holds a Masters Degree in Taxation. She currently practices business and estate planning law for individuals and businesses in her Sonoma firm of Walter and Pistole.  She was an associate professor in the Management Studies Department at Sonoma State University from 1975-78.  Her community activities include being an officer of Impact100 Sonoma, President-Elect for the Rotary Club of Sonoma Valley for 2010-11 and legal counsel to numerous nonprofit groups.

Sean Cutting has been the Chief Executive Officer of the Company and Chief Executive Officer of Sonoma Valley Bank since February 2009.  Mr. Cutting joined the lending group of Sonoma Valley Bank as Vice President in 2002, and in 2006 was named Executive Vice President and Chief Lending Officer, overseeing the lending group and all lending operations for the Bank.  Prior to this, Mr. Cutting worked for several international banks, including Bank of Montreal in Los Angeles and ABN AMRO in San Francisco.  He was an Investment Consultant with Citicorp Investment Services and Liberty Financial Companies before earning his MBA from the Marshall School of Business at USC in 1997.

Mary Dieter Smith has been the Executive Vice President, Chief Financial Officer and Assistant Corporate Secretary of the Company since its formation in November 2000; Executive Vice President, Chief Financial Officer and Asst. Corporate Secretary of the Bank since January 1993; and Vice President, Chief Financial Officer and Assistant Corporate Secretary from June 1988 to January 1993.  Ms. Smith received a B.S. from the University of Tulsa in 1969 and graduated from the Graduate School of Banking at Colorado in 1993.  Prior to working for the Bank, Ms. Smith was Vice President and Cashier for Valley Community Bank in McMinnville and Newberg State Bank in Newberg, Oregon. Ms. Smith has a total of 37 years banking experience.

Except as disclosed above, no director or officer of the Company currently serves, or within the last five years has served, as a director of any public company, including any company which has a class of securities registered under, or which is subject to the periodic reporting requirements of, the Securities Exchange Act of 1934, or of any company registered as an investment company under the Investment Company Act of 1940.  None of the nominees were subject to any legal, judicial or administrative proceedings involving or based on violations of federal or state securities, commodities, banking or insurance laws and regulations or settlements thereof, involvement in mail or wire fraud or fraud in connection with any business entity, any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization, convictions in a criminal proceeding (excluding traffic violations and minor offenses) or had a petition under bankruptcy laws filed against themselves or an affiliate, in each case within the last ten years.

Our directors and the Nominating Committee take a critical role in guiding our strategic direction and overseeing the management of the Company.  Board candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the shareholders and personal integrity and judgment.  In addition, directors must have time available to devote to Board activities and to enhance their knowledge of the banking industry.  Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to the Company.

Audit Committee Report

The board of directors has a separately-designated standing audit committee (the “Audit Committee”).  The Audit Committee assists the full Board of Directors in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm.  The current members of the Audit Committee are Messrs. Hitchcock (Chairman), Downing, Nicholas, and Ms. Pistole, each an independent director as defined by NASD listing standards.  The Board of Directors has determined that Robert Hitchcock, Chairman of the Audit Committee, qualifies as the Audit Committee Financial Expert as defined in the Sarbanes-Oxley Act of 2002.  The Committee met seven times during 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than ten percent (10%) of the Company's Common Stock, to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the “SEC”).  Such executive officers, directors and ten percent (10%) shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely upon its review of copies of such forms received by it, or on written representations from certain reporting persons that no other filings were required for such persons, the Company believes that, during the year ended December 31, 2009, all of its executive officers, directors and ten percent (10%) shareholders complied with all applicable Section 16(a) filing requirements by filing Form 3, 4 and 5 with the SEC, except for the following:

Dale Downing acquired shares of common stock of the Company during 2009.  Late Form 4’s were filed on February 20, 2009 to report the transactions.  Below are the transactions that were reported.

1.	February 11, 2009	200 shares	$11.25 per share
2.	February 13, 2009	300 shares	$11.30 per share
3.	February 17, 2009	200 shares	$10.99 per share

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other persons performing similar functions.  A copy of our code of ethics can be found on our website at www.sonomavalleybank.com/code_of_ethics.aspx.  The Company will report any amendment or waiver to the code of ethics on our website within five (5) days.

ITEM 11.	EXECUTIVE COMPENSATION.

Executive Compensation

As to the Company's Chief Executive Officer, Chief Financial Officer and the two other most highly compensated executive officers, the following table sets forth total remuneration received from the Company for services performed in all capacities during the last three years.

Summary Compensation Table

ANNUAL COMPENSATION							LONG-TERM COMPENSATION
NAME AND PRINCIPAL POSITION		YEAR	SALARY ($)		BONUS ($)	STOCK AWARD(1) ($)	OPTION AWARDS(1) ($)	NON-EQUITY INCENTIVE PLAN COMPENSATION(2)		CHANGE IN PENSION VALUE AND NON-QUALIFIED DEFERRED COMPENSATION EARNINGS		ALL OTHER COMPEN- SATION		TOTAL
(a)		(b)	(c)		(d)	(e)	(f)	(g)		(h)		(i)		(j)
PEO	Sean C Cutting	2009 2008 2007	200,004 214,205 171,600		0 0 0	0 0 0	0 71,164 0	0 64,650 80,983		40,459 37,550 35,272	(3) (3) (3)	21,376 21,633 21,315	(4) (5) (6)	261,839 409,202 309,170
PFO	Mary Dieter Smith	2009 2008 2007	148,500 148,500 148,500	(7) (7) (12)	0 0 0	0 0 0	0 0 0	0 39,784 63,787	(10) (13)	126,552 157,041 121,083	(8) (8) (8)	9,340 15,380 16,965	(9) (11) (14)	284,392 360,705 350,335
A	Cathleen Gorham	2009 2008 2007	148,500 141,117 118,939		10,000 0 15,000	0 0 0	0 0 0	0 29,838 48,590		38,797 34,000 18,392	(15) (15) (15)	1,660 12,380 12,386	(16) (17) (18)	198,957 217,335 213,307
B	Kelly Bruns	2009 2008 2007	116,876 95,004 7,552		15,000 4,500 0	0 0 0	0 0 0	0 0 0		0 0 0		9,000 11,419 0	(19) (20)	140,876 110,923 7,552
Former PEO	Mel Switzer, Jr.	2009 2008 2007	22,654 267,231 240,000	(24)	0 0 0	0 0 0	0 0 0	0 64,650 129,573	(25)	147,587 499,723 313,877	(21) (21) (21)	49,080 21,852 25,831	(22) (23) (26)	219,321 853,456 709,281

(1)
The amounts in this column reflect the aggregate grant date fair value under FAS 123R of awards made during the indicated year.  The assumptions we use in calculating these amounts are discussed in Note L to our financial statements for the year ended December 31, 2009.

(2)	Amount awarded pursuant to the Company’s cash incentive program.

(3)
Represents the change in actuarial present value of the accumulated benefit for Sean Cutting under all of our benefit plans and the above-market amount for rates that exceeded 120% of the applicable federal rate, or $8 in 2009, $2 in 2008 and $5 in 2007.

(4)	Includes matching contributions to 401(K) Plan, personal use of Company car, director fees in the amount of $7,000 paid in cash and cash dividend on restricted stock award.

(5)	Includes matching contributions to 401(K) Plan, personal use of Company car, cash dividend on restricted stock and $8,200 gross up for taxes on restricted stock vesting in 2008.

(6)	Includes matching contributions to 401(K) Plan, cash dividend on restricted stock and $11,600 gross up for taxes on restricted stock vesting in 2007.

(7)	10% of salary or $14,850 was deferred to the 2005 Deferred Compensation plan.

(8)
Represents the change in actuarial present value of the accumulated benefit for Mary Smith under all of our benefit plans and the above-market amount for rates that exceed 120% of the applicable federal rate or $913 in 2009, $182 in 2008 and $506 in 2007.

(9)	Includes matching contributions to 401(K) Plan and cash dividend on restricted stock.

(10)	Amount awarded pursuant to the Company’s cash incentive program of which 10% or $3,978 was deferred under the 2005 Deferred Compensation Plan.

(11)	Includes matching contributions to the 401(k) plan, cash dividend on restricted stock and $4,920 gross up for taxes.

(12)	10% of salary, or $14,850, was deferred to the Deferred Compensation Plan.

(13)	Amount awarded pursuant to the Company’s cash incentive program of which 10% or $6,379 was deferred under the 2005 Deferred Compensation Plan.

(14)	Includes matching contributions to 401(K) Plan, cash dividend on restricted stock and $6,960 gross up for taxes on restricted stock vesting in 2008.

(15)	Represents the change in actuarial present value of the accumulated benefit for Cathy Gorham under all of our benefit plans.

(16)	Includes matching contributions to 401(K) Plan and cash dividend on restricted stock.

(17)	Includes matching contributions to 401(K) Plan, cash dividend on restricted stock and $4,920 gross up for taxes on restricted stock vesting in 2008.

(18)	Includes matching contributions to 401(K) Plan, cash dividend on restricted stock and $6,960 gross up for taxes on restricted stock vesting in 2007.

(19)	Includes matching contributions to 401(K) Plan and dependent care benefit

(20)	Includes matching contributions to 401(K) plan, income for waived benefits and dependent care benefit.

(21)
Represents the change in actuarial present value of the accumulated benefit for Mel Switzer, Jr. under all of our benefit plans and the above-market amount for rates that exceeded 120% of the applicable federal rate or $112 in 2009, $181 in 2008 and $543 in 2007.

(22)	Includes matching contributions to 401(K) Plan, director fees in the amount of $27,500 paid in cash, personal use of Company car and $10,525 representing retirement gift of bank auto.

(23)	Includes matching contributions to 401(K) Plan, personal use of Company car, cash dividend on restricted stock and $8,200 gross up for taxes on restricted stock vesting in 2008.

(24)	5% of salary or $12,000 was deferred to the 2005 Deferred Compensation Plan.

(25)	Amount awarded pursuant to the Company’s cash incentive program, of which 25% or $32,393 was deferred under the 2005 Deferred Compensation Plan.

(26)	Includes matching contributions to 401(K) Plan, personal use of Company car, cash dividend on restricted stock and $11,600 gross up for taxes on restricted stock vesting in 2007.

Base Salary

The Company provides executive officers and other employees with base salary to compensate them for services rendered during the fiscal year.  Salary ranges for the named executive officers are determined for each executive based on his or her position and responsibility.  The Company competes with many larger banks for top executive talent and, as a result, the base salary component of total compensation is designed to compensate executives, including the named executive officers, competitively within the industry.  Base salaries of the executive officers, including the named executive officers, are established by the Board based upon recommendations made by the Personnel and Policies Committee based on other factors as well including relevant peer group information, the executive's job responsibilities, level of experience, individual performance, and overall contribution to the financial results of the Company.  In making base salary decisions, the Personnel and Policies Committee uses its discretion and judgment based upon regional and personal knowledge of industry practice but does not apply any specific formula to determine the base salaries for the named executive officers.

Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility.  Merit based increases to salaries of executives are not common but may be made based on the Personnel and Policies Committee’s assessment of each individual’s performance.

Perquisites and Other Personal Benefits

The Company does not provide named executive officers with any significant perquisites or other personal benefits.  The perquisites that are provided are believed to be reasonable and consistent with the Company’s overall compensation program and adequately assist the Company in retaining superior employees for key positions.

Long-Term Equity Compensation

The Company provides its executive officers with long-term equity compensation, in the form of grants of options, restricted stock, stock appreciation rights and stock bonuses under the Company's 1996 Stock Option Plan, the 2002 Equity Incentive Plan and the 2007 Equity Incentive Plan.  Advantages of long-term equity compensation include favorable accounting and tax treatment and the ability to meet the almost universal expectation in the industry to provide stock options and other equity-based compensation to employees.  The Personnel and Policies Committee believes that long-term equity compensation provides the Company's executive officers, including the Chief Executive Officer, with the opportunity to purchase and maintain an equity interest in the Company and to share in the appreciation of the value of the Company's common stock.  The Personnel and Policies Committee believes that stock options and other equity-based compensation assist in motivating executives to maximize long-term shareholder value.

All stock options that were granted, including to the Chief Executive Officer, have been granted at the fair market value of the Company's common stock on the date of grant.  The Personnel and Policies Committee determines the fair market value based upon the closing price of the Company’s stock on the day of determination.  The Committee considers each option subjectively, considering factors such as the individual performance of the executive officer and the anticipated contribution of the executive officer to the attainment of the Company’s strategic goals.

The ability to provide equity incentives, through the granting of stock options and other equity-based compensation, gives the Personnel and Policies Committee the ability to create a combination of cash and stock-based incentive compensation programs to promote high performance and achievement of corporate goals by executives and employees, encourage the growth of shareholder value and allow key employees to participate in the long-term growth and profitability of the Company.

Awards of equity-based compensation are not routinely made but may occur throughout the year.

The granting of equity-based compensation helps to:

•	enhance the connection between shareholder value and long-term executive incentive compensation;

•	provide an opportunity for increased equity ownership by executives; and

•	maintain competitive levels of total compensation.

The majority of stock options granted by the Personnel and Policies Committee vest at a rate of 20% per year over the first five years of a ten-year option term.  Vesting and exercise rights cease upon termination of employment except in the case of death (subject to a one year limitation), disability or retirement.  Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends.

The Personnel and Policies Committee awards restricted stock to senior executives, including the named executives, based upon substantially the same factors described above for the issuance of stock options.  The Personnel and Policies Committee determines the number of shares to be awarded to particular senior executives and the vesting of the shares, typically over five years at a rate of 20% per year.  Upon issuance of restricted shares, the holders have many of the rights and privileges of a shareholder including voting rights.  Upon termination of employment, all restricted shares that have not vested are forfeited, without further obligation of the Company.

To date, the Company has not required any participant to pay for their restricted shares.  The fair market value of restricted shares is determined on the grant date, which is the date of determination.  Although the Company has historically only issued stock options and restricted shares, it may in the future grant stock appreciation rights, or other equity-based compensation as permitted in the 2007 Equity Incentive Plan and as determined appropriate by the Personnel and Policies Committee.

Retirement Benefits

Certain of the Company’s executives, limited to a select group of management and highly compensated employees, are eligible to participate in the Supplemental Executive Retirement Plan (“SERP”) and, along with all other employees, in the Company’s 401(k) plan.  Under the SERP, eligible executives, including the named executive officers, earn the right to receive certain benefits upon retirement.  Retirement benefits are provided annually after retirement and calculated and based upon a fifteen year vesting schedule and a percentage of the average of the best five years of the participant’s cash compensation, including salary, incentive and bonus.

The SERP is a plan similar to those adopted and utilized by the Company’s peer groups and provides the types of retirement benefits that are expected by executive officers of similarly situated banks and bank holding companies.  The SERP benefits certain eligible executives based upon the Personnel and Policies Committee’s discretion and the completion of a participation agreement.  The benefits associated with SERP participation are a yearly benefit after termination from the company and the amount of the benefit is determined by a formula multiplying a factor determined by years of service with an average of the highest five years of compensation.  The SERP is an unfunded plan and the Company has purchased insurance policies to assist with the eventual funding of the SERP benefits in the future.  The policies are corporate owned whole life insurance policies with the cash value of the policies owned by the Company and the death benefit on the employee paid to the Company as well.

Under the 401(k) plan, the Company matches employee contributions in the amount of 40% of employee’s contribution but not to exceed the Internal Revenue Service limit.  When the Committee targets overall compensation for executive officers, it does not factor in the compensation benefits expected to be received under the 401(k).

Deferred Compensation

The Company’s directors and a select group of management and highly compensated employees, including the named executive officers, are entitled to participate in the Company’s deferred compensation plan.

Under the deferred compensation plan, eligible participants can defer up to 50% of salary and 100% of the annual bonus.  Directors can defer 100% of their fees and retainer.  These assets that are deferred accrue interest and provide a return equal to 120% of the corporate bond rate, as determined in August of each year, and rounded up the nearest whole percentage point.

Under the terms of the Company’s January 1, 2005 Deferred Compensation Plan, for each plan year, eligible participants may defer a minimum of $2,000 of each of the participant’s base salary, annual bonus or directors’ fees and a maximum of 50% of their base salary and 100% of their annual bonus and directors’ fees.  Prior to any distributions, interest is credited and compounded annually on each participant’s account balance at a preferred crediting rate, which is equal to 120% of Moody’s Seasoned Corporate Bond rate for the month of August immediately prior to each plan year, rounded up to the nearest whole number.  Upon retirement, a participant receives his or her account balance and if the balance is paid in installments the undistributed portion is credited with interest and compounded annually at the set rate.

At year end 2009 all deferred compensation plans including the SERP and director retirement complied with the Internal Revenue Service Code, Section 409A.

Outstanding Equity Awards at Fiscal Year-End

OPTION AWARDS								STOCK AWARDS
NAME	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE		NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISEABLE		EQUITY INCENTIVE PLAN AWARDS: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS (#)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)		MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($)
(a)	(b)		(c)		(d)	(e)	(f)	(g)		(h)	(i)	(j)
PEO
Cutting	22,500	(1)			0	465,901	1/21/14	2,000	(2)	14,100	0	0
	2,000		8,000	(3)		47,000	1/16/18
PFO
Smith	0		0		0	0	N/A	1,200	(1)	8,460	0	0
A
Gorham	0		0		0	0	N/A	1,200	(1)	8,460	0	0
Former PEO
Switzer	0		0		0	0	N/A	0		0	0	0

(1)	All were granted on January 21, 2004 under the 2002 Equity Incentive Plan and are fully vested.

(2)	Awarded under the 2002 Equity Incentive Plan. The restricted shares vest in five equal installments on each anniversary of the date of grant beginning July 19, 2007.

(3)	All were granted on January 16, 2008 under the 2002 Equity Incentive Plan and vest in five equal installments beginning January 16, 2009.

Grants of Plan-Based Awards

There were no incentives or stock options awarded during the fiscal year ended December 31, 2009.

Directors' Remuneration

The directors of the Company are scheduled to meet at least quarterly and receive $100 for each meeting.  The directors of the Sonoma Valley Bank (the “Bank”) receive $800 for each regular board meeting and $300 for each committee meeting they attend, as a member.  In 2009 the Chair of the Audit Committee of the Bank received $750, the Chair of the Loan Committee of the Bank received $500 and all other committee chairs of the Bank received $400 for each committee meeting attended.  In 2007 the board approved a $9,000 retainer for members of the Bank Board of Directors payable either in cash or options.

Director Compensation

NAME	FEES EARNED OR PAID IN CASH ($)		STOCK AWARDS ($)	OPTION AWARDS ($)		CHANGE IN PENSION VALUE AND NONQUALIFIED DEFERRED COMPENSATION EARNINGS ($)	ALL OTHER COMPEN- SATION ($)
(a)	(b)		(c)	(d)		(f)	(g)
A Brangham	26,700	(1)	0	0		11,303	0
C Downing	35,800	(1)(2)	0	0		24,622	0
D Hitchcock	31,200	(1)	0	0		13,196	0
E Nicholas	25,618	(3)	0	0	(4)	21,491	355
F Page	25,800	(1)(2)	0	0	(5)	13	0
G Pistole	30,200	(1)	0	0	(5)	35	0
H Sangiacomo	18,318	(3)(6)	0	0	(7)	16,666	0

(1)	Includes $9,000 annual retainer.

(2)	All of Mr. Downing’s and Mr. Page’s director fees and annual retainer were deferred under the Deferred Compensation Plan.

(3)	Includes $618 annual retainer.

(4)	Mr. Nicholas has outstanding options to purchase 3,704 shares under the 2002 Stock Option Plan..

(5)	Ms. Pistole and Mr. Page have outstanding options to purchase 10,000 shares under the 2002 Stock Option Plan.

(6)	All of Mr. Sangiacomo’s director fees were deferred under the Deferred Compensation Plan.

(7)	Mr. Sangiacomo has outstanding options to purchase 3,704 shares under the 2002 Stock Option Plan.

In 2009, Ms. Brangham received $900 for serving on the Board of the Company, $9,600 for serving on the Board of the Bank, and the remaining $7,200 for serving on various Bank committees.  Mr. Downing received $900 for serving on the Board of the Company, $9,600 for serving on the Board of the Bank, and the remaining $16,300 for serving on various Bank committees.  Mr. Hitchcock received $900 for serving on the Board of the Company, $9,600 for serving on the Board of the Bank, and the remaining $11,700 for serving on various Bank committees.    Mr. Nicholas received $900 for serving on the Board of the Company, $9,600 for serving on the Bank Board, and the remaining $14,500 for serving on various Bank committees.  Mr. Page received $9,600 for serving on the Board of the Bank, and the remaining $7,200 for serving on various Bank committees.  Ms. Pistole received $800 for serving on the Board of the Company, $9,600 for serving on the Board of the Bank, and the remaining $10,800 for serving on various Bank committees.  Mr. Sangiacomo received $9,600 for serving on the Board of the Bank, and the remaining $8,100 for serving on various Bank committees.

The Company also provides certain retirement benefits for its non-employee directors pursuant to director benefit agreements.  Because of the difficulty in attracting and retaining experienced and suitable candidates to serve as independent directors, the Personnel and Policies Committee believes these limited retirement benefits are an appropriate manner to reward its independent directors for their service to the Company.  Under the terms of the director benefits agreements, upon retirement at age 70, eligible directors will receive annual retirement benefits in the amount of $500 multiplied by the number of years of service on the board of directors of the Company or the Bank and increased at the rate of two percent (2%) each year beginning after the commencement of benefits.  Benefits are paid until the death of the director or the director’s spouse, if the spouse survives the director.  Upon commencement of benefits, payments are made in twelve (12) monthly installments.

Compensation Assessment

We believe that risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company.  In addition, the Compensation Committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks.  The Personnel and Policies Committee have taken the following actions to further reduce incentives to incur excessive risk as follows:

1)	On August 19, 2009, the Personnel and Policies Committee voted to terminate the existing Cash Incentive Plan because the Committee believed it may encourage unnecessary and excessive risk taking; and

2)	The Committee has prohibited any payment to executive officers that would be considered a “golden parachute” under the U.S. Treasury’s Capital Purchase Program.

Additionally, companies participating in the U.S. Treasury’s Capital Purchase Program are required to assess their senior executive officer compensation programs to ensure that the programs do not encourage senior executive officers to take unnecessary and excessive risks that threaten the value of the bank.  The Personnel and Policies Committee has met with the Company's risk and other officers to review the incentive programs and practices, evaluated the effect of those programs historically, and reviewed its internal procedures on loan origination practices and internal audits.  Based on this review, the Personnel and Policies Committee believes that the total compensation program reflects a balance of fixed and performance based compensation, and internal policies and practices, evaluated against past results, believes that the Company’s executive compensation program does not encourage the executive officers to take unnecessary and excessive risks that threaten the value of the Company, and that no changes to the program were required for this purpose as of the date of this report, and will continue to review the philosophy and compensation programs.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 8, 2010, with respect to the beneficial ownership of the Company’s common stock for each person known to the Company to own beneficially 5% or more of the outstanding shares of the Company’s common stock, all directors and named executive officers of the Company individually, and all directors and all executive officers of the Company as a group.  As of March 8, 2010, there were 2,326,803 shares of common stock outstanding.  Unless otherwise indicated, the address for each shareholder listed in the following table is c/o Sonoma Valley Bancorp, 202 W Napa Street, Sonoma, California  95476.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percent of Class (1)
Suzanne Brangham	27,798		1.19%
Sean Cutting	36,057	(2)	1.53%
Dale T. Downing	43,689		1.88%
Robert B. Hitchcock	111,071	(3)	4.77%
Robert J. Nicholas	107,144	(4)	4.60%
Valerie Pistole	8,509	(5)	0.37%
Mel Switzer, Jr.	93,769	(6)	4.03%
Mary Dieter Smith	45,947	(7)	1.97%
Directors and Executive Officers as a Group	508,368		21.46%

(1)	Percentages are based on a total of 2,326,803 shares outstanding as of March 8, 2010.

(2)	Includes 26,500 shares subject to options exercisable within 60 days and 2,000 shares unvested restricted stock.

(3)	Includes 10,920 shares held by wife in an IRA account.

(4)	Includes 3,704 shares subject to options exercisable within 60 days.

(5)	Includes 4,000 shares subject to options exercisable within 60 days and 1,871 held by husband in a Profit Sharing Plan.

(6)	Includes 2,157 shares held by wife in an IRA account.

(7)	Includes 1,200 shares unvested restricted stock.

Securities authorized for issuance under equity compensation plans.

The following table provides aggregate information as of the end of the fiscal year ending December 31, 2009 with respect to all compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	90,110	20.49	252,003
Equity compensation plans not approved by security holders	0	0	0
Total	90,110	20.49	252,003

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The Bank has had (and expects to have in the future) banking transactions in the ordinary course of its business with its and the Company’s directors, executive officers, principal shareholders and their affiliates.  These loans are granted on substantially the same terms, including interest rates, collateral, and repayment terms, as those prevailing at the same time for comparable transactions with others and, in the opinion of management, do not involve more than the normal risk of collectability.  A part of the Bank Loan Policy details the terms to be followed when making a loan to a director, executive officer or principal shareholder.  The extensions of credit are to be made on the same terms and credit worthiness as those to outside borrowers of the Bank and in accordance with Regulation O.  The extensions of credit require approval of the Board with the interested party abstaining from participating in the voting.  The aggregate loan disbursements and loan payments made in connection with loans to directors, executive officers, principal shareholders, and affiliates, are as follows:

	2009	2008
Balance, beginning of year	$1,443,000	$2,461,000
Loan Disbursements	924,000	821,000
Loan Payments	(873,000)	(1,839,000)
Balance, end of year	$1,494,000	$1,443,000

During 2009, the highest amount of aggregate indebtedness of directors, executive officers, principal shareholders, and affiliates, was $1,645,000 as of March 31, 2009 which represented 5.32% of the Bank's equity capital as of such date.

The Bank leases its Glen Ellen branch office from Sonoma Market Partnership in which director Dale Downing is a partner.  Lease expense for the years ended December 31, 2009 and 2008 was $16,068 and $15,560, respectively.  The facility is leased for a five year term expiring March 2013 with the option to extend for one additional five year term at the same Consumer Price Index limitations.  The monthly lease payments will be increased annually based upon the Consumer Price Index, but not less than 4% annually.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table shows the fees paid or accrued by us for the audit and other services provided by Richardson & Company (“Richardson”) for the fiscal periods shown.

	December 31, 2009	December 31, 2008
Audit Fees	$102,050	$96,905
Audit Related Fees	2,205	1,485
Tax Fees	-	-
All Other Fees	109	2,330
Total	$104,364	$100,720

(1)           Audit Fees

The aggregate fees billed for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements on Form 10-K and review of financial statements included in the Company’s quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and December 31, 2009 was $96,905 and $102,050, respectively.

(2)           Audit-Related Fees

The aggregate fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements that are not reported under paragraph (1) of this Item 14 for the fiscal years ended December 31, 2008 and December 31, 2009 was $1,485 and $2,205, respectively.

(3)           Tax Fees

There were no aggregate fees billed for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning for fiscal years ended December 31, 2008 and December 31, 2009.

(4)           All Other Fees

The aggregate fees billed for any other professional services rendered by the Company's principal accountant, other than services reported in paragraphs (1) through (3) of this Item 14 for the fiscal years ended December 31, 2008 and December 31, 2009 was $2,330 and $109, respectively.

(5)           Audit Committee’s Pre-approval Policies

The Audit Committee pre-approved 100% of the fees paid to the principal accountant for audit-related, tax and other fees.  The Audit Committee pre-approves all non-audit services to be performed by the auditor in accordance with the Audit Committee Charter.

(6)           Audit Hours Incurred

The percentage of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was less than 3%.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following Exhibits are attached or incorporated herein by reference:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	First Fiscal Year Certification of Chief Executive Officer Pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008, as Amended (EESA)
99.2	First Fiscal Year Certification of Chief Financial Officer Pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008, as Amended (EESA)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SONOMA VALLEY BANCORP,

 a California Corporation

/s/ Sean C. Cutting	April 28, 2010
Sean C. Cutting
President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Mary Dieter Smith	April 28, 2010
Mary Dieter Smith
Executive Vice President and
Chief Financial Officer
(Principal Finance and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Suzanne Brangham	April 28, 2010
Suzanne Brangham, Secretary
of the Board and Director

/s/ Dale T. Downing	April 28, 2010
Dale T. Downing, Director

/s/ Robert B. Hitchcock	April 28, 2010
Robert B. Hitchcock, Director

/s/ Robert J. Nicholas	April 28, 2010
Robert J. Nicholas, Chairman
of the Board and Director

/s/ Valerie Pistole	April 28, 2010
Valerie Pistole, Director

/s/ Mel Switzer, Jr.	April 28, 2010
Mel Switzer, Jr., Vice-Chairman
of the Board and Director

/s/ Sean C. Cutting	April 28, 2010
Sean C. Cutting
President and
Chief Executive Officer
(Principal Executive Officer)

/s/ Mary Dieter Smith	April 28, 2010
Mary Dieter Smith,
Executive Vice President and
Chief Financial Officer
(Principal Finance and Accounting Officer)

{1191497.DOC;5}