Form 10-Q
period 2010-03-31
SONOMA VALLEY BANCORP
filed 2010-05-17
CIK 1120427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   March 31, 2010

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
Yes ☐                                           No  ☒

The number of shares outstanding of the registrant's Common Stock, no par value, as of April 30, 2010 was 2,326,803.

Part I
Item 1.
FINANCIAL STATEMENTS
SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)
	March 31, 2010	December 31, 2009	March 31, 2009
ASSETS
Cash and due from banks	$3,699,878	$4,709,249	$6,266,975
Interest-bearing due from banks	42,169,596	28,940,255	9,626,534
Total cash and cash equivalents	45,869,474	33,649,504	15,893,509
Investment securities available-for-sale at fair value	20,542,486	20,450,100	6,532,448
Investment securities held-to-maturity (fair value of $12,790,905, $13,285,165 and $14,150,697 respectively)	12,417,883	12,899,779	13,848,226
Loans and lease financing receivables, net	252,237,384	258,171,969	274,661,982
Premises and equipment, net	567,414	591,271	698,879
Accrued interest receivable	1,673,277	1,604,544	1,715,610
Other real estate owned	2,668,171	3,852,349	243,610
Cash surrender value of life insurance	11,251,978	11,161,018	10,874,230
Other assets	16,113,243	15,385,104	7,328,016
Total assets	$363,341,310	$357,765,638	$331,796,510
LIABILITIES
Noninterest-bearing demand deposits	$52,674,875	$51,902,932	$48,800,308
Interest-bearing transaction deposits	42,034,496	33,110,822	29,109,747
Savings and money market deposits	94,212,987	96,053,335	91,953,928
Time deposits, $100,000 and over	58,507,104	75,730,229	58,919,208
Other time deposits	32,828,241	34,911,841	35,253,932
Total deposits	280,257,703	291,709,159	264,037,123
Other borrowings	60,000,000	40,000,000	21,200,000
Accrued interest payable and other liabilities	7,200,623	7,208,298	6,990,769
Total liabilities	347,458,326	338,917,457	292,227,892
SHAREHOLDERS' EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; 8,653 Series A and 433 Series B at March 31, 2010, December 31, 2009 and March 31, 2009 issued and outstanding	8,737,359	8,718,330	8,661,334
Common stock, no par value; 10,000,000 shares authorized; 2,326,803 shares at March 31, 2010, 2,326,803 shares at December 31, 2009 and 2,313,831 shares at March 31, 2009 issued and outstanding	16,852,765	16,852,765	16,586,608
Additional paid-in-capital	2,677,838	2,630,473	2,664,333
Retained earnings (accumulated deficit)	(12,334,898)	(9,245,376)	11,666,701
Accumulated other comprehensive loss	(50,080)	(108,011)	(10,358)
Total shareholders’ equity	15,882,984	18,848,181	39,568,618
Total liabilities and shareholders' equity	$363,341,310	$357,765,638	$331,796,510

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
For the three months ended March 31, 2010 and 2009

	2010	2009
INTEREST INCOME
Loans and leases	$3,877,751	$4,447,587
Taxable securities	104,703	52,863
Tax-exempt securities	126,123	134,776
Federal funds sold and other	23,004	6,866
Dividends	33	52
Total interest income	4,131,614	4,642,144
INTEREST EXPENSE
Interest-bearing transaction deposits	10,391	8,641
Savings and money market deposits	140,618	228,534
Time deposits, $100,000 and over	280,368	385,894
Other time deposits	133,971	224,070
Other borrowings	305,214	236,162
Total interest expense	870,562	1,083,301
NET INTEREST INCOME	3,261,052	3,558,843
Provision for loan and lease losses	1,900,000	630,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	1,361,052	2,928,843
NON-INTEREST INCOME	445,550	479,164
NON-INTEREST EXPENSE
Salaries and employee benefits	1,345,096	1,357,216
Premises and equipment	253,415	243,734
Other	3,160,679	1,044,402
Total non-interest expense	4,759,190	2,645,352
Income (loss) before provision for income taxes	(2,952,588)	762,655
Provision for income taxes	0	204,769
NET INCOME (LOSS)	$(2,952,588)	$557,886
Preferred stock dividends and amortization/accretion of preferred stock premium/discount	(136,934)	(60,726)
NET INCOME (LOSS) AVAILABLE TO
COMMON SHAREHOLDERS	$(3,089,522)	$497,160

EARNINGS (LOSS) PER SHARE AVAILABLE TO COMMON SHAREHOLDERS
Basic	$(1,33)	$.22
Diluted	$(1.33)	$.22
Dividends declared per common share	$.00	$.30
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	2,316,403	2,283,580
Diluted	2,316,403	2,295,447

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
	Comprehensive	Preferred	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Income	Stock	Shares	Amount	Capital	Deficit)	Loss	Total
BALANCE AT JANUARY 1, 2008			2,242,809	$ 15,578,903	$ 2,455,409	$ 9,934,967	$ (34,999)	$27,934,280
Redemption and retirement of stock			(1,190)	(8,526)		(13,414)		(21,940)
Stock options exercised and related tax benefits			49,038	668,957	72,318			741,275
Cash dividend of $.60 per share						(1,373,226)		(1,373,226)
Stock options vested					64,805			64,805
Restricted stock vested and related tax benefits				162,750	(14,677)			148,073
Net income for the year	$ 3,315,361					3,315,361		3,315,361
Other comprehensive income, net of tax: Unrealized holding gains on securities available- for-sale arising during the year, net of taxes of $35,994	51,468
Other comprehensive loss, net of taxes	51,468						51,468	51,468
Total comprehensive income	$ 3,366,829
BALANCE AT DECEMBER 31, 2008			2,290,657	16,402,084	2,577,855	11,863,688	16,469	30,860,096
Issuance of preferred stock		8,653,000						8,653,000
Dividends on preferred stock						(406,117)		(406,117)
Amortization/Accretion of preferred stock, net		65,330				(65,330)
Stock options exercised and related tax benefits			36,146	287,931	38,618			326,549
Cash dividend of $.30 per share						(694,146)		(694,146)
Stock options vested					67,312			67,312
Restricted stock vested and related tax benefit				162,750	(53,312)			109,438
Net loss for the year	$ (19,943,471)					(19,943,471)		(19,943,471)
Other comprehensive loss, net of tax: Unrealized holding losses on securities available- for-sale arising during the year, net of taxes of $87,057	(124,480)
Other comprehensive loss, net of taxes	(124,480)						(124,480)	(124,480)
Total comprehensive income	$ (20,067,951)

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)
(Unaudited)
	Comprehensive	Preferred	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Income	Stock	Shares	Amount	Capital	Deficit)	Loss	Total
BALANCE AT DECEMBER 31, 2009		$8,718,330	2,326,803	$16,852,765	$ 2,630,473	$(9,245,376)	$ (108,011)	$18,848,181
Dividends on preferred stock						(117,905)		(117,905)
Amortization/ Accretion of preferred stock,net		19,029				(19,029)
Stock options vested					13,240			13,240
Restricted stock vested					34,125			34,125
Net loss for the period	$ (2,952,588)					(2,952,588)		(2,952,588)
Other comprehensive income, net of tax: Unrealized holding gain on securities available- for-sale arising during the year, net of taxes of $40,515	57,931
Other comprehensive income, net of taxes	57,931						57,931	57,931
Total comprehensive loss	$ (2,894,657)

BALANCE AT MARCH 31, 2010		$8,737,359	2,326,803	$16,852,765	$ 2,677,838	$(12,334,898)	$ (50,080)	$15,882,984

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
For the three months ended March 31, 2010 and 2009

	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$(2,952,588)	$557,886
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan and lease losses	1,900,000	630,000
Depreciation	47,386	57,594
Amortization and other	17,956	15,572
Stock-based compensation expense	47,365	57,459
Provision for foreclosed real estate	1,751,178	42,055
Net change in interest receivable	(68,733)	(37,063)
Net change in cash surrender value of life insurance	(90,960)	(96,748)
Net change in other assets	(768,654)	140,387
Net change in interest payable and other liabilities	(125,580)	(204,107)
NET CASH (USED IN)PROVIDED BY OPERATING ACTIVITIES	(242,630)	1,163,035
INVESTING ACTIVITIES
Proceeds from maturing securities held-to-maturity	470,000	0
Net change in loans and leases	3,467,585	(12,915,198)
Purchases of premises and equipment	(23,529)	(22,382)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,914,056	(12,937,580)
FINANCING ACTIVITIES
Net change in demand, interest-bearing transaction and savings deposits	7,855,269	2,204,230
Net change in time deposits	(19,306,725)	7,887,392
Proceeds from issuance of preferred stock	0	8,653,000
Cash dividend paid	0	(694,147)
Proceeds from FHLB borrowings	20,000,000	1,200,000
Repayments on FHLB borrowings	0	(10,000,000)
Stock options exercised	0	184,524
NET CASH PROVIDED BY FINANCING ACTIVITIES	8,548,544	9,434,999
NET CHANGE IN CASH AND CASH EQUIVALENTS	12,219,970	(2,339,546)
Cash and cash equivalents at beginning of period	33,649,504	18,233,055
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45,869,474	$15,893,509

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$929,778	$1,086,766
Income taxes	$0	$95,570
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Loans transferred to other real estate owned	$567,000	$0
Net change in unrealized gains and losses on securities	$98,446	$(45,589)
Net change in deferred income taxes on unrealized gains and losses on securities	$(40,515)	$18,762
Accrued preferred stock dividends	$117,905	$52,392
Amortization/accretion of preferred stock premium/discount, net	$19,029	$8,334

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)
Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Sonoma Valley Bancorp and Subsidiary (the "Company") at March 31, 2010 and results of operations and cash flows for the three months then ended.  Subsequent events were evaluated for these March 31, 2010 financial statements through May 14, 2010, the date the financial statements were issued.

Certain information and footnote disclosures presented in our annual financial statements are not included in these interim financial statements.  Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K.  The results of operations and cash flows for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

The interim condensed financial statements have been prepared on a going concern basis of accounting, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The ability of the Company to continue as a going concern is dependent upon, among other things, the FDIC’s acceptance of the Bank’s revised capital restoration plan and request for additional time, as further discussed on page 26, “Capital,” and the Company’s ability to implement such capital restoration plan.  The Company continues to act upon strategic alternatives to raise capital and restructure its balance sheet to satisfy FDIC requirements.  However, there are no assurances that we will be able to complete any such measures within the time required by the FDIC, and accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  The condensed financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Sonoma Valley Bancorp and its wholly owned subsidiary, Sonoma Valley Bank.  All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - Commitments

We had no outstanding performance letters of credit at March 31, 2010 and March 31, 2009.

Note 4 – Investment Securities

The amortized cost and approximate fair value of investment securities are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
March 31, 2010:
Securities Available-For-Sale
U.S. Treasury securities	$10,598,034	$252	$(127,270)	$10,471,016
U.S. Government agency securities	9,982,116	75,466		10,057,582
Equity securities	47,440		(33,552)	13,888
	$20,627,590	$75,718	$(160,822)	$20,542,486
Securities Held-to-Maturity
Municipal securities	$12,417,883	$375,967	$(2,945)	$12,790,905

Contractual maturities of investment securities at March 31, 2010 were as follows:

	Securities Available-For-Sale		Securities Held-To-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$502,013	$502,266	$1,147,843	$1,161,697
Due after one year through
five years	20,078,137	20,026,332	8,021,720	8,321,220
Due after five years through
ten years	0	0	2,328,853	2,368,745
Due after ten years			919,467	939,243
Equity securities	47,440	13,888	0	0

	$20,627,590	$20,542,486	$12,417,883	$12,790,905

The Company did not sell any securities available-for-sale during the first quarter.

As of March 31, 2010, investment securities with a carrying amount of $10,304,956 and an approximate fair value of $10,622,726 were pledged, in accordance with federal and state requirements, as collateral for public deposits.  Investment securities with a carrying amount and fair value of $20,542,486 at March 31, 2010, were pledged to meet the requirements of the Federal Reserve Bank, Federal Home Loan Bank and the U.S. Department of Justice.

Note 4 – Investment Securities (continued)

The following table shows gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010.

	2010
	Less Than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses

U.S. Government agency securities	$9,968,750	$127,270
Municipal securities	188,890	1,110	$390,692	$1,836
Equity securities			10,548	33,675
Total temporarily impaired securities	$10,157,640	$128,380	$401,240	$35,511

There was one U.S. government agency security, three municipal securities and fourteen equity securities in an unrealized loss position at March 31, 2010.  The unrealized losses on these securities were caused by interest rate increases or, in the case of the equity securities, market disfavor with financial institutions stock.  The Company purchased small amounts of various bank equity securities in order to track and analyze peer group banks and the potential loss is relatively small. In the case of the municipal securities, the contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Note 5 - Net Income (Loss) Per Common Share

Net income per share available for common shareholders is calculated by using the weighted average common shares outstanding.  The weighted average number of common shares used in computing the net income per common share for the period ending March 31, 2010 was 2,316,403 and for the period ending March 31, 2009 was 2,283,580.

Net income per share (diluted) is typically calculated by using the weighted average common shares (diluted) outstanding.  The weighted average number of common shares (diluted) used in computing the net income per common share (diluted) for the period ending March 31, 2009 was 2,295,447.  The dilutive effect of stock options and restricted stock are not considered for the period ending March 31, 2010 because of the reported net loss available to common shareholders.

Note 6 - Stock Option Accounting

We have a stock-based employee and director compensation plan in which compensation cost is recognized over the employee requisite service period, based on the fair value of the award at grant date. Options were granted in 2004, 2007 and 2008 under the fair value method.  Awards under our plan generally vest over five years.  Restricted stock was granted in July 2006 that vests over three and five years beginning July 2007.  The cost related to stock-based employee and director compensation is included in the determination of net income for the periods ended March 31, 2010 and 2009.

Note 7 - Employee Benefit Plans

We provide retirement plans to its key officers and directors.  The plans are unfunded and provide for payment to the officers and directors specified amounts for specified periods after retirement.  The amount of pension expense related to this plan, and the components of pension expense for the three months ended March 31, 2010 and 2009 are as follows:

	Directors		Officers
	2010	2009	2010	2009
Service cost	$15,725	$10,305	$17,717	$31,235
Interest cost on projected benefit obligation	12,608	7,945	57,833	65,547
Amortization of unrecognized liability at transition	432	(2,259)	20,804	6,855
Net periodic pension cost recognized	$28,765	$15,991	$96,354	$103,637

Note 8- Fair Value Measurement

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

Note 8- Fair Value Measurement (Continued)

The estimated fair values of the Company and Subsidiary's financial instruments are as follows at March 31:

	2010
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$3,699,878	$3,699,878
Interest-bearing due from banks	42,169,596	42,169,596
Investment securities available-for-sale	20,542,486	20,542,486
Investment securities held- to-maturity	12,417,883	12,790,905
Loans and lease financing receivable, net	252,237,384	258,165,000
Accrued interest receivable	1,673,277	1,673,277
Cash surrender value of life insurance	11,251,978	11,251,978

Financial liabilities:
Deposits	280,257,703	281,243,000
Accrued interest payable	67,294	67,294
Federal Home Loan Bank Borrowings	60,000,000	59,947,000

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

Note 8- Fair Value Measurement (Continued)

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

At March 31, 2010
	Total	Level 1	Level 2	Level 3
Available-for-sale securities	$20,542,486	$13,888	$20,528,598	$0

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

Note 8- Fair Value Measurement (Continued)

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
March 31, 2010
	Total	Level 1	Level 2	Level 3
Impaired Loans	$31,635,789	$0	$31,635,789	$0
Other Real Estate Owned	$2,668,171	$0	$2,668,171	$0

Impaired loans and other real estate owned – The fair value of impaired loans and other real estate owned is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans or loans for which the impairment has already been charged off.  At March 31, 2010, all of the impaired loans were evaluated based on the fair value of the collateral or discounted cash flows.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When the fair value of the impaired loans is based on discounted cash flows, the Company records the impaired loan as nonrecurring Level 3.

Note 9 - Stockholder’s Equity

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

Preferred stock dividend accrual, amortization of the premium and accretion of the discount totaled $136,934 for the first quarter in 2010.  Due to regulatory exam effective February 2010, preferred stock dividends have been suspended.

SONOMA VALLEY BANCORP
AVERAGE BALANCES/YIELDS AND RATES PAID (Unadited)
For the three months ended March 31, 2010 and 2009

	2010			2009
ASSETS	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans(2):
Commercial	$185,001,251	$2,703,750	5.93%	$183,155,354	$3,023,922	6.70%
Consumer	36,454,339	545,986	6.07%	38,056,848	594,713	6.34%
Real estate construction	21,918,379	194,604	3.60%	29,057,761	456,510	6.37%
Real estate mortgage	22,909,532	406,796	7.20%	20,197,225	344,300	6.91%
Tax exempt loans (1)	1,982,833	40,327	8.25%	2,099,035	42,636	8.24%
Leases	0	0	0.00%	17,634	0	0.00%
Unearned loan fees	(221,829)			(227,360)
Total loans	268,044,505	3,891,463	5.89%	272,356,497	4,462,081	6.64%
Investment securities
Available for sale:
Taxable	20,559,081	104,704	2.07%	6,562,678	52,915	3.27%
Hold to maturity:
Taxable	0	0	0.00%	0	0	0.00%
Tax exempt (1)	12,733,462	191,095	6.09%	13,857,462	204,206	5.98%
Total investment securities	33,292,543	295,799	3.60%	20,420,140	257,121	5.11%
CA Warrants	8,112	32	1.60%	0	0	0.00%
FHLB stock	2,720,778	5	0.00%	1,565,200	0	0.00%
Total due from banks/interest-bearing	41,434,354	22,999	0.23%	10,712,227	6,868	0.26%
Total interest-earning assets	$345,500,292	$4,210,298	4.94%	$305,054,064	$4,726,070	6.28%
Noninterest-bearing assets:
Reserve for loan losses	(11,960,799)			(5,046,979)
Cash and due from banks	4,999,975			5,013,880
Premises and equipment	583,301			719,315
Other real estate owned	3,891,726			284,731
Other assets	26,308,451			18,315,958
Total assets	$369,322,946			$324,340,969
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest- bearing deposits
Interest-bearing transaction	$43,652,842	$10,391	0.10%	$29,551,433	$8,641	0.12%
Savings deposits	95,324,586	140,618	0.60%	87,759,695	228,534	1.06%
Time deposits over $100,000	61,559,816	280,368	1.85%	55,168,874	385,894	2.84%
Other time deposits	33,713,520	133,971	1.61%	34,629,877	224,070	2.62%
Total interest-bearing deposits	234,250,764	565,348	0.98%	207,109,879	847,139	1.66%
Other borrowings	58,000,000	305,214	2.13%	27,624,444	236,162	3.47%
Total interest-bearing liabilities	292,250,764	$870,562	1.21%	234,734,323	$1,083,301	1.87%
Non interest-bearing liabilities:
Non interest-bearing demand deposits	50,706,426			47,422,063
Other liabilities	7,282,108			7,730,856
Shareholders' equity	19,083,648			34,453,727
Total liabilities and shareholders' equity	$369,322,946			$324,340,969
Interest rate spread			3.73%			4.41%
Interest income		$4,210,298	4.94%		$4,726,070	6.28%
Interest expense		870,562	1.02%		1,083,301	1.44%
Net interest income/margin		$3,339,736	3.92%		$3,642,769	4.84%

(1)	Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2010 and 2009.
(2)
Non accrual loans have been included in loans for the purposes of the above presentation.  Loan fees of approximately $47,673 and $60,873 for the three months ended March 31, 2010 and 2009, respectively, were amortized to the appropriate interest income categories.

Item 2.                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

Forward Looking Statements

With the exception of historical facts stated herein, the matters discussed in this Form 10-Q are “forward looking” statements that involve risks and uncertainties that could cause actual results to differ materially from projected results.  Such “forward looking” statements include, but are not necessarily limited to statements regarding anticipated levels of future revenues and earnings from the operation of Sonoma Valley Bancorp’s wholly owned subsidiary, Sonoma Valley Bank (“Bank”), projected costs and expenses related to operations of our liquidity, capital resources, and the availability of future equity capital on commercially reasonable terms.  Factors that could cause actual results to differ materially include, in addition to the other factors discussed in our Form 10-K for the year ended December 31, 2009, and subsequent periodic reports, the following; (i) increased competition from other banks, savings and loan associations, thrift and loan associations, finance companies, credit unions, offerors of money market funds, and other financial institutions; (ii) the risks and uncertainties relating to general economic and political conditions, both domestically and internationally, including, but not limited to, inflation, or natural disasters affecting the primary service area of our major industries; or (iii) changes in the laws and regulations governing the Bank’s activities at either the state or federal level.  Readers of this Form 10-Q are cautioned not to put undue reliance on “forward looking” statements which, by their nature, are uncertain as reliable indicators of future performance.  We disclaim any obligation to publicly update these “forward looking” statements, whether as a result of new information, future events, or otherwise.

For the Three Month Periods
Ended March 31, 2010 and 2009

Overview

The Company recorded a net loss of $2,952,588 for the three months ended March 31, 2010. This represents a decline of $3.5 million from earnings of $557,886 during the period ended March 31, 2009. The decline in earnings relates to a $1.3 million increase in the provision for loan losses and a $2.1 million increase in other operating expense which is a result of a write down of $1.8 million in other real estate owned.  The significant increase in the provision for loan losses for the three month period ended March 31, 2010 reflects deterioration in regional economic conditions, decline in regional real estate values and updated assessments of the financial condition of borrowers.  Non-interest income showed a decline of 7.0% or $34,000 and non-interest expense showed an increase of 79.9% or $2.1 million.  A discussion of the increase in loan losses is further described on Page 18 under “Provision for Loan Losses”.

Net income (loss) available to common shareholders declined from net income of $497,160 during the three months ended March 31, 2009 to a net loss of $3,089,522 or $(1.33) per share for the three months ended March 31, 2010. This represents a decline of $3.6 million from earnings of $497,160 or $.22 per diluted share during the period ended March 31, 2009. Included in the current year loss was the net income statement loss described above of $2,952,588 plus $136,934 which represents dividends accrued and discount amortized on preferred stock.

Total assets at March 31, 2010 were $363.3 million, an increase of $5.6 million from the $357.8 million at December 31, 2009.  Cash and due from banks increased by $12.2 million from $33.7 million at December 31, 2009 to $45.9 million at March 31, 2010 and investment securities decreased by $390,000 to $33.0 million at March 31, 2010.  Loans net of unearned fees decreased $5.9 million. Deposits decreased by $11.5 million from $291.7 million at December 31, 2009 to $280.2 million at March 31, 2010.  Total shareholders’ equity decreased by $3.0 million from $18.8 million at December 31, 2009 to $15.8 million at March 31, 2010. This decline is a result of the three months loss of $2,952,588 as described above.

Return (loss) on average total assets on an annualized basis for the three month period was (3.24%) in 2010 and .70% in 2009 based on net loss of $2,952,588 as of March 31, 2010.  The decline in the return on assets is the result of the $3.5 million decline in net income combined with growth of $45.0 million or 13.9% in average assets from $324.4 million at March 31, 2009 to $369.3 million at March 31, 2010.  Return (loss) on average shareholders' equity on an annualized basis at the end of the first quarter 2010 and 2009 was (62.75%) and 6.57%, respectively.  The decline in return (loss) on equity is the result of the decline in net income from $557,886 in 2009 to a loss of $2,952,588 in 2010.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between total interest income and total interest expense.  Net interest income, adjusted to a fully taxable equivalent basis, as shown on the table- Average Balances/Yields and Rates Paid, on page 15, is higher than net interest income on the statement of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($78,684 in 2010 and $83,926 in 2009, based on a 34% federal income tax rate).

The decrease in net interest income for the three months ended March 31, 2010 (stated on a fully tax equivalent basis) is a result of the net effect of a $515,772 decrease in interest income offset by a smaller decrease in interest expense of $212,739, showing a net decrease of $303,033.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin.  For the first three months of 2010, our net interest margin declined 92 basis points to 3.92%, from 4.84% for the same period in 2009.  The decline in the net interest margin is a result of asset yields repricing downward more than the yields on earning liabilities. Additionally, with the increase in non-accrual loans, earnings on loans has significantly declined.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) declined by $516,000 to $4.2 million in the first three months of 2010, a 10.9% decrease from the $4.7 million realized during the same period in 2009.  The $516,000 decrease was the result of the 134 basis point decrease in the yield on earning assets to 4.94% for the three months ended March 31, 2010 from 6.28% for the same period in 2009.  Average balances of interest-bearing assets increased $40.4 million or 13.26% from $305.1 million as of March 31, 2009 to $345.5 million as of March 31, 2010.

The gain in volume of average earning assets was responsible for a $57,000 increase in interest income, and the decrease in interest rates contributed $573,000, for a net decrease in interest income of $516,000.

Interest Expense

Total interest expense for the first three months of 2010 decreased by $213,000 to $871,000 from $1.1 million for the same period in 2009.  The average rate paid on all interest-bearing liabilities decreased from 1.87% in the first three months of 2009 to 1.21% in the same period in 2010, a decrease of 66 basis points.  Average balances of interest-bearing liabilities increased from $234.7 million in 2009 to $292.2 million in 2010, a $57.5 million or 24.5% increase in interest-bearing liabilities.

The gain in volume of average balances was responsible for a $225,000 increase in interest expense and the lower interest rates paid were responsible for a $438,000 decrease in interest expense for a net decrease of $213,000.

Individual components of interest income and interest expense are provided in the table “Average Balances/Yields and Rates Paid” on page 15.

Provision for Loan Losses

The provision for loan losses charged to operations as of March 31, 2010 was $1.9 million compared to $630,000 in 2009.  The provision for loan losses is based on our evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding.  Like many community banks, the Bank does have a significant concentration in commercial real estate loans.  At the present time, due to severe economic recession, overly inflated real estate values, and the lack of available financing options, local commercial real estate values declined considerably.  This severely impacts the Bank’s commercial real estate portfolio causing additional provisions for loan losses.  The Bank has been proactive in obtaining current appraisals on loans secured by commercial real estate.  Per regulatory and accounting guidelines, the Bank is required to write-down collateral-dependant loans to the fair market value of the collateral and set a reserve for potential selling costs.  As these loans are charged off against the loan loss reserve, the reserve is reduced to a level that does not take into consideration the inherent risk in the remaining portfolio, and thus needs to be replenished.  Additionally, due to the increased risk associated with a faltering economy and an increase in the Bank’s loss history, the Bank increased reserves on all non-classified loans.  Although the economy has shown some signs of stabilization, conditions in the commercial real estate market are anticipated to worsen further which may result in additional provisions for loan loss throughout 2010.

The non-performing assets to total loans ratio was 12.57% as of March 31, 2010 compared to 2.18% in 2009.  Non accrual loans were $30.9 million as of March 31, 2010 compared to $5.9 million as of March 31, 2009, an increase of 426.5%.  Loans charged-off are $2.7 million and recoveries are $182,000 for 2010 year to date compared with $671,000 in charge-offs and $51,000 in recoveries for the same period in 2009.  The increase in charge-offs in 2010 is a result of multiple causes including a continuing recession which caused more business failures and borrowers to become delinquent and unable to payback their loans, a material drop in real estate values and the application of regulatory and accounting guidance which require certain assets to be written down to fair market value of the collateral, in some cases as much as 60% of the previous appraised value.  Refer to page 25 for an analysis in the changes in allowance for loan losses including charge-offs and recoveries.

Non-interest Income

Non-interest income for the first three months of $445,550 decreased 7.0% or $33,614 from the $479,164 recorded in the comparable period in 2009.  Income from service charges on deposit accounts has shown the largest decrease of $38,176 from $310,473 as of March 31, 2009 to $272,297 as of March 31, 2010, a decline of 12.3%. We experienced a $36,346 decrease related to fee income charged for overdrafts and checks drawn against insufficient funds.

Other fee income showed a 15.4%, or $10,060, increase from $65,450 for the first three months of 2009 to $75,510 in the same period of 2010.  This is a net result of increases in the miscellaneous income and loan referral fees of $8,174 and $4,477, respectively. All other non-interest income declined $5,498 from $103,241 in 2009 to $97,743 in 2010.  This is largely due to a decline in income generated by bank owned life insurance policies.  The earnings on the policies have declined due to the consistently low market interest rates at this time.

Non-Interest Expense

Total non-interest expense grew $2.1 million, or 79.9%, to $4.7 million for the first three months of 2010 from $2.6 million in the comparable period in 2009.  Non-interest expense on an annualized basis represented 5.23% of average total assets in 2010 compared with 3.31% in the comparable period in 2009.

Salaries and benefits decreased $12,000, or .89%, from $1.36 million for the three months ended March 31, 2009 to $1.35 million for the three months ended March 31, 2010.  Management tries to utilize efficiencies to stabilize the growth in full-time equivalent employees. For the periods ending March 31, 2010 and 2009, total full time equivalent employees were 53. As of March 31, 2010, assets per employee were $6.9 million compared with $6.3 million as of March 31, 2009.

Expenses related to premises and equipment increased 3.97% to $253,000 in 2010 from $244,000 for the same period in 2009.  The $9,000 increase in expense in 2010 is the result of increases in software expense of $7,000 or 30.1% from $23,000 to $30,000 as of March 31, 2009 and 2010, respectively. This expense is related to enhancements in our on-line consumer banking product and software to allow greater efficiency in performing our work. Building maintenance expense showed an increase of $7,500 from $2,000 as of March 31, 2009 to $9,500 as of March 31, 2010. This is due in part to insurance deductible due to the Banco De Sonoma fire.  Lease expense increased for the first three months of 2010 to $105,000 from $101,000 for the same period of 2009, an increase of 4.3% or $4,000.

Other non-interest expense increased 202.6% to $3.2 million in 2010 from $1.0 million in 2009, an increase of $2.1 million. The increase is a result of a $1.8 million expense in foreclosed property for the period ended March 31, 2010 from $42,000 for the period ending March 31, 2009.  The 2010 expense is largely due to write downs on other real estate owned due to decline in property values.  Loan appraisals and inspections increased $44,000 due to bank requested appraisals for property reevaluation.  Of the $2.1 million increase $136,000 was related to the expense for the FDIC assessment.  The increase in the FDIC assessment is a result of the Bank’s lower capital position resulting in higher premiums.  There was a $191,000 increase in professional fees from $342,000 as of March 31, 2009 to $533,000 as of March 31, 2010.  There was an increase in general other professional fees of $106,000 from $25,000 in 2009 to $131,000 in 2010. This is due to outside assistance with problem loans and additionally, we have outsourced our Human Resources department.  Legal fees for loan collection expense increased $26,000 from $23,000 in 2009 to $49,000 in 2010.  Expense for outsourcing information technology monitoring and maintenance increased $23,000 from $42,000 in 2009 to $65,000 in 2010.

Provision (Benefit) for Income Taxes

As of March 31, 2010, we recorded no income tax benefit related to the pre-tax loss generated in the first quarter.  This compares to income tax expenses of $204,769, or 26.8% of pre-tax income as of March 31, 2009.  No tax benefit was recorded in 2010 due to the Company maintaining a partial valuation allowance against the deferred tax assets and not recording additional deferred tax assets.  Management determined that it is “more likely than not” that we will not be able to fully recognize all of our deferred tax assets.

BALANCE SHEET ANALYSIS

Investments

Investment securities were $33.0 million at March 31, 2010, a 1.2% decrease from $33.3 million at December 31, 2009 and a 61.7% increase from $20.4 million at March 31, 2009.  The decrease in the portfolio from December 31, 2009 is a result of calls and maturities of securities. The increase over March 31, 2009 is a result of US Treasury and agency purchases to pledge at the Federal Reserve Bank for discount window borrowings, a contingent liquidity source for the Company.  We will usually maintain an investment portfolio of securities rated “A” or higher by Standard and Poor's or Moody's Investors Service.  Local tax-exempt bonds are occasionally purchased without an “A” rating. In this uncertain time, with the downgrades of the credit rating agencies, some purchased bonds now have an underlying rating of less than an “A” rating, although all except two have an Investment Grade bond rating.

Securities are classified as held to maturity (HTM) if we have both the intent and the ability to hold these securities to maturity.  As of March 31, 2010, we had securities totaling $12.4 million with a market value of $12.8 million categorized as HTM.  Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.

Securities are classified as available for sale (AFS) if we intend to hold these debt securities for an indefinite period of time, but not necessarily to maturity.  Investment securities which are categorized as AFS are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity.  Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy.  Securities held in the AFS category are recorded at market value, which was $20.54 million compared to an amortized cost of $20.53 million as of March 31, 2010.

There were fourteen equity securities with a fair value of  $10,548 and one US Treasury security with a fair value of $9,968,750 in the AFS portfolio and three municipal securities totaling $579,582 in the HTM portfolio that are temporarily impaired as of March 31, 2010. Unrealized losses totaled $33,675 on equity securities, $127,270 on the US Treasury security and $2,946 on municipal securities. Of the above, fourteen equity securities or $10,548 in the AFS portfolio and two municipal securities or $390,692 in the HTM portfolio have been in a continuous loss position for 12 months or more as of March 31, 2010.    The primary cause of the impairment is interest rate volatility due to market volatility and downgrades of municipal insurers causing municipal securities to rely on the underlying rating of the municipality which is typically lower than AAA rated.  One municipal security totaling $50,281 has been downgraded to CC by Standard and Poors as the municipal entity declared bankruptcy. We have continued to receive interest payments as scheduled and anticipate full recovery of both principal and interest. It is our intention to carry the securities to date, at which time we will have received face value for the securities at no loss. The equity securities are minimal shares of local and peer group banks which we hold so that we may better review their financial and compensation information.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses to the income statement are recognized upon sale, or at such time as management determines that a permanent decline in value exists.  In our opinion, there was no investment in securities at March 31, 2010 that constituted a material credit risk to the Company.  The lower market value to amortized costs was a result of the increase in market interest rates and not an indication of lower credit quality except as stated above. At the present time there is some uncertainty in the market relative to the companies insuring the municipal securities that we hold. We are monitoring this situation very closely and believe that the municipalities will be able to fulfill their obligations and there will be no need to rely on the insurance companies for payment. If the insurance companies are downgraded it could lower the rating on the securities and therefore affect the fair value.

Loans

Our loans, net of unearned loan fees were $264.7 million at March 31, 2010, or 94.4% of total deposits. This compares with $271.2 million, or 93.0% of total deposits, at December 31, 2009 and $279.7 million, or 105.9% of total deposits, at March 31, 2009.  A comparative schedule of average loan balances is presented in the table on page 15; period-end and year-end balances are presented in the following table.

	March 31,	Percentage	December 31,	Percentage	March 31,	Percentage
	2010	of Total	2009	of Total	2009	of Total

One to four family residential	$59,371,723	22.4%	$63,852,298	23.5%	$60,406,565	21.6%
Multifamily residential	21,732,494	8.2%	21,860,559	8.1%	25,294,423	9.0%
Farmland	8,885,416	3.4%	8,923,453	3.3%	7,541,203	2.7%
Commercial real estate	109,529,796	41.4%	109,146,997	40.2%	107,228,912	38.3%
Construction/Land Development 1-4 family	26,156,915	9.9%	27,604,056	10.2%	32,179,727	11.5%
Other construction/land development	15,767,978	6.0%	16,007,666	5.9%	23,785,825	8.5%
Consumer loans	2,957,554	1.1%	3,273,139	1.2%	3,815,041	1.4%
Other loans to farmers	3,839,029	1.4%	3,934,468	1.4%	3,737,754	1.3%
Commercial, non real estate	14,680,807	5.5%	14,881,960	5.5%	13,849,138	5.0%
Municipalities	1,982,833	0.7%	1,982,833	0.7%	2,099,035	0.7%
Lease financing receivables	0	0.0%	0	0.0%	17,634	0.0%
Total gross loans	264,904,545	100.0%	271,467,429	100.0%	279,955,257	100.0%
Deferred loan fees	(212,730)		(229,407)		(250,931)
Loans net of deferred loan fees	$264,691,815		$271,238,022		$279,704,326

As indicated above, the majority of the Company’s loan portfolio is secured by real estate. As of March 31, 2010 and March 31, 2009, approximately 91.2% and 91.7%, respectively, of the Bank’s loans were secured by real estate. As of March 31, 2010, commercial real estate properties were identified as a concentration of credit as it represented 41.4% of the loan portfolio.  Another significant concentration is loans secured by one to four family residential properties, which represented 22.4% of the loan portfolio.

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

As of March 31, 2010, there was $109.5 million in commercial real estate loans representing 41.4% of the loan portfolio.  Commercial real estate loans have been identified as a higher risk concentration based on the impact of the economic conditions and supported by the rise in delinquencies and requests for payment deferments.  Many of these loans have been assigned to a special asset manager for enhanced monitoring.  Updated financial data is being obtained from borrowers. The allowance for loan losses may be increased in the coming quarters if there is further deterioration in the credit quality of the commercial real estate loan portfolio, or if collateral values continue to drop.

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

As of March 31, 2010, the Company had ten borrowing relationships that exceeded 25% of risk-based capital. Additionally, the Company identified three geographic concentrations in developments located in Santa Rosa, Petaluma and Windsor.

Based on its risk management review and a review of its loan portfolio, management believes that its allowance for loan losses as of March 31, 2010, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the loan loss reserve cannot be determined with precision, but is subject to periodic review, and could be susceptible to significant change in future periods.

Loan Commitments and Letters of Credit

Loan commitments are written agreements to lend to customers at agreed upon terms, provided there are no violations of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  Loan commitments may have variable interest rates and terms that reflect current market conditions at the date of commitment.  Because many of the commitments are expected to expire without being drawn upon, the amount of total commitments does not necessarily represent our anticipated future funding requirements.  Unfunded loan commitments were $34.2 million at March 31, 2010 and $42.8 million at March 31, 2009.

Standby letters of credit commit us to make payments on behalf of customers when certain specified events occur.  Standby letters of credit are primarily issued to support customers' financing requirements of twelve months or less and must meet our normal policies and collateral requirements.  Standby letters of credit outstanding were $373,000 at March 31, 2010 and $118,000 at March 31, 2009.

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

The Bank has a process to review all nonperforming loans on a quarterly basis.  The Bank considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.  Impaired loans as of March 31, 2010 were $37.6 million compared to $31.7 million as of December 31, 2009.  The evaluation of impaired loans will continue in the coming quarters as the Bank receives updated appraisals, financial information, and economic trends relevant to individual non-accrual loans.

We had loans of $30.9 million in non-accrual status at March 31, 2010 and $22.2 million at December 31, 2009.  There were $18.5 million in loans 90 days or more past due at March 31, 2010 and $10.9 million at December 31, 2009.  We have more loans in non-accrual status than are 90 days past due because management determined the continued collection of principal or interest is unlikely, given the information available today. This is further discussed in the guidelines in the paragraph below.

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

A loan is classified as a restructured loan when the interest rate is reduced, when the term is extended beyond the original maturity date, or other concessions are made by us, because of the inability of the borrower to repay the loan under the original terms. We had $6.0 million in renegotiated loans as of March 31, 2010 and $7.3 million as of December 31, 2009.

The following table provides information with respect to the components of nonperforming assets at the dates indicated:

	March 31, 2010	December 31, 2009
Non-accrual loans	$30,901,475	$22,197,070
Loans 90 days past due	44,841	0
Other real estate owned	2,668,171	3,852,349
Restructured loans	6,019,386	7,315,444
Total non performing assets	$39,633,873	$33,364,863

Nonperforming assets as a percent of loans, net of unearned fees, plus OREO	14.82%	12.13%
Nonperforming assets as a percent of total assets	10.91%	9.31%

When appropriate or necessary to protect the Bank’s interest, real estate taken as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure.  Real property acquired in this manner is known as other real estate owned (OREO).  OREO is carried on the books as an asset at the lower of the loan balance or the fair value less estimated costs to sell.  OREO represents an additional category of “nonperforming assets.”  The Company had four OREO’s as of March 31, 2010 for $2.7 million and three OREO for $3.9 million as of December 31, 2009.

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

Each month the Bank reviews the allowance and increases the allowance as needed.  As of March 31, 2010 and December 31, 2009, the allowance for loan losses was 4.71% and 4.82%, respectively, of loans net of unearned.  No assurance can be given that the increase in the allowance is adequate to reflect the increase in the loan portfolio balance, non-accrual loans and the overall economic downturn, which may adversely affect small businesses and borrowers in the Bank’s market.  The Bank is working diligently with all borrowers to proactively identify and address difficulties as they arise.  As of March 31, 2010 and December 31, 2009, loan charge-offs totaled $2.7 million and $23.4 million, respectively, and recoveries on previously charged-off loans totaled $182,000 and $299,000, respectively.

As of March 31, 2010, the allowance for loan losses was $12.5 million, or 4.71% of period-end loans, compared with $13.1 million, or 4.82%, at December 31, 2009.  In accordance with FASB ASC 310 accounting standards, the Bank recognizes estimated losses based on appraised values on collateral dependent loans.  As of March 31, 2010, the Bank increased the provision for loan and lease losses by $1.9 million.  The increase in the provision for loan and lease losses is largely due to the Bank’s identification of additional risk in the loan portfolio and recognition of estimated losses caused by deterioration of real estate collateral values in the Bank’s lending area.

An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.

	For the Three Months Ended 3/31/10	For the Year Ended 12/31/09	For the Three Months Ended 3/31/09

Beginning balance	$13,066,053	$5,032,500	$5,032,500
Provision for loan and lease losses	1,900,000	31,130,000	630,000
Loans charged off:
Commercial	(2,322,471)	(18,890,415)	(438,253)
Consumer	(10,263)	(1,013,025)	(58,000)
Real Estate Construction	(270,959)	(2,368,456)	0
Real Estate Loans	(46,550)	(961,920)	(154,988)
Leases	0	(17,634)	0
Overdrafts	(43,607)	(144,164)	(20,070)
Total charge-offs	(2,693,850)	(23,395,614)	(671,311)
Recoveries:
Commercial	33,094	266,497	48,800
Consumer	24,999	12,074	1,882
Real Estate Loans	122,202	0	0
Leases	0	17,634	0
Overdrafts	1,933	2,962	473
Total recoveries	182,228	299,167	51,155
Net recoveries (charge-offs)	(2,511,622)	(23,096,447)	(620,156)
Ending balance	$12,454,431	$13,066,053	$5,042,344

Net charge-offs to average loans increased when compared with the prior year.  We recorded net losses of $2.5 million or 3.8% of average loans in 2010 compared to net losses of $620,000 or .92% of average loans for the same period in 2009.

Worsening conditions in the general economy and real estate markets will likely continue to adversely affect the loan portfolio, which could necessitate additional provisions for loan losses in 2010. The drastic changes in the availability of credit during 2009 have negatively impacted most asset values which serve as collateral to the majority of the Bank’s loans. However, as of March 31, 2010, we believe the overall allowance for loan losses is adequate based on our analysis of conditions at that time.

Deposits

A comparative schedule of average deposit balances is presented on page 15.  Period-end and year-end deposit balances are presented in the following table.

	March 31, 2010	Percentage of Total	December 31, 2009	Percentage of Total	March 31, 2009	Percentage of Total

Interest-bearing transaction deposits	$42,034,496	15.0%	$33,110,822	11.3%	$29,109,747	11.0%
Savings deposits	94,212,987	33.6%	96,053,335	32.9%	91,953,928	34.8%
Time deposits, $100,000 and over	58,507,104	20.9%	75,730,229	26.0%	58,919,208	22.3%
Other time deposits	32,828,241	11.7%	34,911,841	12.0%	35,253,932	13.4%
Total interest-bearing deposits	227,582,828	81.2%	239,806,227	82.2%	215,236,815	81.5%
Demand deposits	52,674,875	18.8%	51,902,932	17.8%	48,800,308	18.5%
Total deposits	$280,257,703	100.0%	$291,709,159	100.0%	$264,037,123	100.0%

Total deposits decreased by $11.4 million, or 3.9%, for the three months ended March 31, 2010 to $280.3 million from $291.7 million at December 31, 2009, and increased by 6.1% from $264.0 million as of March 31, 2009.  The decrease in deposits from year end is a net result of increases in interest bearing checking and non-interest bearing demand of $8.9 million and $772,000, respectively, offset by decreases in time deposits greater than $100,000, other time deposits and savings of $17.2 million, $2.1 million and $1.8 million, respectively. The bank was aware that certain customers deposited funds for short time period and would be withdrawing such funds in the first quarter to satisfy various obligations.  Of the $11.4 million decline in deposits, $9.3 million was an anticipated withdrawal of funds. Additionally, due to our low capital ratios, the Bank has had to allow our CDARS reciprocal deposits to run off.  This has contributed to the decline of time deposits and likewise the increase in interest-bearing transaction accounts as the customers move the renewing time deposits to FDIC insured transaction accounts.

Capital

The Bank is subject to FDIC regulations governing capital adequacy.  The FDIC has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.  Under the current guidelines, as of March 31, 2010, the Bank was required to have minimum Tier I and total risk-based capital ratios of 4% and 8%, respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios to be 6% and 10%, respectively.

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

Based on the FDIC's guidelines, the Bank's total risk-based capital ratio at March 31, 2010 was 5.44% and its Tier 1 risk-based capital ratio was 4.15%.  The Bank's leverage ratio was 3.25%.

The total risk-based capital, Tier 1 risk based capital and leverage ratios for the Company at March 31, 2010, were 5.20%, 3.91% and 3.06%, respectively. The capital ratios for the Company at March 31, 2009, were 14.31%, 13.05% and 12.11%, respectively.

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

On April 14, 2010, the Company received a Supervisory Prompt Corrective Action Directive (“Directive”) from the FDIC, dated April 13, 2010, due to the Bank’s “undercapitalized” status as of December 31, 2009 under regulatory capital guidelines.  The Bank is revising its capital restoration plan for resubmission to the FDIC, and intends to continue to appeal the Directive based on the limited time provided in the order, in order to extend the period within which to become compliant.

The Directive requires that within 30 days of the effective date of the Directive, or May 13th, 2010, the Bank must (1) sell enough voting shares or obligations of the Bank so that the Bank will be “adequately capitalized” under regulatory capital guidelines and/or (2) accept an offer to be acquired by a depository institution holding company or combine with another insured depository institution.  The Bank continues to act upon strategic alternatives to raise capital and restructure its balance sheet to satisfy this requirement of the Directive.

Although already subject to certain limitations, the Directive also prohibits the Bank from: (1) paying interest on deposits in excess of prescribed limits; (2) accepting, renewing or rolling over any brokered deposits; (3) making any capital distributions or dividend payments to the Company or any affiliate of the Bank or the Company; (4) paying any bonus to, or increasing the compensation of, any director or officer of the Bank without the prior approval of the FDIC; (5) establishing or acquiring a new branch or, without the prior approval of the FDIC, relocating, selling or disposing of any existing branch.  In addition, the Bank must comply with Section 23A of the Federal Reserve Act without the exemption for transactions with certain affiliated institutions.

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

Liquidity Management

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

To meet liquidity needs, the Bank maintains a portion of funds in cash deposits at other banks, Federal funds sold, excess reserves at Federal Reserve Bank and investment securities.  As of March 31, 2010, primary liquidity was comprised of $3.7 million in cash and cash equivalents, $42.2 million in interest-bearing deposits at Federal Reserve Bank and $20.5 million in available-for-sale securities. This primary liquidity totaled 18.3% of total assets at March 31, 2010, compared to 14.7% at December 31 2009.

In addition to liquid assets, liquidity can be enhanced, if necessary, through short or long term borrowings which the Bank classifies as available liquidity.  Available liquidity, which includes the ability to borrow at FHLB, was 12.99% or $47.2 million as of March 31, 2010 and 15.69% or $57.6 million as of December 31, 2009.

The Bank also tries to maintain contingent sources of liquidity such as Federal funds lines, a 25% reserve of FHLB advances, and other borrowings.  At March 31, 2010, contingent liquidity declined to $10.1 million or 2.78% of total assets compared with $45.3 million or 12.3% as of December 31, 2009.

During the fourth quarter, two correspondent banks suspended the Bank’s unsecured Federal funds purchased lines of credit totaling $11.0 million.  During the first quarter of 2010, an additional two banks suspended their unsecured Federal funds purchased lines of credit totaling $8.0 million.  The Bank is also a member of the FHLB San Francisco and has a secured credit limit for advances, the total usable amount of which is dependent on the borrowing capacity of pledged loans.  In January, 2009, the Bank borrowed an additional $20.0 million from the FHLB to increase our on balance sheet liquidity and to lock in low interest rates for five years.  In February, the FHLB reduced the Bank’s overall secured credit limit and required the physical delivery of pledged loans and the Bank responded by transferring a security as additional collateral to offset the effect of the reduction in the credit limit.  Additionally, upon further review of the collateral and additional reduction in the percentages of collateral available, the Bank has purchased certificates of deposit in the amount of $10.7 million and pledged to support the borrowing.  As a result, the Bank has no unused available borrowing capacity from the FHLB as of March 31, 2010. The FHLB has discretionary right going forward to take actions to manage the risk of its credit relationship with the Bank, which potential actions include further reducing the Bank’s overall credit limit and reducing the borrowing capacity of pledged loans.

At quarter end, the Bank also maintained a $10.1 million secured borrowing line with the Federal Reserve Bank of San Francisco’s Discount Window, which was not drawn upon at March 31, 2010.  There were no borrowings outstanding collateralized by the investment portfolio as of March 31, 2010, although $425,000 of securities in the available-for-sale portfolio were pledged for Treasury, Tax & Loan deposits and US  Bankruptcy deposits at the Federal Reserve Bank and $664,000 securities in the held-to-maturity portfolio pledged with Union Bank of California for public entity deposits.  $11.8 million in the held-to-maturity portfolio was free and available to pledge as collateral at Federal Reserve Bank.  To the extent that the investment securities are used as collateral for outstanding borrowings, these securities cannot be sold unless alternative collateral is substituted to collateralize the outstanding borrowings.  The inability to sell these securities would reduce our available liquidity.

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

Simulation of earnings is the primary tool used to measure the sensitivity of earnings to interest rate changes.  Using computer-modeling techniques, we are able to estimate the potential impact of changing interest rates on earnings.  A balance sheet forecast is prepared quarterly using inputs of actual loans, securities and interest bearing liabilities (i.e. deposits/borrowings) positions as the beginning base.  The forecast balance sheet is usually processed against nine interest rate scenarios.  The scenarios usually include 100, 200, 300 and 400 basis point rising rate forecasts, a flat rate forecast and 100, 200, 300 and 400 basis point falling rate forecasts which take place within a one year time frame.  The net interest income is measured during the year assuming a gradual change in rates over the twelve-month horizon.

Our 2010 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from March 31, 2010 balances.  The following table summarizes the effect on net income of +100, +200, +300, +400 and -25 basis point changes in interest rates as measured against a constant rate (no change) scenario.

Interest Rate Risk Simulation of Net Interest Income as of March 31, 2010
(dollars in thousands)
Variation from a constant rate scenario		$ Change in NII
+400	bp		$2,765
+300	bp		$1,922
+200	bp		$1,145
+100	bp		$487
-25	bp	$	(198)

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

We have more liabilities than assets repricing during the next year. However, because our asset rates change more than deposit rates, our interest income will change more than the cost of funds when rates change.  The table below indicates that we are liability sensitive throughout the next year.  At the end of the twelve month cycle, the rate sensitive gap shows $51.2 million more in liabilities than assets with a repricing opportunity.

We control long-term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than its long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of March 31, 2010 for our interest-bearing assets and interest-bearing liabilities, and our interest rate sensitivity gap as a percentage of total interest-earning assets.  Of the $166.1 million in fixed rate assets repricing in the over 12 months category, shown in the table below, $8.5 million are long term assets with a maturity over five years.  This $8.5 million compares favorably to our long term funding of $68.8 million which includes demand and core deposits and equity.

MARCH 31, 2010 (dollars in thousands)	Immediate Reprice	Up to 3 Months	4 to 6 Months	7 to 12 Months	Over 12 Months	Total
FFS + overnight IBB	$31,448	$0	$0	$0	$0	$31,448
Securities + Other IBB	0	11,428	485	970	30,804	43,687
Loans	61,556	10,051	15,822	29,547	135,262	252,238
Total RSA	$93,004	$21,479	$16,307	$30,517	$166,066	$327,373

MMDA/NOW/SAV	$136,248	$0	$0	$0	$0	$136,248
CD’s <$100k	0	10,471	8,280	8,280	5,798	32,829
CD’s >$100k	0	15,303	19,173	4,793	19,238	58,507
Borrowings	0	0	5,000	5,000	50,000	60,000
Total RSL	$136,248	$25,774	$32,453	$18,073	$75,036	$287,584

GAP	$(43,244)	$(4,295)	$(16,146)	$12,444	$91,030	$39,789
Cumulative	$(43,244)	$(47,539)	$(63,685)	$(51,241)	$39,789
% Assets	-11.9%	-13.1%	-17.5%	-14.1%	11.0%

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

The ratio is designed to show Tier 1 capital if the securities portfolio had to be liquidated and all gains and losses recognized.  If the ratio remains strong after a +2%, +3% or +4%  rate shock, market risk is reasonable in relation to the level of capital.  A bank has flexibility and strength when the securities portfolio can be liquidated for liquidity purposes without affecting capital adequacy.

We have only moderate market risk in investments because the average maturity in the portfolio is not very long, except for municipals, which are held to maturity (see page 9 for a discussion of investments).  The portfolio should decline in value only about 1.3% or $734,000 for a 1% increase in rates.  The gain in value if rates fall would be somewhat less, because there are some callable bonds.  Marking-to-market available for sale securities when rates change would add only modest volatility to a strong level of equity.  This market risk acts to offset the interest rate risk (i.e. if rates decline and NIM is squeezed, there would be a concurrent gain in the value of securities).

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Required for Smaller Reporting Companies.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2010, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or, are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A.                      Risk Factors

The risks identified in the Annual Report on Form 10-K for the year ended December 31, 2009, have not changed in any material respect, except that additional risk factors are added at the end of the list of risk factors under Item 1A to read in its entirety as follows:

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

The global and U.S. economies are experiencing significantly reduced business activity and consumer spending as a result of, among other factors, disruptions in the capital and credit markets during the past year. Dramatic declines in the housing market during the past years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.

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

SONOMA VALLEY BANCORP
(Registrant)

Date:	May 14, 2010	/s/Sean C. Cutting
Sean C. Cutting
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2010	/s/Mary Dieter Smith
Mary Dieter Smith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)