Form 10-Q
period 2010-06-30
SONOMA VALLEY BANCORP
filed 2010-08-13
CIK 1120427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended:   June 30, 2010

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

Yes ☐                                           No  ☒

The number of shares outstanding of the registrant's Common Stock, no par value, as of August 1, 2010 was 2,324,403.

Part I

Item 1.                 The information furnished in these interim statements reflects all adjustments and accruals which are, in the opinion of management, necessary for a fair statement of the results for such periods.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year.

FINANCIAL STATEMENTS
SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2010	December 31, 2009	June 30, 2009
ASSETS
Cash and due from banks	$4,268,625	$4,709,249	$5,090,908
Interest-bearing due from banks	44,049,071	28,940,255	17,356,713
Total cash and cash equivalents	48,317,696	33,649,504	22,447,621
Investment securities available-for-sale at fair value	15,894,976	20,450,100	6,503,448
Investment securities held-to-maturity (fair value of $5,198,108, $13,285,165 and $13,863,926 respectively)	5,130,958	12,899,779	13,569,659
Loans and lease financing receivables, net	240,660,682	258,171,969	277,574,850
Premises and equipment, net	530,980	591,271	662,733
Accrued interest receivable	1,256,484	1,604,544	1,678,394
Other real estate owned	2,308,171	3,852,349	243,610
Cash surrender value of life insurance	11,352,678	11,161,018	10,962,563
Other assets	11,728,397	15,385,104	8,879,017
Total assets	$337,181,022	$357,765,638	$342,521,895
LIABILITIES
Noninterest-bearing demand deposits	$54,198,323	$51,902,932	$48,107,294
Interest-bearing transaction deposits	38,083,165	33,110,822	28,164,005
Savings and money market deposits	77,896,798	96,053,335	92,803,924
Time deposits, $100,000 and over	54,611,279	75,730,229	56,469,137
Other time deposits	30,680,751	34,911,841	36,449,080
Total deposits	255,470,316	291,709,159	261,993,440
Other borrowings	60,000,000	40,000,000	35,000,000
Accrued interest payable and other liabilities	3,478,344	7,208,298	7,400,750
Total liabilities	318,948,660	338,917,457	304,394,190
SHAREHOLDERS' EQUITY
Preferred stock, no par value; $1,000 per share liquidation preference; 2,000,000 shares authorized; 8,653 Series A and 433 Series B shares at June 30, 2010 , December 31, 2009 and June 30, 2009 issued and outstanding	8,756,389	8,718,330	8,680,271
Common stock, no par value; 20,000,000 shares authorized; 2,324,403 shares at June 30, 2010, 2,326,803 shares at December 31, 2009 and June 30, 2009 issued and outstanding	16,852,765	16,852,765	16,690,015
Additional paid-in-capital	2,708,987	2,630,473	2,731,467
Retained earnings(accumulated deficit)	(10,240,606)	(9,245,376)	10,052,017
Accumulated other comprehensive (loss) income	154,827	(108,011)	(26,065)
Total shareholders' equity	18,232,362	18,848,181	38,127,705
Total liabilities and shareholders' equity	$337,181,022	$357,765,638	$342,521,895

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
INTEREST INCOME
Loans and leases	$3,497,208	$4,437,219	$7,374,959	$8,884,806
Taxable securities	92,727	28,615	197,430	81,478
Tax-exempt securities	107,707	133,518	233,830	268,294
Federal funds sold and other	18,037	6,298	41,041	13,164
Dividends	4	45	37	97
Total interest income	3,715,683	4,605,695	7,847,297	9,247,839
INTEREST EXPENSE
Interest-bearing transaction deposits	9,839	8,789	20,230	17,430
Savings and money market deposits	119,965	221,050	260,583	449,584
Time deposits, $100,000 and over	238,847	370,076	519,215	755,970
Other time deposits	126,946	203,921	260,917	427,991
Other borrowings	324,982	177,183	630,196	413,345
Total interest expense	820,579	981,019	1,691,141	2,064,320
NET INTEREST INCOME	2,895,104	3,624,676	6,156,156	7,183,519
Provision for loan and lease losses	2,300,000	4,250,000	4,200,000	4,880,000
NET INTEREST INCOME AFTER PROVISION FOR LOAN AND LEASE LOSSES	595,104	(625,324)	1,956,156	2,303,519
NON-INTEREST INCOME	706,026	502,447	1,151,576	981,611
NON-INTEREST EXPENSE
Salaries and employee benefits	1,021,706	1,231,013	2,366,802	2,588,229
Premises and equipment	246,617	250,609	500,032	494,343
Other	1,301,488	1,086,877	4,462,167	2,131,279
Director and Employee retirement plan termination	(3,499,908)	0	(3,499,908)	0
Total non-interest expense	(930,097)	2,568,499	3,829,093	5,213,851
Income before provision for income taxes	2,231,227	(2,691,376)	(721,361)	(1,928,721)
Provision for income taxes	0	(1,213,543)	0)	(1,008,774)
NET INCOME(LOSS)	$2,231,227	$(1,477,833)	$(721,361)	$(919,947)
Preferred stock dividends and amortization of preferred stock discount	(136,935)	(136,852)	(273,869)	(197,578)
NET INCOME(LOSS) AVAILABLE TO COMMON SHAREHOLDERS	2,094,292	(1,614,685)	(995,230)	(1,117,525)
EARNINGS(LOSS) PER SHARE AVAILABLE TO COMMON SHAREHOLDERS
Basic	$.90	$(0.70)	$(.43)	$(.49)
Diluted	$.90	$(0.70)	$(.43)	$(.49)
Dividends declared per common share	$.00	$.00	$.00	$.30
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	2,316,403	2,295,633	2,316,403	2,295,633
Diluted	2,316,403	2,295,633	2,316,403	2,295,633

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)
	Comprehensive	Preferred	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Income(Loss)	Stock	Shares	Amount	Capital	Deficit)	Income(Loss)	Total
BALANCE AT JANUARY 1, 2008			2,242,809	$15,578,903	$2,455,409	$9,934,967	$(34,999)	$27,934,280
Redemption and retirement of stock			(1,190)	(8,526)		(13,414)		(21,940)
Stock options exercised and related tax benefits			49,038	668,957	72,318			741,275
Cash dividend of $.60 per share						(1,373,226)		(1,373,226)
Stock options vested					64,805			64,805
Restricted stock vested and related tax benefits				162,750	(14,677)			148,073
Net income for the year	$3,315,361					3,315,361		3,315,361
Other comprehensive income, net of tax: Unrealized holding gains on securities available- for-sale arising during the year, net of taxes of $35,994	51,468
Other comprehensive income, net of taxes	51,468						51,468	51,468
Total comprehensive income	$3,366,829

BALANCE AT DECEMBER 31, 2008			2,290,657	16,402,084	2,577,855	11,863,688	16,469	30,860,096
Issuance of preferred stock		8,653,000						8,653,000
Dividends on preferred stock						(406,117)		(406,117)
Amortization/Accretion of preferred stock, net		65,330				(65,330)		0
Stock options exercised and related tax benefits			36,146	287,931	38,618			326,549
Cash dividend of $.30 per share						(694,146)		(694,146)
Stock options vested					67,312			67,312
Restricted stock vested and related tax benefit				162,750	(53,312)			109,438
Net loss for the year	$(19,943,471)					(19,943,471)		(19,943,471)
Other comprehensive loss, net of tax: Unrealized holding losses on securities available- for-sale arising during the year, net of taxes of $87,056	(124,480)
Other comprehensive 1oss, net of taxes	(124,480)						(124,480)	(124,480)
Total comprehensive income	$(20,067,951)

SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

	Comprehensive	Preferred	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Income(Loss)	Stock	Shares	Amount	Capital	Deficit)	Income(Loss)	Total
BALANCE AT DECEMBER 31, 2009		$8,718,330	2,326,803	$16,852,765	$2,630,473	$(9,245,376)	$(108,011)	$18,848,181
Dividends on preferred stock						(235,810)		(235,810)
Amortization/ Accretion of preferred stock,net		38,059				(38,059)		0
Stock options vested					26,014			26,014
Restricted stock vested					52,500			52,500
Restricted stock forfeited			(2,400)
Net loss for the year	$(721,361)					(721,361)		(721,361)
Other comprehensive loss, net of tax: Unrealized holding gain on securities available- for-sale arising during the year, net of taxes of $183,819	262,838
Other comprehensive loss, net of taxes	262,838						262,838	262,838
Total comprehensive loss	$(458,523)

BALANCE AT JUNE 30, 2010		$8,756,389	2,324,403	$16,852,765	$2,708,987	$(10,240,606)	$154,827	$18,232,362

The accompanying notes are an integral part of these financial statements.

 SONOMA VALLEY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the six months ended June 30, 2010 and 2009

	2010	2009
OPERATING ACTIVITIES
Net loss	$(721,361)	$(919,947)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	4,200,000	4,880,000
Depreciation	94,084	115,788
Amortization and other	37,119	30,475
Stock-based compensation expense	78,514	114,994
Provision for foreclosed real estate	1,751,178	42,055
Net change in interest receivable	348,060	153
Net change in cash surrender value of life insurance	(191,660)	(185,081)
Net change in other assets	3,472,888	(1,390,031)
Net change in interest payable and other liabilities	(3,965,764)	87,959
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,103,058	2,776,365
INVESTING ACTIVITIES
Purchases of securities available-for-sale	(4,512,969)	(5,499,027)
Proceeds from maturing securities held-to-maturity	670,000	265,000
Proceeds from sale of securities held-to-maturity	7,076,452	0
Proceeds from maturing securities available-for-sale	9,500,000	5,500,000
Proceeds from sale of OREO	567,000	0
Net change in loans and leases	12,537,287	(20,078,066)
Purchases of premises and equipment	(33,793)	(44,430)
NET CASH PROVIDED(USED) FOR INVESTING ACTIVITIES	25,803,977	(19,856,523)
FINANCING ACTIVITIES
Net change in demand, interest-bearing transaction and savings deposits	(10,888,803)	1,415,470
Net change in time deposits	(25,350,040)	6,632,469
Proceeds from issuance of Preferred stock	0	8,653,000
Cash dividend paid	0	(694,146)
Proceeds from FHLB borrowings	20,000,000	5,000,000
Repayments of FHLB borrowings	0	0
Stock options exercised	0	287,931
NET CASH (USED)PROVIDED BY FINANCING ACTIVITIES	(16,238,843)	21,294,724
NET CHANGE IN CASH AND CASH EQUIVALENTS	14,668,192	4,214,566
Cash and cash equivalents at beginning of period	33,649,504	18,233,055
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,317,696	$22,447,621

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest expense	$1,762,592	$2,088,781
Income taxes	$0	$465,570
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Loans transferred to other real estate owned	$774,000	0
Net change in unrealized gains and losses on securities	$446,657	$(72,280)
Net change in deferred income taxes on unrealized gains on securities	$(183,819)	$29,746
Accrued preferred stock dividends	$(235,810)	$(170,307)
Amortization/Accretion of preferred stock discount/premium, net	$(38,059)	$(27,271)

The accompanying notes are an integral part of these financial statements.

SONOMA VALLEY BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

Note 1 - Basis of Presentation

In the opinion of Management, the unaudited interim consolidated financial statements contain all adjustments of a normal recurring nature, which are necessary to present fairly the financial condition of Sonoma Valley Bancorp and Subsidiary (the "Company") at June 30, 2010 and results of operations and cash flows for the six months then ended.

Certain information and footnote disclosures presented in our annual financial statements are not included in these interim financial statements.  Accordingly, the accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2009 Annual Report on Form 10-K.  The results of operations and cash flows for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

The interim condensed financial statements have been prepared on a going concern basis of accounting, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The ability of the Company to continue as a going concern is dependent upon, among other things, the FDIC’s acceptance of the Bank’s revised capital restoration plan filed on April 26, 2010 and the Company’s ability to implement such capital restoration plan.  The Company continues to act upon strategic alternatives to raise capital and restructure its balance sheet to satisfy FDIC requirements.  However, there are no assurances that we will be able to complete any such measures within the time required by the FDIC, and accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.  The condensed financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Consolidation

The consolidated financial statements include the accounts of Sonoma Valley Bancorp and its wholly owned subsidiary, Sonoma Valley Bank.  All material intercompany accounts and transactions have been eliminated in consolidation.

Note 3:  Commitments

We had no outstanding performance letters of credit at June 30, 2010 and June 30, 2009.

Note 4 – Investment Securities

The amortized cost and approximate fair value of investment securities are summarized as follows:

	Amortized Cost	Unrealized Gain	Unrealized Losses	Fair Value
June 30, 2010:
Securities Available-For-Sale
U.S. Treasury securities	$10,600,575	$173,331		$10,773,906
U.S. Government agency securities	4,983,853	123,492		5,107,345
Equity securities	47,440		$(33,715)	13,725
	$15,631,868	$296,823	$(33,715)	$15,894,976
Securities Held-to-Maturity
Municipal securities	$5,130,958	$68,289	$(1,139)	$5,198,108

Contractual maturities of investment securities at June 30, 2010 were as follows:

	Securities Available-For-Sale		Securities Held-To-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$509,589	$509,844	$946,375	$951,345
Due after one year through five years	15,074,839	15,371,407	3,144,562	3,201,529
Due after five years through ten years	0	0	1,040,021	1,045,234
Equity securities	47,440	13,725	0	0

	$15,631,868	$15,894,976	$5,130,958	$5,198,108

The Company did not sell any securities available-for-sale during the first quarter.

As of June 30, 2010, investment securities with a carrying value of $576,763 were pledged as collateral for public deposits, in accordance with federal and state requirements.  Investment securities with a carrying amount and fair value of $15,881,251 at June 30, 2010, were pledged to meet the requirements of the Federal Reserve Bank, Federal Home Loan Bank and the U.S. Department of Justice.

Note 4 – Investment Securities (continued)

The following table shows gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010.

	2010
	Less Than 12 Months		12 Months or Greater
	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Losses	Value	Losses

Municipal securities	$0	$0	$390,434	$1,139
Equity securities			10,526	33,715
Total temporarily impaired securities	$0	$0	$400,960	$34,854

There were two municipal securities and fifteen equity securities in an unrealized loss position at June 30, 2010.  The unrealized losses on these securities were caused by interest rate increases or, in the case of the equity securities, market disfavor with financial institutions stock.  The Company purchased small amounts of various bank equity securities in order to track and analyze peer group banks and the potential loss is relatively small. In the case of the municipal securities, the contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, the Company does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

Note 5 - Net Income (Loss) Per Common Share

Net income per share available for common shareholders is calculated by using the weighted average common shares outstanding.  The weighted average number of common shares used in computing the net income per common share for the period ending June 30, 2010 was 2,316,403 and for the period ending June 30, 2009 was 2,295,633.

Net income per share (diluted) is typically calculated by using the weighted average common shares (diluted) outstanding.  The dilutive effect of stock options and restricted stock are not considered for the period ending June 30, 2010 and June 30, 2009, because of the reported net loss available to common shareholders.

Note 6 - Stock Option Accounting

We have a stock-based employee and director compensation plan in which compensation cost is recognized over the employee requisite service period, based on the fair value of the award at grant date. Options were granted in 2004, 2007 and 2008 under the fair value method.  Awards under our plan generally vest over five years.  Restricted stock was granted in July 2006 that vests over three and five years beginning July 2007.  The cost related to stock-based employee and director compensation is included in the determination of net income for the periods ended June 30, 2010 and 2009.

Note 7:  Employee Benefit Plans

We have retirement plans benefiting key officers and directors.  The plans are unfunded and provide for payment to the officers and directors specified amounts for specified periods after retirement.  On June 30, 2010, certain current and former officers and directors of the Company agreed to cancel their participation in the plans.  One retired officer and one retired director continue to participate in the plan and continue to receive retirement benefits.  The amount of pension expense related to this plan, and the components of pension expense, and the termination for the six months ended June 30, 2010 and 2009 are as follows:

	Directors		Officers
	2010	2009	2010	2009
Service cost	$0	$24,077	$0	$52,457
Interest cost on projected benefit obligation	5,853	18,563	8,004	110,080
Amortization of unrecognized liability at transition	0	(5,277)	0	11,511
Terminations	(415,342)	0	(3,084,566)	0
Net periodic pension cost recognized	$(409,489)	$37,363	$(3,076,562)	$174,048

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

The estimated fair values of the Company and Subsidiary's financial instruments are as follows at June 30:

	2010
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$4,268,625	$4,268,625
Interest-bearing due from banks	44,049,071	44,049,071
Investment securities available-for-sale	15,894,976	15,894,976
Investment securities held- to-maturity	5,130,958	5,198,108
Loans and lease financing receivable, net	240,660,682	239,620,000
Accrued interest receivable	1,256,484	1,256,484
Cash surrender value of life insurance	11,352,678	11,352,678

Financial liabilities:
Deposits	255,470,316	256,401,000
Accrued interest payable	55,059	55,059
Federal Home Loan Bank Borrowings	60,000,000	60,896,000

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

At June 30, 2010
	Total	Level 1	Level 2	Level 3
Available-for-sale securities	$15,894,976	$13,725	$15,881,251	$0

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

June 30, 2010
	Total	Level 1	Level 2	Level 3
Impaired Loans	$39,937,213	$0	$39,937,213	$0
Other Real Estate Owned	$2,308,171	$0	$2,308,171	$0

Impaired loans and other real estate owned – The fair value of impaired loans and other real estate owned is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans or loans for which the impairment has already been charged off.  At June 30, 2010, all of the impaired loans were evaluated based on the fair value of the collateral or discounted cash flows.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When the fair value of the impaired loans is based on discounted cash flows, the Company records the impaired loan as nonrecurring Level 3.

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

Preferred stock dividend accrual, amortization of the premium and accretion of the discount totaled $273,869 for the first and second quarter in 2010.  Due to regulatory exam effective February 2010, the payment of preferred stock dividends have been suspended.

              SONOMA VALLEY BANCORP
AVERAGE BALANCES/YIELDS AND RATES PAID
For the six months ended June 30, 2010 and 2009

	2010			2009
ASSETS	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans(2):
Commercial	$184,026,899	$5,115,798	5.61%	$190,081,736	$6,154,371	6.53%
Consumer	36,422,598	1,102,697	6.11%	38,288,114	1,198,394	6.31%
Real estate construction	20,208,327	371,362	3.71%	27,646,991	788,448	5.75%
Real estate mortgage	21,621,072	731,575	6.82%	20,448,342	686,999	6.78%
Tax exempt loans (1)	1,982,833	81,100	8.25%	2,099,035	85,747	8.24%
Leases	0	0	0.00%	17,435	0	0.00%
Unearned loan fees	(208,679)			(234,449)
Total loans	264,053,050	7,402,532	5.65%	278,347,204	8,913,959	6.46%
Investment securities
Available for sale:
Taxable	19,542,334	194,538	2.01%	6,024,074	81,575	2.73%
Hold to maturity:
Tax exempt (1)	11,723,413	354,288	6.09%	13,760,854	406,508	5.96%
Total investment securities	31,265,747	548,826	3.54%	19,784,928	488,083	4.97%
FHLB stock	2,770,663	2,891	.0.21%	1,565,640	0	0.00%
CA Warrants	4,084	37	1.83%	0	0	0.00%
Total due from banks/interest-bearing	39,550,233	41,041	0.21%	10,337,671	13,164	0.26%
Total interest-earning assets	337,643,777	$7,995,327	4.78%	310,035,443	$9,415,206	6.12%
Noninterest-bearing assets:
Reserve for loan losses	(12,324,666)			(5,173,482)
Cash and due from banks	4,760,358			5,083,747
Premises and equipment	568,061			702,937
Other real estate owned	3,106,636			264,056
Other assets	24,612,691			18,446,556
Total assets	$358,366,857			$329,359,257
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest- bearing deposits
Interest-bearing transaction	$41,515,266	$20,230	0.10%	$29,765,430	$17,430	0.12%
Savings deposits	89,715,459	260,583	.0.59%	89,672,842	449,584	1.01%
Time deposits over $100,000	58,639,254	532,386	1.83%	55,780,541	755,970	2.73%
Other time deposits	32,731,730	247,746	1.53%	35,457,461	427,991	2.43%
Total interest-bearing deposits	222,601,709	1,060,945	0.96%	210,676,274	1,650,975	1.58%
Other borrowings	59,005,525	630,196	2.15%	25,503,867	413,345	3.27%
Total interest-bearing liabilities	281,607,233	$1,691,141	1.21%	236,180,141	$2,064,320	1.76%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	51,891,750			48,437,993
Other liabilities	7,270,165			7,513,323
Shareholders' equity	17,597,708			37,227,800
Total liabilities and shareholders' equity	$358,366,857			$329,359,257
Interest rate spread			3.56%			4.36%
Interest income		$7,995,327	4.78%		$9,415,206	6.12%
Interest expense		1,691,141	1.01%		2,064,320	1.34%
Net interest income/margin		$6,304,186	3.77%		$7,350,886	4.78%

(1) Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2010 and 2009.

(2)  Non accrual loans have been included in loans for the purposes of the above presentation.  Loan fees of approximately $96,715 and $135,944 for the six months ended June 30, 2010 and 2009, respectively, were amortized to the appropriate interest income categories.

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

For the Six Month Periods
Ended June 30, 2010 and 2009

Overview

We recorded a net loss of $721,361 for the six months ended June 30, 2010. This represents an increase  of $198,586 from a loss of $919,947 during the period ended June 30, 2009. The increase in earnings relates to a one time offset to salaries and benefits of $3.1 million due to the voluntary termination by four of the executives of their interest in the Supplemental Executive Retirement Plan and a one time reversal of expense of $415,342, net of current year expense for the voluntary termination of the Director Retirement Plan by nine of the directors offset by $1.8 million in write downs on Other Real Estate Owned (OREO and an accrual of $4.2 million in provision for loan losses. The increase in the provision for loan losses for the six month period ended June 30, 2010 reflects deterioration in regional economic conditions, decline in regional real estate values and updated assessments of the financial condition of borrowers.  Non-interest income showed an increase of 17.3% or $169,965 and non-interest expense showed an increase of 40.6% or $2.1 million.  A discussion of the increase in loan losses is further described on Page 18 under “Provision for Loan Losses”.

Net loss available to common shareholders improved from a net loss of $1,117,525 during the six months ended June 30, 2009 to a net loss of $995,230 or $(.43) per share for the six months ended June 30, 2010. This represents an increase of $122,295 from a loss of $1,117,525 or $(.49) per diluted share during the period ended June 30, 2009. Included in the current year loss was the net income statement loss described above of $995,230 plus $273,869 which represents dividends accrued and discount amortized on preferred stock.

Total assets at June 30, 2010 were $337.2 million, a decrease of $20.6 million from the $357.8 million at December 31, 2009.  Cash and due from banks increased by $14.6 million from $33.7 million at December 31, 2009 to $48.3 million at June 30, 2010 and investment securities decreased by $12.3 million  to $21.0 million at June 30, 2010.  Loans net of unearned fees decreased $18.3 million. Deposits decreased by $36.2 million from $291.7 million at December 31, 2009 to $255.5 million at June 30, 2010. Total shareholders’ equity decreased by $615,819 from $18.8 million at December 31, 2009 to $18.2 million at June 30, 2010. This decline is a result of the six months loss of $721,361 as described above.

The loss on average total assets on an annualized basis for the six month period was (0.41%) in 2010 and (0.56%) in 2009 based on net loss of $721,361 as of June 30, 2010.  The increase in the return on assets is the result of the $198,586 increase in net income offset by growth of $29.0 million or 8.8% in average assets from $329.4 million at June 30, 2009 to $358.4 million at June 30, 2010.  The loss on average shareholders' equity on an annualized basis at the end of the second quarter 2010 and 2009 was (8.26%) and (4.98%), respectively.  The decline in return (loss) on equity is the result of the decline in equity from $37.2 million in 2009 to $18.2 million in 2010. The loss in 2010 is a higher percentage of the smaller equity number.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income is the difference between total interest income and total interest expense.  Net interest income, adjusted to a fully taxable equivalent basis, as shown on the table- Average Balances/Yields and Rates Paid, on page 15 is higher than net interest income on the statement of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($148,030 in 2010 and $167,367 in 2009, based on a 34% federal income tax rate).

The decrease in net interest income for the six months ended June 30, 2010 (stated on a fully tax equivalent basis) is a result of the net effect of a $1.4 million decrease in interest income offset by a decrease in interest expense of $373,179, showing a net decrease of $1.05 million.  As of June 30, 2009 the federal funds rate and Wall Street Journal prime rate remained at 0.25% and 3.25%, respectively.

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin.  In 2010, our net interest margin declined 101 basis points to 3.77%, from 4.78% for the same period in 2009.  The decline in the net interest margin is a result of asset yields repricing downward faster than the yields on earning liabilities. Additionally, with the increase in non-accrual loans, earnings on loans have significantly declined.

Interest Income

As previously stated, interest income (stated on a fully taxable equivalent basis) declined by $1.4 million to $8.0 million in the first six months of 2010, a 15.1% decrease from the $9.4 million realized during the same period in 2009.  The $1.4 million decrease was the result of the 134 basis point decrease in the yield on earning assets to 4.78% for the six months ended June 30, 2010 from 6.12% for the same period in 2009.  Average balances of interest-bearing assets increased $27.6 million or 8.9% from $310.0 million as of June 30, 2009 to $337.6 million as of June 30, 2010.

The gain in volume of average earning assets was responsible for a $221,963 decrease in interest income, and the decrease in interest rates contributed $1.198 million, for a net decrease in interest income of $1.420 million.

Interest Expense

Total interest expense for the first six months of 2010 decreased by $373,179 to $1.691 million from $2.064 million for the same period in 2009.  The average rate paid on all interest-bearing liabilities decreased from 1.76% in the first six months of 2009 to 1.21% in the same period in 2010, a decrease of 55 basis points.  Average balances of interest-bearing liabilities increased from $236.2 million to $281.6 million, a $45.4 million or 19.2% increase in interest-bearing liabilities.

The gain in volume of average balances was responsible for a $368,980 increase in interest expense and the lower interest rates paid were responsible for a $742,159 decrease in interest expense for a net decrease of $373,179.

Individual components of interest income and interest expense are provided in the table-Average Balances/Yields and Rates Paid on page 15.

Provision for Loan Losses

The provision for loan losses charged to operations as of June 30, 2010 was $4.2 million compared to $4.9 million in 2009.  The provision for loan losses is based on our evaluation of the loan portfolio and the adequacy of the allowance for loan losses in relation to total loans outstanding.  Like many community banks, the Bank does have a significant concentration in commercial real estate loans.  At the present time, due to severe economic recession, significant decrease in real estate values, and the lack of available financing options, local commercial real estate values have declined considerably.  This severely impacts the Bank’s commercial real estate portfolio causing additional provisions for loan losses.  The Bank has been proactive in obtaining current appraisals on loans secured by commercial real estate.  Per regulatory and accounting guidelines, the Bank is required to write-down collateral-dependant loans to the fair market value of the collateral and set a reserve for potential selling costs.  As these loans are charged off against the loan loss reserve, the reserve is reduced to a level that does not take into consideration the inherent risk in the remaining portfolio, and thus needs to be replenished.  Additionally, due to the increased risk associated with a faltering economy and an increase in the Bank’s loss history, the Bank increased reserves on all non-classified loans.  Although the economy has shown some signs of stabilization, conditions in the commercial real estate market are anticipated to worsen further which may result in additional provisions for loan loss throughout 2010.

The non-performing assets to total loans ratio was 16.27% as of June 30, 2010 compared to 4.09% as of June 30, 2009.  Non accrual loans were $39.4 million as of June 30, 2010 compared to $11.1 million as of June 30, 2009, an increase of 253.4%.  Loans charged-off are $5.4 million and recoveries are $407,000 for 2010 year to date compared with $1.3 million in charge-offs and $59,000 in recoveries for the same period in 2009.  The increase in charge-offs in 2010 is a result of multiple causes including a continuing recession which caused more business failures and borrowers to become delinquent and unable to payback their loans, a material drop in real estate values and the application of regulatory and accounting guidance which require certain assets to be written down to fair market value of the collateral, in some cases as much as 60% of the previous appraised value.  Refer to page 26 for an analysis in the changes in allowance for loan losses including charge-offs and recoveries.

Non-interest Income

Non-interest income for the first six months of $1.2 million increased 17.3% or $169,965 over the $981,611 recorded in the comparable period in 2009.  The increase is largely a result of the $238,610 non-recurring gain on sale of securities.

Year-to-date income from service charges on deposit accounts has declined 13.6%, or $87,338, from $644,524 in 2009 to $557,186 in 2010.  There was a decrease of $85,053 in income from overdrafts and checks drawn against insufficient funds and a decline of $11,545 in income on business accounts.

Other fee income showed a decrease of $5,962 or 4.3% to $133,119 for the first six months in 2010 from $139,081 for the same period in 2009. This is due to a drop of $16,486 in credit card merchant processing fees offset by a $7,177 increase in miscellaneous income and $4,542 increase in loan referral income.

All other non-interest income showed a 3.5%, or $6,832, increase from $198,006 in 2009 to $204,838 in 2010.  This is a result of an increase in the income generated by bank owned life insurance policies.  Income on the policies was $185,081 as of June 30, 2009 compared to $191,660 as of June 30, 2010, an increase of $6,579.

Non-Interest Expense

Total non-interest expense declined $1.4 million, or 26.6%, to $3.8 million for the first six months of 2010 from $5.2 million in the comparable period in 2009.  Non-interest expense on an annualized basis represented 2.15% of average total assets in 2010 compared with 3.19% in the comparable period in 2009.

The items which caused the $1.4 million decline in non-interest expense was the termination of the Supplemental Executive Retirement Plan (SERP), and the termination of the Director Retirement Plan, a reversal to income of $3.1 million and $415,342, respectively. These are non recurring credits to expense. Although these accounts are normally included with Salaries and Benefits and with Professional Fees they have been excluded from that discussion to better discuss year over year comparisons.

Salaries and benefits decreased $221,427, or 8.6%, from $2.588 million for the six months ended June 30, 2009 to $2.367 million for the six months ended June 30, 2010.  Management tries to utilize efficiencies to stabilize the growth in full-time equivalent employees. At June 30, 2010 total full time equivalent employees were 48 compared to 53 as of June 30, 2009.  As of June 30, 2010, assets per employee were $7.0 million compared with $6.5 million as of June 30, 2009.

Expenses related to premises and equipment increased 1.2% to $500,032 in 2010 from $494,343 for the same period in 2009.  Software expense increased $15,054 or 31.5% from $47,815 to $62,869 as of June 30, 2009 and 2010, respectively. Lease expense increased for the first six months of 2010 to $209,719 from $203,310 for the same period of 2009, an increase of 3.2% or $6,409.

Other operating expenses increased 109.37% to $4.5 million in 2010 from $2.1 million in 2009, an increase of $1.9 million.  Loan and collection expense increased $1.9 million from $140,784 as of June 30, 2009 to $2.0 million as of June 30, 2010.  We have seen increases in expense on foreclosed property, which reflects costs associated with that property, as well as a $1.7 million write-down on the market value of OREO. Additionally, we have experienced higher appraisal expense due to the need to re-evaluate non-accrual loans secured by real estate.  Loan collection expense has also increased as we have increased our efforts to collect loans.  Also showing increases over 2009 are FDIC and other insurance and professional fees.   Professional fees have increased $342,536 (46.3%) to $1.1 million as of June 30, 2010 from $740,495 a year ago.  This increase is predominately a result of legal fees and other professional assistance in our loan collection efforts.  The accrual for FDIC insurance has increased $179,808 from $425,000 as of June 30, 2009 to $604,808 at the period ending June 30, 2010 an increase of 42.3%.

Provision (Benefit) for Income Taxes

As of June 30, 2010, we recorded no income tax benefit related to the pre-tax loss generated in the six months ended June 30, 2010.  This compares to an income tax benefit of $1.0 million, as of June 30, 2009.  No tax benefit was recorded in 2010 due to the Company maintaining a partial valuation allowance against the deferred tax assets and not recording additional deferred tax assets.  Management determined that it is “more likely than not” that we will be able to fully recognize our net deferred tax assets after the valuation allowance. The valuation allowance is based on future projected earning.

BALANCE SHEET ANALYSIS

Investments

Investment securities were $21.0 million at June 30, 2010, a 37.0% decrease from $33.3 million at December 31, 2009 and a 4.7% increase from $20.0 million at June 30, 2009.  The decrease in the portfolio from December 31, 2009 is a result of calls, maturities and sales of securities.  We will usually maintain an investment portfolio of securities rated “A” or higher by Standard and Poor's or Moody's Investors Service.  Local tax-exempt bonds are occasionally purchased without an “A” rating. In this uncertain time, with the downgrades of the credit rating agencies, some purchased bonds now have an underlying rating of less than an “A” rating, although all except two have an Investment Grade bond rating.

Securities are classified as held to maturity (HTM) if we have both the intent and the ability to hold these securities to maturity.  As of June 30, 2010, we had securities totaling $5.1 million with a market value of $5.2 million categorized as HTM.  Decisions to acquire municipal securities, which are generally placed in this category, are based on tax planning needs and pledge requirements.

Securities are classified as available for sale (AFS) if we intend to hold these debt securities for an indefinite period of time, but not necessarily to maturity.  Investment securities which are categorized as AFS are acquired as part of the overall asset and liability management function and serve as a primary source of liquidity.  Decisions to acquire or dispose of different investments are based on an assessment of various economic and financial factors, including, but not limited to, interest rate risk, liquidity and capital adequacy.  Securities held in the AFS category are recorded at market value, which was $15.89 million compared to an amortized cost of $15.88 million as of June 30, 2010.

There were fifteen equity securities with a fair value of  $13,725 and two municipal securities with a book value of  $391,572 in the HTM portfolio that are temporarily impaired as of June 30, 2010. Unrealized losses totaled $33,715 on equity securities and $1,139 on municipal securities. Of the above, fourteen equity securities or $10,526 in the AFS portfolio and two municipal securities or $391,572 in the HTM portfolio have been in a continuous loss position for 12 months or more as of June 30, 2010.    The primary cause of the impairment in the securities is interest rate volatility due to market volatility and downgrades of municipal insurers causing municipal securities to rely on the underlying rating of the municipality which is typically lower than AAA rated.  One municipal security totaling $51,027 has been downgraded to C by Standard and Poors as the municipal entity is only recently out of bankruptcy. We have continued to receive interest payments as scheduled and anticipate full recovery of both principal and interest. It is our intention to carry the securities to maturity date, at which time we will have received face value for the securities at no loss. The equity securities are minimal shares of local and peer group banks which we hold so that we may better review their financial and compensation information. All small financial institution stocks have severely declined in value and are very thinly traded.

Although the quoted market values fluctuate, investment securities are generally held to maturity, and accordingly, gains and losses to the income statement are recognized upon sale, or at such time as management determines that a permanent decline in value exists.  In our opinion, there was no investment in securities at June 30, 2010 that constituted a material credit risk to the Company.  The lower market value to amortized costs was a result of the increase in market interest rates and not an indication of lower credit quality except as stated above. At the present time there is some uncertainty in the market relative to the companies insuring the municipal securities that we hold. We are monitoring this situation very closely and believe that the municipalities will be able to fulfill their obligations and there will be no need to rely on the insurance companies for payment. If the insurance companies are downgraded it could lower the rating on the securities and therefore affect the fair value.

Loans

Our loans, net of unearned loan fees were $252.9 million at June 30, 2010, or 99.0% of total deposits. This compares with $271.2 million, or 93.0% of total deposits, at December 31, 2009 and $286.2 million, or 109.2% of total deposits, at June 30, 2009.  A comparative schedule of average loan balances is presented in the table on page 15; period-end and year-end balances are presented in the following table.

	June 30,	Percentage	December 31,	Percentage	June 30,	Percentage
	2010	of Total	2009	of Total	2009	of Total

One to four family residential	$58,577,180	23.1%	$63,852,298	23.5%	$61,492,880	21.4%
Multifamily residential	20,673,011	8.2%	21,860,559	8.1%	28,870,783	10.1%
Farmland	8,912,662	3.5%	8,923,453	3.3%	8,520,039	3.0%
Commercial real estate	108,478,306	42.9%	109,146,997	40.2%	116,528,633	40.7%
Construction/Land Development 1-4 family	18,490,756	7.3%	27,604,056	10.2%	27,204,748	9.5%
Other construction/land development	14,849,305	5.9%	16,007,666	5.9%	18,996,596	6.6%
Consumer loans	2,657,679	1.1%	3,273,139	1.2%	3,922,398	1.4%
Other loans to farmers	3,811,829	1.5%	3,934,468	1.4%	3,954,221	1.4%
Commercial, non real estate	14,646,975	5.8%	14,881,960	5.5%	14,848,196	5.2%
Municipalities	1,982,833	0.7%	1,982,833	0.7%	2,099,035	0.7%
Total gross loans	253,080,536	100.0%	271,467,429	100.0%	286,437,529	100.0%
Deferred loan fees	(180,364)		(229,407)		(232,293)
Loans net of deferred loan fees	$252,900,172		$271,238,022		$286,205,236

As indicated above, the majority of the Company’s loan portfolio is secured by real estate. As of June 30, 2010 and June 30, 2009, approximately 91.0% and 91.1%, respectively, of the Bank’s loans were secured by real estate. As of June 30, 2010, commercial real estate properties were identified as a concentration of credit as it represented 42.9% of the loan portfolio.  Another significant concentration is loans secured by one to four family residential properties, which represented 23.1% of the loan portfolio.

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

As of June 30, 2010, there was $108.5 million in commercial real estate loans representing 42.9% of the loan portfolio.  Commercial real estate loans have been identified as a higher risk concentration based on the impact of the economic conditions and supported by the rise in delinquencies and requests for payment deferments.  Many of these loans have been assigned to a special asset manager for enhanced monitoring.  Updated financial data is being obtained from borrowers. The allowance for loan losses may be increased in the coming quarters if there is further deterioration in the credit quality of the commercial real estate loan portfolio, or if collateral values continue to drop.

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

As of June 30, 2010, the Company had nine borrowing relationships that exceeded 25% of risk-based capital. Additionally, the Company identified three geographic concentrations in developments located in Santa Rosa, Petaluma and Windsor.

Based on its risk management review and a review of its loan portfolio, management believes that its allowance for loan losses as of June 30, 2010, is sufficient to absorb losses inherent in the loan portfolio.  This assessment is based upon the best available information and does involve uncertainty and matters of judgment.  Accordingly, the adequacy of the loan loss reserve cannot be determined with precision, but is subject to periodic review, and could be susceptible to significant change in future periods.

Loan Commitments and Letters of Credit

Loan commitments are written agreements to lend to customers at agreed upon terms, provided there are no violations of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses.  Loan commitments may have variable interest rates and terms that reflect current market conditions at the date of commitment.  Because many of the commitments are expected to expire without being drawn upon, the amount of total commitments does not necessarily represent our anticipated future funding requirements.  Unfunded loan commitments were $36.2 million  at June 30, 2010 and $40.3 million at June 30, 2009.

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

The Bank has a process to review all nonperforming loans on a quarterly basis.  The Bank considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.  Impaired loans as of June 30, 2010 were $34.1 million compared to $31.7 million as of December 31, 2009.  The evaluation of impaired loans will continue in the coming quarters as the Bank receives updated appraisals, financial information, and economic trends relevant to individual non-accrual loans.

We had loans of $39.4 million in non-accrual status at June 30, 2010 and $22.2 million at December 31, 2009.  There were $27.8 million in loans 90 days or more past due at June 30, 2010 and $10.9 million at December 31, 2009.  We have more loans in non-accrual status than are 90 days past due because management determined the continued collection of principal or interest is unlikely, given the information available today. This is further discussed in the guidelines in the paragraph below.

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

A loan is classified as a restructured loan when the interest rate is reduced, when the term is extended beyond the original maturity date, or other concessions are made by us, because of the inability of the borrower to repay the loan under the original terms. We had $5.7 million in restructured loans as of June 30, 2010 and $7.3 million as of December 31, 2009.

The following table provides information with respect to the components of nonperforming assets at the dates indicated:

	June 30, 2010	December 31, 2009
Non-accrual loans	$39,402,452	$22,197,070
Loans 90 days past due	0	0
Other real estate owned	2,308,171	3,852,349
Restructured loans	5,704,401	7,315,444
Total non performing assets	$47,415,024	$33,364,863

Nonperforming assets as a percent of loans, net of unearned fees, plus OREO	18.58%	12.13%
Nonperforming assets as a percent of total assets	14.06%	9.31%

When appropriate or necessary to protect the Bank’s interest, real estate taken as collateral on a loan may be taken by the Company through foreclosure or a deed in lieu of foreclosure.  Real property acquired in this manner is known as other real estate owned (OREO).  OREO is carried on the books as an asset at the lower of the loan balance or the fair value less estimated costs to sell.  OREO represents an additional category of “nonperforming assets.”  The Company had four OREO properties as of June 30, 2010 for $2.3 million and three OREO properties for $3.9 million as of December 31, 2009.

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

In keeping with the FASB ASC 310 (formerly) Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”) and No. 5, Accounting for Contingencies (“SFAS No. 5”), a review process is performed to identify loan customers who may be experiencing financial difficulties.  Management reviews problem loans on a quarterly basis and determines which loans are considered to be “Impaired Loans”.  Those considered to be “Impaired” will be individually evaluated and have a specific reserve set aside.  The impairment of collateral dependent loans will be charged-off.  Loans not considered impaired under SFAS No. 114 will be reserved for based on its operational loss factor.  Loans that are not subject to SFAS No. 114 are reserved for under SFAS No. 5.  Loans subject to SFAS No. 5 are grouped together into pools based on similar risk characteristics.  Other factors considered by management in evaluating the adequacy of the allowance include:  loan volume, historical net loan loss experience, the condition of industries and geographic areas experiencing or expected to experience economic adversities, credit evaluations and current economic conditions.  The allowance for loan losses is not a precise amount, but based on risk categories assigned such as “watch”, “substandard”, or “doubtful” and the factors above, represents management's best estimate of losses that may be ultimately realized from the current loan portfolio.

Worsening conditions in the general economy and real estate markets will likely continue to adversely affect the loan portfolio, which could necessitate larger provisions for loan losses than in prior periods. The drastic changes in the availability of credit during 2009 and continuing into 2010 has negatively impacted most asset values which serve as collateral to the majority of the Bank’s loans. However, as of June 30, 2010, we believe the overall allowance for loan losses is adequate based on our analysis of conditions at that time.

At June 30, 2010, the allowance for loan losses was $12.2 million, or 4.84% of period-end loans, compared with $13.1 million, or 4.82%, at December 31, 2009 and $8.6 million, or 3.02%, at June 30, 2009. The increase in the allowance is a result of the increase in the non-accrual loans and deterioration in collateral values securing these loans. Real estate values continue to deteriorate and economic conditions remain poor.

Net charge-offs to average loans increased when compared with June 30, 2009.  We recorded net charge-offs of $5.0 million or 3.83% of average loans as of June 30, 2010 compared to June 30, 2009, which showed net charge-offs of $1.3 million or 0.93% of average loans.  The increase in charge-offs is a direct result of the economic downturn, falling asset values and increased risk associated with borrowers of all types.

An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by loan categories, is presented below.

	For the Six Months Ended 6/30/10	For the Year Ended 12/31/09	For the Six Months Ended 6/30/09

Beginning balance	$13,066,053	$5,032,500	$5,032,500
Provision for loan and lease losses	4,200,000	31,130,000	4,880,000
Loans charged off:
Commercial	(3,669,265)	(18,890,415)	(769,937)
Consumer	(740,798)	(1,013,025)	(85,099)
Real Estate Construction	(954,959)	(2,368,456)	0
Real Estate Loans	(24,920)	(961,920)	(466,439)
Leases	0	(17,634)	0
Overdrafts	(43,607)	(144,164)	(20,070)
Total charge-offs	(5,433,549)	(23,395,614)	(1,341,545)
Recoveries:
Commercial	191,977	266,497	55,729
Consumer	48,678	12,074	3,229
Real Estate Loans	122,202	0	0
Leases	0	17,634	0
Overdrafts	44,129	2,962	473
Total recoveries	406,986	299,167	59,431
Net recoveries (charge-offs)	(5,026,563)	(23,096,447)	(1,282,114)
Ending balance	$12,239,490	$13,066,053	$8,630,386

Deposits

A comparative schedule of average deposit balances is presented in the table on page 15; period-end and year-end deposit balances are presented in the following table.

	June 30, 2010	Percentage of Total	December 31, 2009	Percentage of Total	June 30, 2009	Percentage of Total

Interest-bearing transaction deposits	$38,083,165	14.9%	$33,110,822	11.3%	$28,164,005	10.7%
Savings deposits	77,896,798	30.6%	96,053,335	32.9%	92,803,924	35.4%
Time deposits, $100,000 and over	54,611,279	21.3%	75,730,229	26.0%	56,469,137	21.6%
Other time deposits	30,680,751	12.0%	34,911,841	12.0%	36,449,080	13.9%
Total interest-bearing deposits	201,271,993	78.8%	239,806,227	82.2%	213,886,146	81.6%
Demand deposits	54,198,323	21.2%	51,902,932	17.8%	48,107,294	18.4%
Total deposits	$255,470,316	100.0%	$291,709,159	100.0%	$261,993,440	100.0%

Total deposits decreased by $36.2 million, or 12.4%, during the six months of 2010 to $255.5 million from $291.7 million at December 31, 2009, and decreased by 2.5% from $262.0 million as of June 30, 2009.  Time deposits greater than $100,000, savings deposits and other time deposits showed decreases over year-end 2009.  Time deposits greater than $100,000 showed the largest decline of 27.9%, or $21.1 million, and were $54.6 million as of June 30, 2010 compared to $75.7 million at year-end 2009. Savings deposits of $77.9 million decreased $18.2 million, or 18.9%, from $96.1 million at December 31, 2009.  Other time deposits declined 12.1%, or $4.2 million, and were $30.7 million as of June 30, 2010 compared to $34.9 million at December 31, 2009.

Both non-interest bearing demand deposits and interest bearing checking showed increases. Non-interest bearing demand increased $2.3 million, or 4.4%, from $51.9 million as of December 2009 to $54.2 million as of June 30, 2010.  Interest-bearing checking increased to $38.1 million, a 15.0%, or $5.0 million increase from $33.1 million as of December 31, 2009. The bank was aware that certain customers deposited funds for short time period and would be withdrawing such funds in the first quarter to satisfy various obligations.  Of the $21.1 million decline in time deposits greater that $100,000, $9.3 million was an anticipated withdrawal of funds. Additionally, due to our low capital ratios, the Bank has had to allow our CDARS reciprocal deposits to run off.  This has contributed to the decline of time deposits and likewise the increase in interest-bearing transaction accounts as the customers move the renewing time deposits to FDIC insured transaction accounts.

Capital

The Bank is subject to FDIC regulations governing capital adequacy.  The FDIC has adopted risk-based capital guidelines which establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.  Under the current guidelines, as of June 30, 2010, the Bank was required to have minimum Tier I and total risk-based capital ratios of 4% and 8%, respectively. To be well capitalized under Prompt Corrective Action Provisions requires minimum Tier I and total risk-based capital ratios to be 6% and 10%, respectively.

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

Based on the FDIC's guidelines, the Bank's total risk-based capital ratio at June 30, 2010 was 6.59% and its Tier 1 risk-based capital ratio was 5.30%.  The Bank's leverage ratio was 4.20%.

The total risk-based capital, Tier 1 risk based capital and leverage ratios for the Company at June 30, 2010, were 6.27%, 4.98% and 3.94%, respectively. The capital ratios for the Company at June 30, 2009, were 13.35%, 12.08% and 10.85%, respectively.

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

On April 14, 2010, the Company received a Supervisory Prompt Corrective Action Directive (“Directive”) from the FDIC, dated April 13, 2010, due to the Bank’s “undercapitalized” status as of December 31, 2009 under regulatory capital guidelines.  On April 26, 2010, the Bank revised its capital restoration plan for resubmission to the FDIC, and the Bank appealed the Directive  in order to extend the time period within which to become compliant.  On June 22, 2010, the Bank received notice from the FDIC that the appeal was rejected.

The Directive required that by May 13th, 2010, the Bank must have (1) sold enough voting shares or obligations of the Bank so that the Bank is “adequately capitalized” under regulatory capital guidelines and/or (2) accepted an offer to be acquired by a depository institution holding company or combined with another insured depository institution.  The Bank did not meet the above requirements by the timeline set forth in the Directive.  The Bank continues to act upon strategic alternatives to raise capital and restructure its balance sheet to satisfy the requirement of the Directive.

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

As a result of the Bank’s recent annual regulatory examination by the FDIC and the California Department of Financial Institutions (“CDFI”) and the Bank’s current status as “undercapitalized”, on May 17, 2010 the Bank entered into a Stipulation to the Issuance of a Consent Order (“Consent Order”) with the FDIC and the CDFI. The Consent Order, among other things, requires that the Bank must, within 90 days from the issuance of the Consent Order: (1) increase and maintain the Bank’s Tier 1 capital in such amount to ensure the Bank’s leverage ratio equals or exceeds 10%; (2) increase and maintain the Bank’s total risk-based capital ratio in such amount as to equal or exceed 12%; and (3) develop and adopt a plan to meet and maintain the capital requirements of the Consent Order.

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

The Bank’s major sources of funds include retail deposit inflows, payments and maturities of loans, sale of loans, investment security sales, investment security maturities and pay-downs, Federal Home Loan Bank (FHLB) advances and other borrowings.  The Bank’s primary use of funds are for advances on loans, the purchase of investment securities, the redemption of maturing CD’s, checking and savings deposit withdrawals, repayment of borrowings, payment of operating expenses and dividends to common shareholders and Company obligations (when authorized).

Our liquidity is determined by the level of assets (such as cash, Federal funds sold and available-for-sale securities) that are readily convertible to cash to meet customer withdrawal and borrowing needs.  Deposit growth also contributes to our liquidity.  We review our liquidity position on a regular basis to verify that it is adequate to meet projected loan funding and potential withdrawal of deposits.  We have a comprehensive Capital and Liquidity Risk Management policy and a Contingency Funding Plan Policy which we use to monitor and determine adequate levels of liquidity.

To meet liquidity needs, the Bank maintains a portion of funds in cash deposits at other banks, Federal funds sold, excess reserves at Federal Reserve Bank and investment securities.  As of June 30, 2010, primary liquidity was comprised of $4.3 million in cash and cash equivalents, $44.1 million in interest-bearing deposits at Federal Reserve Bank and $15.9 million in available-for-sale securities. This primary liquidity totaled 19.05% of total assets at June 30, 2010, compared to 14.7% at December 31 2009.

In addition to liquid assets, liquidity can be enhanced, if necessary, through short or long term borrowings which the Bank classifies as available liquidity.  Available liquidity, which includes the ability to borrow at FHLB, was 13.05% or $44.0 million as of June 30, 2010 and 15.69% or $57.6 million as of December 31, 2009.

The Bank also tries to maintain contingent sources of liquidity such as Federal funds lines, a 25% reserve of FHLB advances, and other borrowings.  At June 30, 2010, contingent liquidity declined to $10.2 million or 3.03% of total assets compared with $45.3 million or 12.3% as of December 31, 2009.

During the fourth quarter of 2009, two correspondent banks suspended the Bank’s unsecured Federal funds purchased lines of credit totaling $11.0 million.  During the first quarter of 2010, an additional two banks suspended their unsecured Federal funds purchased lines of credit totaling $8.0 million.  The Bank is also a member of the FHLB San Francisco and has a secured credit limit for advances, the total usable amount of which is dependent on the borrowing capacity of pledged loans.  In January, 2010, the Bank borrowed an additional $20.0 million from the FHLB to increase our on balance sheet liquidity and to lock in low interest rates for five years.  In February, the FHLB reduced the Bank’s overall secured credit limit and required the physical delivery of pledged loans and the Bank responded by transferring a security as additional collateral to offset the effect of the reduction in the credit limit.  Additionally, upon further review of the collateral and additional reduction in the percentages of collateral available, the Bank has purchased certificates of deposit in the amount of $16.0 million and pledged to support the borrowing.  At the present time the Bank has additional borrowing capacity at the FHLB of $6.8 million. The FHLB has discretionary right going forward to take actions to manage the risk of its credit relationship with the Bank, which potential actions include further reducing the Bank’s overall credit limit and reducing the borrowing capacity of pledged loans.

At quarter end, the Bank also maintained a $3.5 million secured borrowing line with the Federal Reserve Bank of San Francisco’s Discount Window, which was not drawn upon at June 30, 2010.  There were no borrowings outstanding collateralized by the investment portfolio as of June 30, 2010, although $250,000 of securities in the available-for-sale portfolio were pledged for Treasury, Tax & Loan deposits and US  Bankruptcy deposits at the Federal Reserve Bank and $577,000 securities in the held-to-maturity portfolio pledged with Union Bank of California for public entity deposits and $50,000 pledged at Union Bank for outstanding letters of credit.  $4.6 million in the held-to-maturity portfolio was free and available to pledge as collateral at Federal Reserve Bank.  To the extent that the investment securities are used as collateral for outstanding borrowings, these securities cannot be sold unless alternative collateral is substituted to collateralize the outstanding borrowings.  The inability to sell these securities would reduce our available liquidity.

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

Our 2010 net interest income, as forecast below, was modeled utilizing a forecast balance sheet projected from June 30, 2010 balances.  The following table summarizes the effect on net income of +100, +200, +300, +400 and -25 basis point changes in interest rates as measured against a constant rate (no change) scenario.

Interest Rate Risk Simulation of Net Interest Income as of June 30, 2010
(dollars in thousands)

Variation from a constant rate scenario	$ Change in NII
+400bp	$ 2,354
+300bp	$ 1,613
+200bp	$ 948
+100bp	$ 389
-25bp	($ 147)

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

We have more liabilities than assets repricing during the next year. However, because our asset rates change more than deposit rates, our interest income will change more than the cost of funds when rates change.  The table below indicates that we are liability sensitive throughout the next year.  At the end of the twelve month cycle, the rate sensitive gap shows $49.9 million more in liabilities than assets with a repricing opportunity.

We control long-term interest rate risk by keeping long term fixed rate assets (longer than 5 years) less than its long term fixed rate funding, primarily demand deposit accounts and capital. The following table sets forth cumulative maturity distributions as of June 30, 2010 for our interest-bearing assets and interest-bearing liabilities, and our interest rate sensitivity gap as a percentage of total interest-earning assets.  Of the $165.8 million in fixed rate assets repricing in the over 12 months category, shown in the table below, $16.3 million are long term assets with a maturity over five years.  This $16.3 million compares favorably to our long term funding of $72.8 million which includes demand and core deposits and equity.

June 30, 2010 (dollars in thousands)	Immediate Reprice	Up to 3 Months	4 to 6 Months	7 to 12 Months	Over 12 Months	Total
FFS + overnight IBB	$44,049	$0	$0	$0	$0	$44,049
Securities + Other IBB	0	590	334	667	19,435	21,026
Loans	34,583	7,064	18,365	34,277	146,372	240,661
Total RSA	$78,632	$7,654	$18,699	$34,944	$165,807	$305,736

MMDA/NOW/SAV	$115,979	$0	$0	$0	$0	$115,979
CD’s <$100k	0	7,608	8,463	8,463	6,147	30,681
CD’s >$100k	0	9,209	20,106	5,027	20,270	54,612
Borrowings	0	5,000	5,000	5,000	45,000	60,000
Total RSL	$115,979	$21,817	$33,569	$18,490	$71,417	$261,272

GAP	$(37,347)	$(14,163)	$(14,870)	$16,454	$94,390	$44,464
Cumulative	$(37,347)	$(51,510)	$(66,380)	$(49,926)	$44,464
% Assets	-11.1%	-15.3%	-19.7%	-14.8%	13.2%

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

We have only moderate market risk in investments because the average maturity in the portfolio is not very long, except for municipals, which are held to maturity (see page 20 for a discussion of investments).  The portfolio should decline in value only about 0.7% or $477,000 for a 1% increase in rates.  The gain in value if rates fall would be somewhat less, because there are some callable bonds.  Marking-to-market available for sale securities when rates change would add only modest volatility to a strong level of equity.  This market risk acts to offset the interest rate risk (i.e. if rates decline and NIM is squeezed, there would be a concurrent gain in the value of securities).

SONOMA VALLEY BANCORP
AVERAGE BALANCES/YIELDS AND RATES PAID
For the three months ended June 30, 2010 and 2009

	2010			2009
ASSETS	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Interest-earning assets:
Loans(2):
Commercial	$183,059,408	$2,412,048	5.29%	$196,916,177	$3,130,449	6.38%
Consumer	36,389,075	556,711	6.14%	38,517,309	603,681	6.29%
Real estate construction	18,516,959	176,758	3.83%	26,255,488	331,938	5.07%
Real estate mortgage	20,346,507	324,779	6.40%	20,696,128	342,699	6.64%
Tax exempt loans (1)	1,982,833	40,773	8.25%	2,099,035	43,111	8.24%
Leases	0	0	0.00%	17,233	0	0.00%
Unearned loan fees	(195,685)			(241,457)
Total loans	260,099,097	3,511,069	5.41%	284,259,913	4,451,878	6.28%
Investment securities
Available for sale:
Taxable	18,552,919	89,834	1.94%	5,479,879	28,660	2.10%
Hold to maturity:
Tax exempt (1)	10,705,697	163,193	6.11%	13,666,281	202,302	5.94%
Total investment securities	29,258,616	253,027	3.47%	19,146,160	230,962	4.84%
Federal funds sold	0	0	0.00%	0	0	0.00%
FHLB stock	2,820,000	2,882	0.41%	1,566,087	0	0.00%
CA Warrants	102	5	19.66%
Total due from banks/interest-bearing	37,715,072	18,042	0.19%	9,972,716	6,296	0.25%
Total interest-earning assets	329,892,887	$3,785,029	4.60%	314,944,876	$4,689,136	5.97%
Noninterest-bearing assets:
Reserve for loan losses	(12,683,541)			(5,298,571)
Cash and due from banks	4,523,750			5,152,617
Premises and equipment	552,996			686,732
Other real estate owned	2,332,718			243,610
Other assets	22,946,532			18,576,458
Total assets	$347,565,342			$334,305,722
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest- bearing deposits
Interest-bearing transaction	$39,409,124	$9,839	0.10%	$29,976,842	$8,789	0.12%
Savings deposits	84,175,512	119,965	0.57%	91,565,310	221,050	0.97%
Time deposits over $100,000	55,759,854	252,018	1.81%	56,386,663	370,076	2.63%
Other time deposits	31,761,822	113,775	1.44%	36,274,216	203,921	2.25%
Total interest-bearing deposits	211,106,312	495,597	0.94%	214,203,031	803,836	1.51%
Other borrowings	60,000,000	324,982	2.17%	23,394,265	177,183	3.04%
Total interest-bearing liabilities	271,106,312	$820,579	1.21%	237,597,296	$981,019	1.66%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	53,071,944			49,439,454
Other liabilities	7,257,799			7,298,080
Shareholders' equity	16,129,287			39,970,892
Total liabilities and shareholders' equity	$347,565,342			$334,305,722
Interest rate spread			3.39%			4.32%
Interest income		$3,785,029	4.60%		$4,689,136	5.97%
Interest expense		820,579	1.00%		981,019	1.25%
Net interest income/margin		$2,964,450	3.60%		$3,708,117	4.72%

(1)	Fully tax equivalent adjustments are based on a federal income tax rate of 34% in 2010 and 2009.
(2)
Non accrual loans have been included in loans for the purposes of the above presentation.  Loan fees of approximately $49,042 and $75,093 for the three months ended June 30, 2010 and 2009, respectively, were amortized to the appropriate interest income categories.

For the Three Month Period
Ended June 30, 2010 and 2009

Overview

We reported net income of $2.23 million for the second quarter of 2010 compared with a net loss of ($1.48) million for the second quarter of 2009.  On a per share basis, net income for the three months ended June 30, 2010 equaled $0.90 per basic weighted average share compared with net loss of ($0.70) per share during the same period in 2009. See page 4 for the comparative detail. The increase in earnings relates to a $3.5 million one time offset to salaries and benefits of $3.1 million due to the voluntary termination by four of the executives of their interest in the Supplemental Executive Retirement Plan (SERP) and a one time reversal of expense of $415,342 for the voluntary termination of the Director Retirement Plan by nine of the directors.

Return (loss) on average total assets on an annualized basis for the three months ended June 30, 2010 and 2009 was 2.57% and (1.77%), respectively.  Return (loss) on average shareholders' equity on an annualized basis for the three months ended June 30, 2010 and 2009 was 55.33% and (14.79)%, respectively.  The increase in the return on equity is a result of the increase in earnings and the smaller average equity experienced in the second quarter of 2010 when compared to 2009.  Net income (loss) allocable to common shareholders increased from a net loss of $1.61 million during the three months ended June 30 2009 to net income of $2.09 million during the same period 2010.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income, adjusted to a fully taxable equivalent basis, decreased by $744,000 to $3.0 million for the three months ended June 30, 2010, from $3.7 million during the comparable period of 2009.  Net interest income on a fully taxable equivalent basis, as shown on the table -Average Balances/Yields and Rates Paid on page 34 is higher than net interest income on the statements of income because it reflects adjustments applicable to tax-exempt income from certain securities and loans ($69,000 in 2010 and $83,000 in 2009, based on a 34% federal income tax rate).

Net interest income (stated on a fully taxable equivalent basis) expressed as a percentage of average earning assets, is referred to as net interest margin.  Our net interest margin for the second quarter of 2010 decreased 112 basis points to 3.60% from 4.72% for the quarter ended June 30, 2009.  The decrease in net interest margin is the result of yields on earning assets declining faster than the yields on earning liabilities.  For the three months ended June 30, 2010, the yield on average earning assets has decreased 137 basis points, while the yield on interest-bearing liabilities decreased 45 basis points from 1.66% for the three months of 2009 to 1.21% for the three months period ended June 30, 2010. As of June 30, 2010 the federal funds rate was 0.00% - 0.25% and the prime rate was 3.25%.

Interest Income

Interest income for the three months ended June 30, 2010 decreased by $904,000 to $3.8million, a 19.3% decrease from the $4.7 million realized during the same period in 2009.  The decline in volume of average balances was responsible for a $264,000 decrease in interest income and a $640,000 decrease in interest income was related to lower interest rates, resulting in a net decline in interest income of $904,000.  Also contributing to the lower interest income number is the significant amount of loans we are carrying in non-accrual status.

Interest Expense

Total interest expense for the three months ended June 30, 2010 decreased by $160,000 to $821,000 compared with $981,000 in the same period of 2009.  The average rate paid on all interest-bearing liabilities for the second quarter of 2010 decreased 45 basis points to 1.21% from 1.66% in the second quarter of 2009. Average interest-earning deposit balances for the second quarter of 2010 increased to $271.1 million from $237.6 million in the same period of 2009, a 14.1% gain.

The gain in volume of average balances accounted for a $171,000 increase in interest expense while a decline of $331,000 was related to lower interest rates paid, resulting in a $160,000 decrease in interest expense for the second quarter of 2010.

Individual components of interest income and interest expense are provided in the table - Average Balances/Yields and Rates Paid on page 34.

Provision for Loan Losses

The provision for loan losses was $2.30 million during the second quarter of 2010 compared to the $4.25 million provision for the second quarter of 2009.   The Company continues to accrue based on the assessment of the loan portfolio in light of current economic conditions.  See page 18 for a more in depth discussion.

Non-interest Income

Non-interest income of $706,000 for the second quarter of 2010 represented an increase of $204,000, or 40.4%, from the $502,000 for the comparable period in 2009.  The increase is largely a result of the $238,610 non-recurring gain on sale of securities.

Income from service charges on deposit accounts has declined 14.7%, or $49,000 from $334,000 to $285,000 for the three months ended June 30, 2009 and June 30, 2010, respectively.  There was a decrease of $41,000 in income from overdrafts and checks drawn against insufficient funds and a decline of $7,000 in income on business accounts

Other fee income was$58,000 for second quarter 2010, a decrease of $16,000 or 21.8% from $74,000 for the same period of 2009.  This is due to a drop of $14,000 in credit card merchant processing fees and a decline of $2,000 in wire transfer fees.

All other non-interest income showed a 13.0% or $12,000 increase from $95,000 for second quarter 2009 to $107,000 in 2010.  This is a result of an increase in the income generated by bank owned life insurance.  Income on the policies was $88,000 for the three months ended June 30, 2009 compared to $100,000 for the three months ended June 30, 2010, and increase of $12,000.

Non-interest Expense

For the second quarter of 2010, non-interest expense was ($930,000) compared with $2.6 million for the same period in 2009, representing a decrease of $3.5 million. The items which caused the $3.5 million decline in non-interest expense was the termination of the Supplemental Executive Retirement Plan (SERP), and the termination of the Director Retirement Plan, a reversal to income of $3.3 million and $454,000, respectively. These are non recurring credits to expense. Although these accounts are normally included with Salaries and Benefits and with Professional Fees they have been excluded from that discussion to better discuss year over year comparisons.

Salaries and benefits decreased $209,307, or 17.6%, from $1.231 million for the three months ended June 30, 2009 to $1.022 million for the three months ended June 30, 2010.  Management tries to utilize efficiencies to stabilize the growth in full-time equivalent employees. At June 30, 2010 total full time equivalent employees were 48 compared to 53 as of June 30, 2009.  As of June 30, 2010, assets per employee were $7.0 million compared with $6.5 million as of June 30, 2009.

Expenses related to premises and equipment decreased $1.6 % or $4,000 to $247,000 from $251,000 for the three months ended June 30, 2010 and 2009, respectively.  The $4,000 decrease in expense for the second quarter is the result of various leasehold improvements and furniture and equipment being fully depreciated.

Other operating expenses increased 19.7% to $1.3 million for the three months ended June 30, 2010 from $1.1 million in 2009, an increase of $215,000.  Loan and collection expense increased $53,000 from $27,000 for the second quarter of 2009 to $80,000 as of June 30, 2010.  We have seen increases in expense on foreclosed property, which reflects costs associated with that property.  Loan collection expense has also increased as we have increased our efforts to collect loans.  Also showing increases over second quarter 2009 are FDIC and other insurance and professional fees.  Professional fees have increased $151,000 or 37.9% to $550,000 for the quarter ending June 30, 2010 from $399,000 for the same period of 2009.  This increase in predominately a result of legal fees and other professional assistance in our loan collection efforts.  The accrual for FDIC insurance has increased $43,000 from $260,000in 2009 to $303,000 for the quarter ending June 30, 2010, an increase of 16.7%.

Provision (Benefit) for Income Taxes

As of June 30, 2010, we recorded no income tax provision related to the pre-tax income generated in the second quarter.  This compares to an income tax benefit of $1.2 million, as of June 30, 2009.  Management determined that it is “more likely than not” that we will be able to fully recognize all of our net deferred tax assets after the valuation allowance.

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

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2010, there have been no changes in our internal control over financial reporting, or to our knowledge, in other factors, that have materially affected or, are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None

Item 4.

(Removed and Reserved)

Item 5.  OTHER INFORMATION

None

Item 6.  EXHIBITS

Exhibits

The following Exhibits are attached or incorporated herein by reference:

10.1	Stipulation to the Issuance of a Consent Order dated May17, 2010 filed as exhibit 10.1 on the Form 8-K filed on May 24, 2010.
10.2	Consent Order dated May 18, 2010 filed as exhibit 10.2 on the Form 8-K filed on May 24, 2010.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32           Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SONOMA VALLEY BANCORP
(Registrant)

Date:	August 11, 2010	/s/Sean C. Cutting
Sean C. Cutting
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 11, 2010	/s/Mary Dieter Smith
Mary Dieter Smith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)